Form 10-Q
period 1996-03-31
CITIZENS FINANCIAL CORP /KY/
filed 1996-05-15
CIK 887136

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                        OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _______________
                                 Commission file number 000-20148
                      Citizens Financial Corporation
              (Exact name of registrant as specified in its charter)

                     Kentucky                        61-1187135
           (State or other jurisdiction of       (I.R.S. Employer
                    organization)               Identification No.)


                            The Marketplace, Suite 300
                              12910 Shelbyville Road
                            Louisville, Kentucky 40243
                          (Address of principal offices)
                                    (Zip Code)

                                  (502) 244-2420
               (Registrant's telephone number, including area code)


                          _____________________________
               (Former name, former address and former fiscal year,
                          if changed since last report)


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X       No
                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class
A Stock -- 1,075,615 as of May 8, 1996

This report consists of 12 consecutively numbered pages. An Exhibit Index appears on page 10.

Part I. - Financial Information
   Item 1. - Financial Statements

                 CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

ASSETS                                                   March 31,   December 31,
                                                           1996        1995
Investments:
  Available-for-sale, fixed maturities at market value
    (cost, $49,437,949 and $45,369,804)                $49,785,015 $46,917,198
  Equity securities, at market value
   (cost, $5,436,122 and $4,263,273)                     7,081,097   5,742,914
  Investment real estate                                 4,066,155   4,095,094
  Mortgage loans on real estate                            182,338     183,935
  Policy loans                                           2,848,831   2,720,396
  Short-term investments                                 1,173,382     821,271
                                                        65,136,818  60,480,808

Cash and cash equivalents                                6,545,825   9,776,964
Accrued investment income                                  708,822     636,758
Reinsurance recoverable:
  Paid benefits and losses                                 111,722      91,773
  Unpaid benefits, losses and IBNR                       1,521,753   1,468,413
Premiums receivable                                        449,254     485,585
Property and equipment                                   1,126,991   1,133,315
Deferred policy acquisition costs                        3,552,979   3,477,377
Goodwill                                                   141,497     146,738
Value of insurance acquired                              5,889,998   6,059,095
Other assets                                               453,709     498,435


                                                       $85,639,368 $84,255,261








Item 1.  (Continued)


LIABILITIES AND SHAREHOLDERS' EQUITY                 March 31,   December 31,
                                                       1996         1995
Policy and contract reserves:
    Future policy benefits                         $41,805,268   $41,429,165
    Unearned premiums                                  213,106       201,772
    Policyholder deposits                           15,917,110    15,925,201
    Policy and contract claims                         884,864     1,139,777
    Other                                              158,504       163,100
                                                    58,978,852    58,859,015

Notes payable                                        9,191,527     9,306,982
Accrued expenses and other liabilities               2,011,103     2,745,673
Deferred income taxes                                  121,568       333,466
                                                    70,303,050    71,245,136

Redeemable convertible preferred stock :
 370 and 157 shares issued and outstanding
 as of March 31, 1996 and December 31, 1995,
 respectively                                        4,043,907     1,700,907

Shareholders' Equity:
  Common stock, 2,000,000 shares authorized;
  1,275,724 shares issued and outstanding            1,275,724     1,275,724
  Paid-in capital                                    5,198,250     5,198,250
  Unrealized appreciation of investments             1,284,977     1,871,652
  Retained earnings                                  4,095,762     3,525,894
                                                    11,854,713    11,871,520
 Less 200,109 shares of common stock owned by
 wholly owned subsidiary                              (562,302)     (562,302)
TOTAL SHAREHOLDERS' EQUITY                          11,292,411    11,309,218

                                                   $85,639,368   $84,255,261

See accompanying notes.


Item 1.  (Continued)
                 CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       for the three months ended March 31
                                   (Unaudited)

                                                          1996         1995
REVENUES
   Premiums and other considerations                  $4,736,460    $2,353,846
   Premiums ceded                                       (233,316)     (188,758)
                                                       4,503,144     2,165,088
   Investment income, net of expenses                  1,024,313       483,422
   Net realized gain (loss) on investment securities     591,100       (92,130)
   Other income                                            4,193         3,331
                                                       6,122,750     2,559,711
BENEFITS AND EXPENSES
   Policyholder benefits                               2,490,467     1,475,019
   Policyholder benefits ceded                           (95,155)      (66,055)
                                                       2,395,312     1,408,964
   Interest credited on policyholder deposits            267,123       212,874
   Increase in benefit reserves                          343,053        31,254
   Commissions                                         1,025,944       346,150
   Salaries and wages                                    435,054       328,908
   Other general expenses                                484,835       310,718
   Interest expense                                      258,764        86,161
   Policy acquisition costs deferred                    (169,433)     (131,585)
   Amortization of deferred policy acquisition
     costs and value of insurance acquired               387,230       160,498
                                                       5,427,882     2,753,942
INCOME (LOSS) FROM OPERATIONS BEFORE FEDERAL
INCOME TAXES                                             694,868      (194,231)
Federal income taxes                                     125,000         4,820
NET INCOME (LOSS)                                     $  569,868   $  (199,051)
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
   Primary                                            $     0.45   $     (0.19)
   Fully diluted                                      $     0.37   $     (0.19)
Weighted average number of shares of common stock
outstanding during the period:
   Primary                                             1,075,615     1,075,615
   Fully diluted                                       1,401,142     1,075,615

See accompanying notes.
Item 1. (Continued)
                 CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the three months ended March 31
                                  (Unaudited)

OPERATING ACTIVITIES                                     1996            1995
   Net Income (loss)                               $    569,868   $   (199,051)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Increase in benefit reserves                       387,437         31,254
     Increase (decrease) in claims liabilities         (254,913)        46,040
     (Increase) decrease in reinsurance receivable:
       Paid benefits                                    (19,949)       116,945
       Unpaid benefits                                  (53,340)       (13,756)
     Provision for amortization and depreciation,
     net of deferrals                                   216,805         82,351
     Amortization of premium and accretion of
     discount on securities purchased, net               (2,504)        (7,283)
     Net realized (gain) loss on investment
     securities                                        (604,754)        92,130
     (Increase) decrease in accrued investment
     income                                             (72,064)       140,114
     Change in other assets and other liabilities      (710,256)       (22,872)
     Deferred federal income taxes                       90,000          2,000
     Federal income taxes payable                         5,000          2,820
     Interest credited on policyholder deposits         267,123        212,874
       NET CASH PROVIDED BY OPERATING ACTIVITIES       (181,547)       483,566
INVESTING ACTIVITIES
    Cost of securities and mortgage loans acquired  (17,126,566)    (4,439,866)
    Investments sold or matured                      12,527,285      3,458,643
    Additions to property and equipment, net            (19,245)       (33,046)
    Short-term investments sold (acquired), net        (352,111)     2,974,406
    Other investing activities, net                     (88,435)       193,246
      NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                   (5,059,072)     2,153,383
FINANCING ACTIVITIES
   Issuance of redeemable preferred stock             2,343,000          ---
   Policyholder deposits                                200,097        240,510
   Policyholder withdrawals                            (475,312)      (599,450)
   Payments on note payable                            (120,101)       (17,810)
   Other                                                 61,796            ---
     NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                             2,009,480       (376,750)
Net increase (decrease) in cash and cash
equivalents                                          (3,231,139)     2,260,199
Cash and cash equivalents at beginning of period      9,776,964         921,285
     CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 6,545,825    $ 3,181,484

See accompanying notes.
Item 1.  (Continued)


                 CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 1995 consolidated financial statements and footnotes included in the Company's annual report on Form 10-K.

2. On September 22, 1995, the Company acquired 98.85% of the common stock of Integrity National Life Insurance Company ("Integrity National") from Southwestern Life Corporation ("Southwestern"), a Dallas-based insurance holding company (the "Acquisition"). The Acquisition was accounted for as a purchase with the results of Integrity National's operations being included in the consolidated statements since the date of acquisition.
   The Company acquired the remaining 1.15% of the common stock of Integrity National in conjunction with the merger of Integrity National into a Company subsidiary as of December 31, 1995.























Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                FINANCIAL POSITION


   Fixed maturities increased $4,068,145, based on amortized cost, during the first three months of 1996. Equity securities increased $1,172,849 and $1,338,183 on a cost and market value basis, respectively, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities decreased $1,034,994 during the quarter ended March 31, 1996.



                              RESULTS OF OPERATIONS


   An analysis of first quarter results, before federal income taxes, by segment is shown below:

               Segment Income (Loss):              1996      1995
                 Life and Annuity              $447,675   $(272,023)
                 Accident and Health            247,193      77,792
                                               $694,868   $(194,231)

               Segment income (loss) before gains (loss)
                on investment securities
                 Life and Annuity             $(125,692)  $(184,591)
                 Accident and Health            229,460      82,490
                                              $ 103,768   $(102,101)

          The improvement of the Life and Annuity segment results is principally attributable to a significant increase in realized capital gains and investment income, offset, to an extent, by increased interest expense on bank borrowings and an increase in the allocation of overhead to this segment due to its increases in premium volume. The improvement in the Accident and Health segment is attributable to a decrease in cancer claims and the reallocation of overhead to the Life and Annuity segment discussed above.

          Premiums and other considerations increased 108% during the first quarter of 1996 compared to the same period in 1995. The increase is attributable to increases in traditional life product premiums, which increased 508.1% in the first quarter of 1996 compared to 1995. Premiums which resulted from the acquisition of Integrity National Life Insurance Company in September, 1995, represented 83.2% of the life premium increase with the remaining increase being attributable to sales of the Company's graded death benefit product. The Company's Accident and Health premiums increased 34.7% due to increased sales of the Company's dental products.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                             CASH FLOW AND LIQUIDITY


          Cash flow from operations decreased $665,113 during the quarter ending March 31, 1996 compared to the same period in the prior year. This decrease was principally attributable to the payment during the first quarter of 1996 of integration costs, bonuses, agent awards, and other expenses associated with Integrity which were accrued as of December 31, 1995.

          The $5,059,072 of cash used in investing activities resulted from the Company's investment of cash balances into fixed maturities and stocks.

          The increase in cash provided by financing activities during the first quarter of 1996 compared to the same period in 1995 is attributable to the issuance of an additional 213 shares of convertible preferred stock.


































PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

               a. Exhibit 11. Statement re computation of per share earnings
                  Exhibit 27. Financial Data Schedule

               b. A Form 8-K dated January 23, 1996, was filed relating to
                  Item 5. Other Events. The form disclosed the Company's completion on January 19, 1996, of a private offering of preferred stock upon the purchase by investors of the offering for $4,070,000.






                                    SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                CITIZENS FINANCIAL CORPORATION



                                 BY: ___________________________________________
                                     Darrell Wells
                                     President and Chief Executive Officer


                                 BY: ___________________________________________
                                     Lane A. Hersman
                                     Executive Vice President and Treasurer






Date:  May 13, 1996
                                 EXHIBIT INDEX


   Exhibit No.                      Description                Page No.

   11         Statement re computation of per share earnings      11

   27         Financial Data Schedule                              12
                 (SEC filing only)


                Exhibit 11 - COMPUTATION OF PER SHARE EARNINGS

                                                      Three Months Ended
                                                            March 31,
                                                       1996            1995
                                                   (In thousands, except share
                                                        and per share data)
Primary earnings per common share:
   Net income (loss)                              $    569,868     $  (199,051)
   Convertible preferred stock dividends                89,393           ---
   Income (loss) applicable to common stock       $    480,475     $  (199,051)
   Average common shares outstanding                 1,075,615       1,075,615
   Primary earnings (loss) per common share       $      0.45      $     (0.19)
Fully diluted earnings per common share:
   Net income (loss)                              $    569,868     $  (199,251)
   Convertible preferred stock dividends                44,696           ---
   Income (loss) applicable to common stock       $    525,172     $  (199,051)
   Average number of shares for computation
   of fully diluted earnings per common share        1,401,142       1,075,615
   Fully diluted earnings (loss) per common share $       0.37     $     (0.19)