Form 10-Q
period 1996-06-30
CITIZENS FINANCIAL CORP /KY/
filed 1996-08-13
CIK 887136

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                                OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to ________________

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class A Stock -- 1,075,615 as
of August 7, 1996 This report consists of   36  consecutively numbered pages.
An Exhibit Index appears on page 12.


Part I. - Financial Information
   Item 1. - Financial Statements

         CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Unaudited)

ASSETS                                                  June 30,  December 31,
                                                          1996        1995
Investments:
 Available-for-sale, fixed maturities at market value (cost,
 $50,216,375 and $45,369,804 for 1996 and 1995,
 respectively)                                         $49,645,938 $46,917,198
 Equity securities, at market value (cost, $8,298,396
 and $4,263,273 for 1996 and 1995, respectively)         9,964,979   5,742,914
  Investment real estate                                 4,040,869   4,095,094
  Mortgage loans on real estate                            180,773     183,935
  Policy loans                                           2,865,925   2,720,396
  Short-term investments                                   842,111     821,271
                                                        67,540,595  60,480,808

Cash and cash equivalents                                3,252,510   9,776,964
Accrued investment income                                  818,841     636,758
Reinsurance recoverable:
  Paid benefits and losses                                 105,366      91,773
  Unpaid benefits, losses and IBNR                       1,637,551   1,468,413
Premiums receivable                                        462,606     485,585
Property and equipment                                   1,111,199   1,133,315
Deferred policy acquisition costs                        3,654,664   3,477,377
Goodwill                                                   136,257     146,738
Value of insurance acquired                              5,007,253   6,059,095
Other assets                                               608,598     498,435
Deferred income taxes                                      169,385    ------




                                                       $84,504,825 $84,255,261



Item 1.  (Continued)




LIABILITIES AND SHAREHOLDERS' EQUITY                    June 30,  December 31,
                                                         1996         1995
Policy and contract reserves:
  Future policy benefits                               $41,063,348 $41,429,165
  Unearned premiums                                        217,631     201,772
    Policyholder deposits                               15,971,099  15,925,201
  Policy and contract claims                             1,144,005   1,139,777
  Other                                                    161,136     163,100
                                                        58,557,219  58,859,015

Notes payable                                            9,127,482   9,306,982
Accrued expenses and other liabilities                   1,734,085   2,745,673
Deferred income taxes                                      ------      333,466
                                                        69,418,786  71,245,136

Redeemable convertible preferred stock : 370 and 157 shares
  issued and outstanding as of June 30, 1996 and
  December 31, 1995, respectively                        4,043,907   1,700,907

Shareholders' Equity:
  Common stock, 6,000,000 shares authorized;
  1,275,724 shares issued and outstanding                1,275,724   1,275,724
  Paid-in capital                                        5,198,250   5,198,250
  Unrealized appreciation of investments                   733,469   1,871,652
  Retained earnings                                      4,396,991   3,525,894
                                                        11,604,434  11,871,520
  Less 200,109 shares of common stock owned by
  wholly owned subsidiary                                 (562,302)   (562,302)

TOTAL SHAREHOLDERS' EQUITY                              11,042,132  11,309,218
                                                       $84,504,825 $84,255,261

See accompanying notes.
Item 1.  (Continued)
         CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
               for the six months ended June 30,
                           (Unaudited)
                                                     1996         1995
REVENUES
  Premiums and other considerations                 $9,446,021  $4,779,535
  Premiums ceded                                     (473,427)    (399,615)
                                                     8,972,594   4,379,920
  Investment income, net of expenses                 2,092,137   1,024,779
  Net realized gain on investment securities           937,344     209,202
  Other income                                          18,054       8,050
                                                    12,020,129   5,621,951
BENEFITS AND EXPENSES
  Policyholder benefits                              5,573,167   3,156,788
  Policyholder benefits ceded                        (279,096)    (335,845)
                                                     5,294,071   2,820,943
  Interest credited on policyholder deposits           500,108     444,694
  Increase in benefit reserves                         316,443      93,057
  Commissions                                        2,008,035     692,536
  Salaries and wages                                   846,693     698,924
  Other general expenses                             1,010,347     769,664
  Interest expense                                     514,578     171,718
  Policy acquisition costs deferred                  (350,081)    (307,052)
  Amortization of deferred policy acquisition costs and value of
  insurance acquired                                   712,874     349,288
                                                    10,853,068   5,733,772
INCOME (LOSS) FROM OPERATIONS BEFORE FEDERAL
INCOME TAXES                                         1,167,061    (111,821)
Federal income taxes                                   199,000      69,847
NET INCOME (LOSS)                                  $   968,061  $ (181,668)
Dividends on redeemable convertible preferred stock    191,143     -------
NET INCOME APPLICABLE TO COMMON STOCK              $   776,918  $ (181,668)
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Primary                                        $        0.72  $    (0.17)
  Fully diluted                                  $        0.55  $    (0.17)
Weighted average number of shares of common stock outstanding during the period:
  Primary                                            1,075,615   1,075,615
  Fully diluted                                      1,770,681   1,075,615
See accompanying notes.
Item 1.  (Continued)
         CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              for the three months ended June 30,
                           (Unaudited)
                                                     1996       1995
REVENUES
  Premiums and other considerations                $4,709,561  $2,425,689
  Premiums ceded                                     (240,111)   (210,857)
                                                    4,469,450   2,214,832
  Investment income, net of expenses                1,067,824     541,357
  Net realized gain on investment securities          346,244     301,332
  Other income                                         13,861       4,719
                                                    5,897,379   3,062,240
BENEFITS AND EXPENSES
  Policyholder benefits                             3,082,700   1,681,769
  Policyholder benefits ceded                        (183,941)   (269,790)
                                                    2,898,759   1,411,979
  Interest credited on policyholder deposits          232,985     231,820
  Increase in benefit reserves                        (26,610)     61,803
      Commissions                                     982,091     346,386
  Salaries and wages                                  411,639     370,016
  Other general expenses                              525,512     458,946
  Interest expense                                    255,814      85,557
  Policy acquisition costs deferred                  (180,648)   (175,467)
  Amortization of deferred policy acquisition costs
   and value of insurance acquired                    325,644     188,790
                                                    5,425,186   2,979,830
INCOME FROM OPERATIONS BEFORE FEDERAL
INCOME TAXES                                          472,193      82,410
Federal income taxes                                   74,000      65,027
NET INCOME                                        $   398,193  $   17,383
Dividends on redeemable convertible preferred stock   101,750     -------
NET INCOME APPLICABLE TO COMMON STOCK             $   296,443  $   17,383
NET INCOME PER SHARE OF COMMON STOCK:
  Primary                                         $      0.28  $     0.02
 Fully diluted                                    $      0.22  $     0.02
Weighted average number of shares of common stock outstanding during the period:
  Primary                                           1,075,615   1,075,615
  Fully diluted                                     1,815,615   1,075,615
See accompanying notes.
Item 1. (Continued)
         CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30,
                           (Unaudited)
OPERATING ACTIVITIES                                   1996       1995

  Net income (loss)                              $    968,061   $   (181,668)
  adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Increase in benefit reserves                       431,550         93,057
   Increase (decrease) in claims liabilities            4,228        (10,708)
   (Increase) decrease in reinsurance receivable:
     Paid benefits                                    (13,593)       131,593
     Unpaid benefits                                 (169,138)         4,733
   Provision for amortization and depreciation,
    net of deferrals                                  310,256        153,472
   Amortization of premium and accretion of
    discount on securities purchased, net              (3,025)       (22,075)
   Net realized gain on investment securities        (964,931)      (209,202)
   (Increase) decrease in accrued investment income  (182,083)       131,082
   Change in other assets and other liabilities    (1,141,505)       (23,853)
   Deferred federal income taxes                      138,000         25,539
   Federal income taxes payable                       (19,000)        44,308
   Interest credited on policyholder deposits         500,108        444,694
     NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES                               (141,072)       580,972

INVESTING ACTIVITIES

  Cost of securities and mortgage loans acquired  (25,918,550)    (7,638,508)
  Investments sold or matured                      18,006,920      8,054,863
  Additions to property and equipment, net            (28,442)       (57,343)
  Short-term investments acquired, net                (20,840)      (273,283)
  Other investing activities, net                    (145,722)        (8,442)
     NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                    (8,106,634)        77,287

FINANCING ACTIVITIES

  Issuance of redeemable convertible
    preferred stock                                 2,343,000         ---
  Policyholder deposits                               447,418        507,056
  Policyholder withdrawals                           (901,629)    (1,278,840)
  Payments on note payable                           (188,809)       (35,027)
  Dividends on preferred stock                        (96,964)        ------
  Other                                               120,236         ------
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                            1,723,252       (806,811)
Net decrease in cash and cash equivalents          (6,524,454)      (148,552)
Cash and cash equivalents at beginning of period    9,776,964        921,279
     CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 3,252,510   $    772,727

See accompanying notes.
Item 1.  (Continued)


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

2. On September 22, 1995, the Company acquired 98.85% of the common stock of Integrity National Life Insurance Company ("Integrity National") from Southwestern Life Corporation, a Dallas-based insurance holding company (the "Acquisition"). The Acquisition was accounted for as a purchase with the results of Integrity National's operations being included in the consolidated statements of the Company since the date of acquisition.
     The Company acquired the remaining 1.15% of the common stock of Integrity National in conjunction with the merger of Integrity National into a Company subsidiary as of December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


                        FINANCIAL POSITION


  Fixed maturities increased $4,846,571, based on amortized cost, during the first half of 1996. Equity securities increased $4,035,123 and $4,222,065 on a cost and market value basis, respectively, during the same period. These increases resulted primarily from the Company investing approximately $8,000,000
of its cash balance into fixed maturities and equity securities.   Gross
unrealized appreciation for available-for-sale fixed maturities and equity securities decreased $1,930,889 during the six months ended June 30, 1996.



                            OPERATIONS

  An analysis of the results for the six and three month periods ended
June 30, 1996 and 1995, before federal income taxes, by segment is shown below:



                                               Six months ended June 30,

                                                      Net income (loss) before
                                 Net income (loss)    realized investment gains

                               1996        1995          1996          1995

Life and Annuity           $  893,512   $(201,768)    $(15,712)     $(400,298)
Accident and Health           273,549      89,947      245,429         79,275
                           $1,167,061   $(111,821)    $229,717      $(321,023)

                                             Three months ended June 30,


                                                      Net income (loss) before
                                 Net income           realized investment gains

                              1996        1995           1996          1995

Life and Annuity           $ 445,837  $   70,255      $109,980      $(215,707)
Accident and Health           26,356      12,155        15,969         (3,215)
                           $ 472,193  $   82,410      $125,949      $(218,922)


  The improved results of the Life and Annuity segment are principally attributable to a significant increase in realized capital gains and investment income and the September, 1995 acquisition of Integrity National Life Insurance Company ("Integrity National") as noted below, offset, to an extent, by increased interest expense on bank borrowings and an increase in the allocation of overhead to this segment due to its increased premium volume. The improvement in the Accident and Health segment is attributable to a decrease in cancer claims and the reallocation of overhead to the Life and Annuity segment discussed above.

  Premiums and other considerations increased 105% during the first half of 1996 compared to the same period in 1995. The increase is primarily attributable to growth in traditional life product premiums, which increased 505% in the first half of 1996 compared to 1995. Premiums which resulted from the acquisition of Integrity National Life in September, 1995, represented approximately 90% of the life premium increase with the remaining increase being attributable to sales of the Company's graded death benefit product. The Company's Accident and Health premiums increased 33.6% due to increased sales of the Company's dental products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                     CASH FLOW AND LIQUIDITY


  Cash flow from operations decreased $722,044 during the six months ending June 30, 1996 compared to the same period in the prior year. This decrease was principally attributable to the payment during the first half of 1996 of integration costs, bonuses, agent awards, and other expenses associated with Integrity National which were accrued as of December 31, 1995.

  The $8,106,634 of cash used in investing activities resulted from the Company's investment of cash balances into fixed maturities and equity securities.

  The increase in cash provided by financing activities during the first half of 1996 compared to the same period in 1995 is primarily attributable to the net proceeds of $2,343,000 received from the issuance of an additional 213 shares of 1995 Class B convertible preferred stock.

PART II.  OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of Security Holders.

          The 1996 annual meeting of shareholders of the Company was held on May 29, 1996. At the meeting, eight incumbent directors were re-elected to serve until the 1997 annual meeting of shareholders.

          The names of the incumbent directors and the shares of the Company's Class A Stock were voted are as follows:

                                        For         Against           Withheld

        John H. Harralson, Jr.        733,443         100               3,045
        Lane A. Hersman               733,543          0                3,045
        Frank T. Kiley                733,543          0                3,045
        Charles A. Mays               733,543          0                3,045
        Earle V. Powell               733,181         362               3,045
        Thomas G. Ward                733,543          0                3,045
        Darrell R. Wells              733,443         100               3,045
        Margaret A. Wells             733,303         240               3,045

      In addition to the election of directors, shares of the Company's Class A Stock were voted as follows to approve amending the Company's Articles of Incorporation to increase the number of authorized shares of Class A Stock from 2,000,000 to 6,000,000 shares:

                                       For        Against        Withheld
                                     720,804       5,945           9,839




  Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibit 3.1- Amended articles of incorporation.
               Exhibit 11- Statement regarding computation of per share earnings
               Exhibit 27- Financial Data Schedule

          b.   None






                            SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               CITIZENS FINANCIAL CORPORATION



  August 7, 1996                 BY:  ________________________________________
                                      Darrell R. Wells
                                      President and Chief Executive Officer


 August 7, 1996                  BY:  ______________________________________
                                      Brent L. Nemec
                                      Treasurer and Principal Accounting Officer






                               EXHIBIT INDEX

       Exhibit No.              Description                      Page No.

           3.1       Articles of Incorporation of the Company       13
                     dated September 11, 1990, as amended on
                     December 14, 1995, and as further amended on June 5, 1996.

           11        Statement regarding computation of per share   35
                     earnings

           27        Financial Data Schedule                        36
                                                            (SEC filing only)








                           EXHIBIT 3.1

     Articles of Incorporation of the Company, dated September 11, 1990, as amended December 14, 1995 and June 5, 1996

                    ARTICLES OF INCORPORATION
                                OF
                  CITIZENS FINANCIAL CORPORATION
                    Dated September 11, 1990,
          as amended December 14, 1995 and June 5, 1996


  The undersigned Incorporator, H. Alexander Campbell, executes these Articles of Incorporation for the purpose of forming and does hereby form a corporation under the laws of the Commonwealth of Kentucky in accordance with the following provisions:


                            ARTICLE I.

  The name of the corporation is CITIZENS FINANCIAL CORPORATION.


                           ARTICLE II.

  The purpose for which the corporation is organized is the transaction of any or all lawful business for which corporations may be organized under the Kentucky Business Corporation Act, or any act amendatory thereof, supplemental thereto or substituted therefor (the "Act"), and to do all things necessary, convenient, proper or desirable in connection with or incident to any of the corporation's businesses.


                           ARTICLE III.

  The street address of the initial registered office of the corporation in the Commonwealth of Kentucky is Suite 300, The Marketplace, 12910 Shelbyville Road, Louisville, Kentucky 40243. The initial registered agent at the same address is Theodore Rich.


                           ARTICLE IV.

  The mailing address of the principal office of the corporation is Suite 300, The Marketplace, 12910 Shelbyville Road, Louisville, Kentucky 40243.


                            ARTICLE V.

  The name and address of the Incorporator is H. Alexander Campbell, 2800 Citizens Plaza, Louisville, Kentucky 40202.


                           ARTICLE VI.

                          Capital Stock

  A. The aggregate number of shares of capital stock that the corporation is authorized to issue is 6,000,000* shares of Class A Stock, without par value ("Class A Stock") and 500,000 shares of Class B Stock, without par value ("Class B Stock").

  B.      Class A Stock

     1. The holders of Class A Stock of the corporation shall be entitled to one vote for each share of Class A Stock held by them on all matters properly presented to shareholders, except as otherwise provided herein or by the Act.

     2. Subject to any preferential rights of any series of Class B Stock set forth in the resolution adopted by the Board of Directors establishing such series, the holders of the Class A Stock shall be entitled to receive dividends, when and as declared by the Board of Directors, out of funds legally available therefor.

  C.      Class B Stock

     1. To the extent permitted by the Act, the Board of Directors is authorized, by resolution, to cause Class B Stock to be divided into and issued from time to time in one or more series and to fix and determine the designation and number of the shares and the relative rights and preferences of the shares of each such series and to change shares of one series that have been redeemed or reacquired into shares of another series.

    2. All shares of Class B Stock shall rank equally and be identical in all respects except as to the relative rights and preferences of any series fixed and determined by the Board of Directors, which may vary to the extent permitted by the Act.

     3. The holders of Class B Stock of each series shall be entitled to receive such dividends, when and as declared by the Board of Directors, out of funds legally available therefor, as they may be entitled to in accordance with the resolution or resolutions adopted by the Board of Directors establishing such series, payable on such dates as may be fixed in such resolution or resolutions. So long as there shall be outstanding any shares of Class B Stock of any series entitled to cumulative dividends pursuant to the resolution or resolutions providing for the issuance of such series, no dividend, whether in cash or property, shall be paid or declared, nor shall any distribution be made, on Class A Stock, nor shall any shares of Class A Stock be purchased, redeemed or otherwise acquired for value by the corporation, if at the time of making such payment, declaration, distribution, purchase, redemption or acquisition the corporation shall be in default with respect to any dividend payable on, or obligation to maintain a purchase, retirement or sinking fund with respect to, or to redeem, shares of Class B Stock of any series.
           The foregoing provisions of this paragraph 3 of Section C of this
           Article VI shall not, however, apply to a dividend payable in Class A Stock or to the acquisition of shares of Class A Stock in exchange for, or through application of the proceeds of the sale of, shares of Class A Stock.
  _________________________

     *As amended June 5, 1996

     4. Class B Stock shall be preferred over Class A Stock as to assets so that the holders of a series of Class B Stock shall be entitled to be paid, upon the voluntary or involuntary liquidation, dissolution or winding up of the corporation and before any distribution is made to the holders of Class A Stock, but only if and to the extent of the amount fixed in the resolution adopted by the Board of Directors establishing such series, without prejudice to any entitlement to any other or further payment fixed in such resolution. If upon any such liquidation, dissolution or winding up of the corporation, its net assets shall be insufficient to permit the payment in full of the respective amounts to which the holders of all outstanding Class B Stock are entitled, the entire remaining net assets of the corporation shall be distributed among the holders of each series of Class B Stock in amounts proportionate to the full amounts to which the holders of each such series are respectively entitled. For purposes of this paragraph 4, the voluntary sale, lease, exchange or transfer of all or substantially all of the corporation's property or assets to, or its consolidation or merger with, one or more corporations shall not be deemed to be a voluntary or involuntary liquidation, dissolution or winding up of the corporation.

     5. All shares of any series of Class B stock shall be redeemable but only if and to the extent permitted by the Act and fixed in the resolution adopted by the Board of Directors establishing such series. All shares of any series of Class B Stock shall be convertible into shares of Class A Stock or into shares of any other series of Class B Stock but only if and to the extent permitted by the Act and fixed in the resolution adopted by the Board of Directors establishing such series.

     6. Unless otherwise provided herein or by the Act, or unless otherwise provided in the resolution adopted by the Board of Directors establishing any series of Class B Stock, the holders of shares of Class B Stock shall be entitled to one vote for each share of Class B Stock held by them on all matters properly presented to shareholders, and in that case the holders of Class A Stock and the holders of all series of Class B Stock so entitled to vote shall vote together as one class.

  D. No holder of shares of any class of stock of the corporation shall have any preemptive rights to subscribe to stock, obligations, warrants, subscription rights or other securities of the corporation of any class, whether now or hereafter authorized.

  E.      1995 Class B Convertible Preferred Stock**

     1. Designation. The series of Class B Stock provided for by this resolution and amendment shall be designated "1995 Class B Convertible Preferred Stock" (hereinafter referred to as the "1995 Class B Stock").

     2. Authorization. The number of shares constituting the Series B Stock shall be 370 shares.




  _________________________

     ** Section E of Article VI added by series resolution of the Board of Directors adopted December 14, 1995

     3.        Dividends.

          a. The holders of shares of the 1995 Class B Stock shall be entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, cumulative quarterly dividends payable in cash on the first business day of January, April, July, and October in each year, beginning
               April 1, 1996, at the annual rate of $1,100.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) and no more. Dividends payable on the 1995 Class B Stock for each full dividend period shall be computed by dividing the annual dividend rate of $1,100.00 by four (4). Dividends payable on the 1995 Class B Stock [i] for the period from the date of original issuance thereof to the first subsequent regular dividend payment date and [ii] in the case of shares called for redemption, from the last regular dividend payment date to the date of payment, shall be prorated according to the number of days elapsed prior to the date of payment over an assumed year of 365 days. The Board of Directors shall fix a record date for the determination of holders of shares of the 1995 Class B Stock entitled to receive payment of each dividend or distribution declared thereon.

          b. No dividends (other than those payable solely in the Class A Stock of the corporation) shall be paid on any Class A Stock of the corporation at any time and for so long as there shall not have been declared and paid or set apart for payment all amounts necessary to eliminate any arrearage in payment of the aforesaid dividends on the 1995 Class B Stock.

     4.        Liquidation Preference.

          a. In the event of any liquidation, dissolution or winding up of the corporation, whether voluntary or involuntary, the holders of the 1995 Class B Stock shall be entitled to receive out of funds legally available therefor, prior and in preference to any distribution of any of the assets or surplus funds of the corporation to the holders of the Class A Stock by reason of their ownership thereof, the amount of $11,000.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares), plus all accrued or declared but unpaid dividends including a pro rata dividend according to the number of days elapsed prior to the date of payment over an assumed year of 365 days (collectively, "Accrued Dividends") on such share for each share of 1995 Class B Stock then held by them. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the 1995 Class B Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amount, then the entire assets and funds of the corporation legally available for distribution shall be distributed ratably among the holders of the 1995 Class B Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

          b. Whenever the distribution provided for in this paragraph 4 shall be payable in securities or property other than cash, the value of such distribution shall be the fair market value of such securities or other property as determined in good faith by the Board of Directors.

     5.        Redemption.

          a. Scheduled Redemption. The corporation shall redeem, from any source of funds legally available therefor, the 1995 Class B Stock in twelve quarterly installments beginning on January 1, 2003, and continuing thereafter on each April 1, July 1, October 1, and January 1, until October 1, 2005 (each such date a "1995 Class B Scheduled Redemption Date"), whereupon the remaining 1995 Class B Stock outstanding shall be redeemed. The corporation shall effect such redemptions on the applicable 1995 Class B Scheduled Redemption Dates by paying in cash in exchange for the shares of 1995 Class B Stock to be redeemed a sum equal to $11,000.00 per share of 1995 Class B Stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all Accrued Dividends (the "1995 Class B Redemption Price"). The number of shares of 1995 Class B Stock that the corporation shall be required under this paragraph 5.a to redeem on any one 1995 Class B Scheduled Redemption Date shall be equal to the amount determined by dividing [i] the aggregate number of shares of 1995 Class B Stock outstanding immediately prior to the 1995 Class B Scheduled Redemption Date by [ii] the number of remaining 1995 Class B Scheduled Redemption Dates (including the 1995 Class B Redemption Date to which such calculation applies). Any redemption effected pursuant to this paragraph 5.a shall be made on a pro-rata basis among the holders of the 1995 Class B Stock in proportion to the shares of 1995 Class B Stock then held by them.

          b. Holder's Optional Redemption. At the individual option of each holder of shares of 1995 Class B Stock, the corporation shall redeem, on a date selected by it on or before January 1, 2002 (the "1995 Class B Holder's Optional Redemption Date"), the number of shares of 1995 Class B Stock held by such holder that is specified in a request for redemption delivered to the corporation by the holder on or prior to December 31, 2000, by paying in cash therefor the 1995 Class B Redemption Price.

          c. Issuer's Optional Redemption. At its option, the corporation may redeem, in whole or from time to time in part, at any time after January 1, 1998, any or all of the outstanding shares of 1995 Class B Stock by paying in cash therefor the 1995 Class B Redemption Price, but only if for any 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the current market price of the Class A Stock on each of such 20 trading days has exceeded 150% of the 1995 Class B Conversion Price in effect on such trading day. In addition, at its option, the corporation may redeem, in whole or from time to time in part, at any time after January 1, 1999, any or all of the outstanding shares of 1995 Class B Stock by paying in cash therefor the 1995 Class B Redemption Price.
               The corporation shall give written notice of any such redemption to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the 1995 Class B Stock, which notice shall be mailed, first class postage prepaid, at the address last shown on the record of the corporation for such holder, and shall specify a date not less than 15 nor more than 45 days after the date of such notice as the date for such redemption (each a "1995 Class B Issuer's Optional Redemption Date"). Any redemption effected pursuant to this paragraph 5.c shall be made on a pro-rata basis among the holders of the 1995 Class B Stock in proportion to the shares of 1995 Class B Stock then held by them.

          d. At least 15 but no more than 30 days prior to each 1995 Class B Scheduled Redemption Date, each 1995 Class B Holder's Optional Redemption Date, and 1995 Class B Issuer's Optional Redemption Date (each hereinafter, a "Redemption Date"), written notice shall be mailed, first class postage prepaid, to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the 1995 Class B Stock to be redeemed, at the address last shown on the record of the corporation for such holder, notifying such holder of the redemption to be effected, specifying the number of shares to be redeemed from such holder, the date of the redemption, the 1995 Class B Redemption Price, the place at which payment may be obtained and calling upon such holder to surrender to the corporation, in the manner and at the place designated, the holder's certificate or certificates representing the shares to be redeemed (the "Redemption Notice"). Except as provided in paragraph 5.E, on or after the date specified in the Redemption Notice, each holder of 1995 Class B Stock to be redeemed shall surrender to the corporation the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the 1995 Class B Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled. In the event less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

          e. From and after any Redemption Date, unless there shall have been a default in payment of the 1995 Class B Redemption Price, all rights of the holders of shares of 1995 Class B Stock designated for redemption in the Redemption Notice as holders of 1995 Class B Stock (except the right to receive the 1995 Class B Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of the corporation or be deemed to be outstanding for any purpose whatsoever. If the funds of the corporation legally available for redemption of shares of 1995 Class B Stock on any Redemption Date are insufficient to redeem the total number of shares of 1995 Class B Stock to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon their holdings of 1995 Class B Stock. The shares of 1995 Class B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the corporation are legally available for the redemption of shares of 1995 Class B Stock, such funds will immediately be used to redeem the balance of the shares that the corporation has become obliged to redeem on any Redemption Date, but which it has not redeemed, in accordance with a procedure substantially similar to that described above and approved by the Board of Directors.

          f. On or prior to each Redemption Date, the corporation shall deposit the 1995 Class B Redemption Price of all shares of 1995 Class B Stock designated for redemption in the Redemption Notice and not yet redeemed with a bank or trust company having aggregate capital and surplus in excess of $10,000,000 as a trust fund for the benefit of the respective holders of the shares designated for redemption and not yet redeemed, with irrevocable instructions and authority to the bank or trust company to pay the 1995 Class B Redemption Price for such shares to the respective holders on or after the Redemption Date upon receipt of notification from the corporation that such holder has surrendered his share certificate to the corporation pursuant to paragraph 5.e of this Section E. As of the Redemption Date, the deposit shall constitute full payment of the shares to their holders, and from and after the Redemption Date the shares so called for redemption shall be redeemed and shall be deemed to be no longer outstanding, and the holders thereof shall cease to be stockholders with respect to such shares and shall have no rights with respect thereto except the rights to receive from the bank or trust company payment of the 1995 Class B Redemption Price of the shares, without interest, upon surrender of their certificates therefor. Such instructions shall also provide that any moneys deposited by the corporation pursuant to this paragraph 5.f for the redemption of shares thereafter converted into shares of the corporation's Class A Stock pursuant to paragraph 7 of this Section E prior to the Redemption Date shall be returned to the corporation forthwith upon such conversion. The balance of any moneys deposited by the corporation pursuant to this paragraph 5.f remaining unclaimed at the expiration of two (2) years following the Redemption Date shall thereafter be returned to the corporation upon its request expressed in a resolution of its Board of Directors.

     6.        Voting Rights; Directors.

          a. So long as any shares of the 1995 Class B Stock remaining outstanding, in the event of a failure of the corporation to pay dividends on the 1995 Class B Stock for six (6) quarterly periods or to redeem shares of the 1995 Class B Stock as required pursuant to paragraph 5 of this Section E (the "Events of Default"), then until such Events of Default have been fully cured (including declaration and payment or setting aside funds sufficient for payment of all such unpaid dividends) [i] the authorized number of members of the Board of Directors of the corporation shall be increased by two (2) persons (the "1995 Class B Directorships") and [ii] the holders of the 1995 Class B Stock shall (immediately upon the giving of written notice the corporation by the holders of a majority of the then outstanding shares of 1995 Class B Stock), voting together as a single class, be entitled to elect two (2) members of the Board of Directors of the corporation to full the vacancies thereby created (the "1995 Class B Directors"). If, after the election of a new Board of Directors pursuant to this paragraph 6, the Events of Default are cured, then [i] the 1995 Class B Directorships shall terminate and [ii] the holders of the 1995 Class B Stock shall be divested of the special voting rights specified in this paragraph a. However, such special voting rights shall again accrue to the holders of the shares of the 1995 Class B Stock in case of any later occurrence of an Event of Default.

          b. Whenever under the provisions of this paragraph 6, the right shall have accrued to the holders of the 1995 Class B Stock to vote as a single class to elect the 1995 Class B Directors, the Board of Directors shall, within ten (10) days after delivery to the corporation at its principal office of a request to such effect by the holders of a majority of the then outstanding shares of the 1995 Class B Stock, call a special meeting of such holders for the election of the 1995 Class B Directors, to be held upon not less than ten (10) nor more than twenty (20) days' notice to such holder. If such notice of meeting is not given within the ten (10) days required above, the holders of 1995 Class B Stock requesting such meeting may also call such meeting and for such purposes shall have access to the stock books and records of the corporation. At any meeting so called or at any other meeting held while the holders of shares of 1995 Class B Stock shall have the voting power provided in this paragraph, the holders of a majority of the shares of 1995 Class B Stock present in person or by proxy or voting by written consent, shall be sufficient to constitute a quorum for the election of directors as herein provided. In the case of any vacancy a 1995 Class B Directorship, the remaining 1995 Class B Director may appoint a successor to hold office for the unexpired term of the director whose 1995 Class B Directorship shall be vacant, provided that if there are no remaining 1995 Class B Directors, the vacancies may be filled by the affirmative vote of the holders of a majority of the shares of 1995 Class B Stock, voting together as a single class, given either at a special meeting of such holders duly called for that purpose or pursuant to a written consent of stockholders. Any 1995 Class B directors who shall have been elected by the holders of 1995 Class B Stock or appointed by any directors so elected as provided in the next preceding sentence hereof may be removed during the aforesaid term of office, either with or without cause, by, and only by, the affirmative vote of the holders of a majority of the shares of the 1995 Class B Stock who elected such director or directors, given either at a special meeting of such holders duly called for that purpose or pursuant to a written consent of such holders, and any vacancy thereby created may be filled by the holders of the 1995 Class B Stock represented at such meeting or pursuant to such written consent.

     7. Conversion. The 1995 Class B Stock shall be convertible into Class A Stock as follows:

          a. Right to Convert. Each share of 1995 Class B Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share and on or prior to the fifth (5th) day prior to any Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the 1995 Class B Stock, at the office of the corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Class A Stock as is determined by dividing $11,000.00 by the 1995 Class B Conversion Price applicable to such share, determined as hereinafter provided, in effect on the date the certificate is surrendered for conversion. The price at which shares of Class A Stock shall be delivered upon conversion of shares of the 1995 Class B Stock shall be $5.50 per share of Class A Stock, adjusted as hereinafter provided (as so adjusted, the "1995 Class B Conversion Price").

          b.        Mechanics of Conversion.

               (1)       Before any holder of 1995 Class B Stock shall be
                    entitled to receive shares of Class A Stock pursuant to paragraph 7.a above, the holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of the corporation or of any transfer agent for such stock, and shall give written notice to the corporation at such office that the holder elects to convert the same, and shall state therein the name or names in which the holder wishes the certificate or certificates for shares of Class A Stock to be issued. The corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of 1995 Class B Stock, a certificate or certificates for the number of shares of Class A Stock to which the holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of surrender of the shares of 1995 Class B Stock to be converted, and the person or persons entitled to receive the shares of Class A Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Class A Stock on such date.

               (2)       If the conversion is in connection with an underwritten
                    offering of securities pursuant to the Securities Act of 1933, as amended, the conversion may, at the option of any holder tendering shares of 1995 Class B Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the person(s) entitled to receive the Class A Stock upon conversion of the 1995 Class B Stock shall not be deemed to have converted such 1995 Class B Stock until immediately prior to the closing of such sale of securities.

          c. Adjustments to 1995 Class B Conversion Price for Certain Diluting Issues.

               (1)       Special Definitions.

                    (a)       "Options" shall mean rights, options, or warrants
                               to subscribe for, purchase or otherwise acquire either Class A Stock or Convertible Securities (defined below).

                    (b)       "Original Issue Date" shall mean the date on which
                               a given share of 1995 Class B Stock was first issued.

                    (c)       "Convertible Securities" shall mean any evidences
                               of indebtedness, shares (other than Class A Stock and 1995 Class B Stock) or other securities convertible into or exchangeable for Class A Stock.

                    (d)       "Additional Shares of Class A Stock" shall mean
                               all shares of Class A Stock issued (or, pursuant to paragraph 7.c(3) below, deemed to be issued) by the corporation after the Original Issue Date, other than shares of Class A Stock issued or issuable:

                         i)        upon conversion of shares of 1995 Class B
                                   Stock;

                         ii) to officers, directors or employees of, or consultants to, the corporation pursuant to stock option or stock purchase plans or agreements on terms approved by the Board of Directors, but not exceeding 100,000 shares of Class A Stock (net of any repurchases of such shares or cancellations or expirations of options), subject to adjustment for all subdivisions and combinations.

                         iii) as a dividend or distribution on 1995 Class B Stock; or

                         iv) for which adjustment of the 1995 Class B Conversion Price is made pursuant to paragraph 7.c(4) below.

               (2)       No Adjustment of Conversion Price.  Any provision
                    herein to the contrary notwithstanding, no adjustment in the 1995 Class B Conversion Price shall be made in respect of the issuance of Additional Shares of Class A Stock unless the consideration per share (determined pursuant to paragraph 7.c(5) below) for an Additional Share of Class A Stock issued or deemed to be issued by the corporation is less than the 1995 Class B Conversion Price in effect on the date of, and immediately prior to, such issue.

               (3)       Deemed Issue of Additional Shares of Class A Stock.  In
                    the event the corporation at any time or from time to time after the Original Issue Date shall issue any Options or Convertible Securities or shall fix a record date for the determination of holders of any class of securities then entitled to receive any such Options or Convertible Securities, then the maximum number of shares (as set forth in the instrument relating thereto without regard to any provisions contained therein designed to protect against dilution) of Class A Stock issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities and Options therefor, shall be deemed to be Additional Shares of Class A Stock issued as of the time of such issue or, in case such a record date shall have been fixed, as of the close of business on such record date, provided that in any such case in which Additional Shares of Class A Stock are deemed to be issued:

                    (a) no further adjustments in the 1995 Class B Conversion Price shall be made upon the subsequent issue of Convertible Securities or shares of Class A Stock upon the exercise of such Options or conversion or exchange of such Convertible Securities;

                    (b) if such Options or Convertible Securities by their terms provide, with the passage of time or otherwise, for any increase or decrease in the consideration payable to the corporation, or decrease or increase in the number of shares of Class A Stock issuable, upon the exercise, conversion or exchange thereof, the 1995 Class B Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon any such increase or decrease becoming effective, be recomputed to reflect such increase or decrease insofar as it affects such Options or the rights of conversion or exchange under such Convertible Securities (provided, however, that no such adjustment of the 1995 Class B Conversion Price shall affect Class A Stock previously issued upon conversion of the 1995 Class B Stock);

                    (c) upon the expiration of any such Options or any rights of conversion or exchange under such Convertible Securities which shall not have been exercised, the 1995 Class B Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon such expiration, be recomputed as if:

                         i) in the case of Convertible Securities or Options for Class A Stock the only Additional Shares of Class A Stock issued were the shares of Class A Stock, if any, actually issued upon the exercise of such Options or the conversion or exchange of such Convertible Securities and the consideration received therefor was the consideration actually received by the corporation for the issue of all such Options, whether or not exercised, plus the consideration actually received by the corporation upon such exercise, or for the issue of all such Convertible Securities which were actually converted or exchanged, plus the additional consideration, if any, actually received by the corporation upon such conversion or exchange; and

                         ii) in the case of Options for Convertible Securities, only the Convertible Securities, if any, actually issued upon the exercise thereof were issued at the time of issue of Such Options, and the consideration received by the corporation for the Additional Shares of Class A Stock deemed to have been then issued was the consideration actually received by the corporation for the issue of all such Options, whether or not exercised, plus the consideration deemed to have been received by the corporation (determined pursuant to paragraph 7.c(5) below) upon the issue of the Convertible Securities with respect to which such Options were actually exercised;

                    (d) no readjustment pursuant to clause (b) or (c) above shall have the effect of increasing the 1995 Class B Conversion Price to an amount which exceeds the lower of [a] the 1995 Class B Conversion Price on the original adjustment date, or [b] the 1995 Class B Conversion Price that would have resulted from any issuance of Additional Shares of Class A Stock between the original adjustment date and such readjustment date;

                    (e) in the case of any Options which expire by their terms not more than 30 days after the date of issue thereof, no adjustment of the Conversion Price shall be made until the expiration or exercise of all such Options, whereupon such adjustment shall be made in the same manner provided in clause (c) above.

               (4)       Adjustment of Conversion Price Upon Issuance of
                    Additional Shares of Class A Stock. In the event the corporation, at any time after the Original Issue Date shall issue Additional Shares of Stock (including Additional Shares of Class A Stock deemed to be issued pursuant to paragraph 7.c(3) above) without consideration or for a consideration per share less than the 1995 Class B Conversion Price in effect on the date of and immediately prior to such issue, then and in such event, the 1995 Class B Conversion Price shall be reduced, concurrently with such issue, to a price (calculated to the nearest cent) determined by multiplying such 1995 Class B Conversion Price by a fraction, the numerator of which shall be the number of shares of Class A Stock outstanding immediately prior to such issue plus the number of shares of Class A Stock which the aggregate consideration received by the corporation for the total number of Additional Shares of Class A Stock so issued would purchase at such 1995 Class B Conversion Price in effect immediately prior to such issue and the denominator of which shall be the number of shares of Class A Stock outstanding immediately prior to such issue plus the number of such Additional Shares of Class A stock so issued. For the purpose of the above calculation, the number of shares of Class A stock outstanding immediately prior to such issue shall be calculated on a fully diluted basis, as if all shares of 1995 Class B Stock and all Convertible Securities had been fully converted into shares of Class A Stock immediately prior to such issuance and any outstanding warrants, options or other rights for the purchase of shares of stock or convertible securities had been fully exercised immediately prior to such issuance (and the resulting securities fully converted into shares of Class A Stock, if so convertible) as of such date, but not including in such calculation any additional shares of Class A stock issuable with respect to shares of 1995 Class B Stock, or outstanding options, warrants or other rights for the purchase of shares of stock or convertible securities, solely as a result of the adjustment of the respective
                    1995 Class B Conversion Prices (or other conversion ratios) resulting from the issuance of the Additional Shares of Class A Stock causing the adjustment in question.

               (5)       Determination of Consideration.  For purposes of this
                    paragraph 7.c, the consideration received by the corporation for the issue of any Additional Shares of Class A Stock shall be computed as follows:

                    (a)       Cash and Property.  Such consideration shall:

                         i) insofar as it consists of cash, be computed at the aggregate amount of cash received by the corporation excluding amounts paid or payable or Accrued Dividends;

                         ii) insofar as it consists of property other than cash, be computed at the fair value thereof at the time of such issue, as determined in good faith by the Board of Directors; and

                         iii) in the event Additional Shares of Class A Stock are issued together with other shares or securities or other assets of the corporation for consideration which covers both, be the proportion of such consideration so received, computed as provided in clauses [i] and [ii] above, as determined in good faith by the Board of Directors.

                    (b) Options and Convertible Securities. The consideration per share received by the corporation of Additional Shares of Class A Stock deemed to have been issued pursuant to this paragraph 7.c relating to Options and Convertible Securities shall be determined by dividing:

                         i) the total amount, if any, received or receivable by the corporation as consideration for the issue of such Options or Convertible Securities, plus the minimum aggregate amount of additional consideration (as set forth in the instruments relating thereto, without regard to any provision contained therein designed to protect against dilution) payable to the corporation upon the exercise of such Options or Convertible Securities and the conversion or exchange of such Convertible Securities by

                         ii) the maximum number of shares of Class A Stock (as set forth in the instruments relating thereto, without regard to any provision contained therein designed to protect against the dilution) issuable upon the exercise of such Options or conversion or exchange of such Convertible Securities.

          d. Adjustments to Conversion Prices for Stock Dividends and for Combinations or Subdivisions of Class A Stock. In the event that this corporation at any time or from time to time after the Original Issue Date shall declare or pay, without consideration, any dividend on the Class A Stock payable in Class A Stock or in any right to acquire Class A Stock for no consideration, or shall effect a subdivision of the outstanding shares of Class A Stock into a greater number of shares of Class A Stock (by stock split, reclassification or otherwise than by payment of a dividend in Class A Stock or in any right to acquire Class A Stock), or in the event the outstanding shares of Class A Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Class A Stock, then the 1995 Class B Conversion Price in effect immediately prior to such event shall, concurrently with the effectiveness of such event, be proportionately decreased or increased, as appropriate. In the event that this corporation shall declare or pay, without consideration, any dividend on the Class A Stock payable in any right to acquire Class A Stock for no consideration, then the corporation shall be deemed to have made a dividend payable in Class A Stock in an amount of shares equal to the maximum number of shares issuable upon exercise of such rights to acquire Class A Stock.

          e. Adjustments for Reclassification and Reorganization. If the Class A Stock issuable upon conversion of the 1995 Class B Stock shall be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares provided for in paragraph 7.d above), the 1995 Class B Conversion Price then in effect shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted so that the 1995 Class B Stock shall be convertible into, in lieu of the number of shares of Class A Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class or classes of stock equivalent to the number of shares of Class A Stock that would have been subject to receipt by the holders upon conversion of the 1995 Class B Stock immediately before that change.

          f. No Impairment. The corporation will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid, or seek to avoid, the observance or performance of any of the terms to be observed or performed hereunder by the corporation, but will at all times in good faith assist in the carrying out of all the provisions of this paragraph 7 and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holders of the 1995 Class B Stock under this paragraph 7 against impairment.

          g. Certificates as to Adjustments. Upon the occurrence of each adjustment or readjustment of the 1995 Class B Conversion Price pursuant to this paragraph 7, the corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare a certificate executed by the corporation's President or Chief Financial Officer setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The corporation shall, upon the written request at any time of any holder of 1995 Class B Stock, furnish or cause to be furnished to such holder a like certificate setting forth [i] such adjustments and readjustments, [ii] the 1995 Class B Conversion Price at the time in effect, and [iii] the number of shares of Class A Stock and the amount, if any, of other property which at the time would be received upon the conversion of the 1995 Class B Stock.

          h. Notices of Record Dates. In the event that the corporation shall propose at any time: [i] to declare any dividend or distribution upon its Class A Stock, whether in cash, property, stock or other securities, whether or not a regular cash dividend and whether or not out of earnings or earned surplus; [ii] to offer for subscription pro rata to the holders of any class or series of its stock any additional shares of stock of any class or series or other rights; [iii] to effect any reclassification or recapitalization of its Class A Stock outstanding involving a change in the Class A Stock; or [iv] to merge or consolidate with or into any other corporation, or sell, lease or convey all or substantially all of its assets, or to liquidate, dissolve or wind up, then, in connection with each such event, the corporation shall send to the holders of 1995 Class B Stock;

                    (a) at least twenty (20) days' prior written notice of the date on which a record shall be taken for such dividend, distribution or subscription rights (and specifying the date on which the holders of Class A Stock shall be entitled thereto) or for determining rights to vote, if any, in respect of the matters referred to in clauses [iii] and [iv] above;

                    (b) in the case of the matters referred to in clauses [iii] and [iv] above, at least twenty (20) days' prior written notice of the date when the same shall take place (and specifying the date on which the holders of Class A Stock shall be entitled to exchange their Class A Stock for securities or other property delivered upon the occurrence of such event).

          i. Issue Taxes. The corporation shall pay any and all issue and other taxes that may be payable in respect of any issue or delivery of shares of Class A Stock on conversion of 1995 Class B Stock pursuant hereto; provided, however, that the corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

          j. Reservation of Stock Issuable Upon Conversion. The corporation shall at all times reserve and keep available out of its authorized but unissued shares of Class A Stock, solely for the purpose of effecting the conversion of the shares of the 1995 Class B Stock, such number of its shares of Class A Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the 1995 Class B Stock; and if at any time the number of authorized but unissued shares of Class A Stock shall not be sufficient to effect the conversion of all then outstanding shares of the 1995 Class B Stock, the corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Class A Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain the requisite stockholder approval of any necessary amendment to the corporation's Articles of Incorporation.

          k. Fractional Shares. No fractional share shall be issued upon the conversion of any share or shares of 1995 Class B Stock. All shares of Class A Stock (including fractions hereof) issuable upon conversion of more than one share of 1995 Class B Stock by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Class A Stock, the corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors).

          l. Notices. Any notice required by the provisions of this paragraph 7 to be given to the holders of shares of 1995 Class B Stock shall be deemed given if deposited in the United States mail, postage prepaid, or if sent by facsimile or delivered personally by hand or nationally recognized courier and addressed to each holder of record at such holder's address or facsimile number appearing in the records of the corporation.

     8.        Restrictions and Limitations.

          a. So long as any shares of 1995 Class B Stock remain outstanding, the corporation shall not, without the vote or written consent by the holders of at least 66 % of the then outstanding shares of 1995 Class B Stock, voting together as a single class, at any time that its shareholders' equity (including amounts attributable to the 1995 Class B Stock) is less than $8,000,000:

               (1)       Redeem, purchase or otherwise acquire for value (or pay
                    into or set aside for a sinking fund for such purpose) any share or shares of 1995 Class B Stock otherwise than by redemption in accordance with paragraph 5 of this Section E or by conversion in accordance with paragraph 7 of this Section E;

               (2)       Redeem, purchase or otherwise acquire (or pay into or
                    set aside for a sinking fund for such purpose) any of the Class A Stock; provided, however, that this restriction shall not apply to the repurchase of shares of Class A Stock from employees, officers, directors, consultants or other persons performing services for the Company or any subsidiary pursuant to agreements under which the corporation has the option to repurchase such shares at cost or at cost plus interest at a rate not to exceed nine percent (9%) per annum upon the occurrence of certain events, such as the termination of employment, provided further, however, that the total amount applied to the repurchase of shares of Class A Stock shall not exceed $100,000 during any twelve (12) month period.

          b. The corporation shall not amend its Articles of Incorporation or Bylaws without the approval, by vote or written consent, by the holders of 66 % of the then outstanding shares of 1995 Class B Stock if such amendment would change any of the preferences, limitations or relative rights provided for herein for the benefit of any shares of the 1995 Class B Stock. Without limiting the generality of the preceding sentence, the corporation will not amend its Articles of Incorporation or Bylaws without the approval of the holders of 66 % of the then outstanding shares of 1995 Class B Stock if such amendment would:

               (1)       Reduce the dividend rates on the 1995 Class B Stock
                    provided for herein, or make such dividends noncumulative, or defer the date from which dividends will accrue, or cancel accrued and unpaid dividends, or change the relative seniority rights of the holders of the 1995 Class B Stock as to the payment of dividends in relation to the holders of any other capital stock of the corporation;

               (2)       Reduce the amount payable to the holders of the 1995
                    Class B Stock upon the voluntary or involuntary liquidation, dissolution, or winding up of the corporation, or change the relative seniority of the liquidation preferences of the holders of the 1995 Class B Stock to the rights upon liquidation of the holders of any other capital stock of the corporation;

               (3)       Reduce the 1995 Class B Redemption Price specified in
                    paragraph 5 of this Section E with respect to the 1995 Class B Stock;

               (4)       Delay any of the Redemption Dates provided for in
                    paragraph 5 of this Section E;

               (5)       Cancel or modify the conversion rights of the 1995
                    Class B Stock provided for in paragraph 7 of this Section E; or

               (6)       Change the authorized number of directors of the
                    corporation.

     9.        No Reissuance of 1995 Class B Stock.

     No share or shares of 1995 Class B Stock acquired by the corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be cancelled, retired and eliminated from the shares which the corporation shall be authorized to issue.

                           ARTICLE VII.

  A. The business and affairs of the corporation shall be managed by or under the direction of a Board of Directors.

  B. Subject to the restriction that the number of directors shall not be less than the number required by the laws of the Commonwealth of Kentucky, the number of directors may be fixed, from time to time, pursuant to the Bylaws of the corporation.

  C. The members of the Board of Directors (other than those who may be elected by the holders of any series of capital stock of the corporation having a preference over Class A Stock as to dividends or upon liquidation pursuant to the terms of these Articles of Incorporation or of the resolution adopted by the Board of Directors establishing such series of stock) shall be classified when and so long as the Board of Directors shall consist of at least eleven (11) members pursuant to the Bylaws, with respect to the time for which they severally hold office, into three (3) classes, as nearly equal in number as possible, as shall be determined by the Board of Directors of the corporation, one class to be originally elected for a term expiring at the first annual meeting of the shareholders after their election, another class to be originally elected for a term expiring at the second annual meeting of the shareholders after their election, and another class to be originally elected for a term expiring at the third annual meeting of the shareholders after their election, each class to hold office until the successors of such class are elected and qualified. At each annual meeting of the shareholders, the date of which shall be fixed by or pursuant to the Bylaws of the corporation, the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of the shareholders held in the third year following the year of their election.

  D. Subject to any requirements of law and the rights of any series of capital stock of the corporation having a preference over Class A Stock as to dividends or upon liquidation pursuant to the terms of these Articles of Incorporation or of the resolution adopted by the Board of Directors establishing such series of stock (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the terms of such series), the affirmative vote of the holders of 80% or more of the voting power of the then outstanding Voting Stock of the corporation, voting together as a single class, shall be required to remove any director without cause. For purposes of this Article VII, "cause" shall mean the willful and continuous failure of a director substantially to perform such director's duties to the corporation, other than any such failure resulting from incapacity due to physical or mental illness, or the willful engaging by a director in gross misconduct materially and demonstrably injurious to the corporation. As used in these Articles of Incorporation, "Voting Stock" shall mean shares of capital stock of the corporation entitled to vote generally in an election of directors.

  E. Subject to any requirements of law and the rights of any series of capital stock of the corporation having a preference over Class A Stock as to dividends or upon liquidation pursuant to the terms of these Articles of Incorporation or of the resolution adopted by the Board of Directors establishing such series of stock, newly created directorships resulting from any increase in the number of directors may be filled by the Board of Directors, or as otherwise provided in the Bylaws, and any vacancies on the Board of Directors resulting from death, resignation, removal or other cause shall only be filled by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors, or by a sole remaining director, or as otherwise provided in the Bylaws. Any director elected in accordance with the preceding sentence shall hold office until the next annual election of directors or, if the Board of Directors is then classified in three classes as hereinabove provided, for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and in either case unless such director's successor shall have been elected and qualified.

  F. When considering a merger, consolidation, sale of assets, business combination or other transaction, the Board of Directors or any committee thereof, the directors, and the officers of the corporation may, in considering the best interests of the corporation and its shareholders, consider the interests of and the effects of such transaction upon the employees, customers and suppliers of the corporation and its subsidiaries and upon communities in which the corporation and its subsidiaries are located or do business.

  G. The Board of Directors may from time to time determine whether, to what extent, at what times and places and under what conditions and regulations the accounts, books and records of the corporation, or any of them, shall be open to the inspection of the shareholders, and no shareholder shall have any right to inspect any account, book or document of the corporation except as and to the extent expressly provided by law or expressly authorized by resolution of the Board of Directors.

  H. In addition to the powers and authority herein or by law expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the corporation, subject, nevertheless, to the provisions of the laws of the Commonwealth of Kentucky, these Articles of Incorporation, or any Bylaws adopted by the shareholders; provided, however, that no Bylaws here-after adopted by the shareholders shall invalidate any prior act of the directors that would have been valid if such Bylaws had not been adopted.

  I. The initial board of directors of the corporation shall consist of seven persons who shall serve until the first annual meeting of shareholders and until their successors are elected and qualified. The names and addresses of said directors are as follows:


     Name                     Address

  John H. Harralson           3818 Shelbyville Road
                              Louisville, KY 40207

  Frank T. Kiley              4350 Brownsboro Road
                              Suite 310
                              Louisville, KY 40207

  William H. Lomicka          2201 Brown & Williamson Tower
                              Louisville, KY 40202

  Earle V. Powell             322 Stonehedge
                              Frankfort, KY 40601

  Theodore Rich               12910 Shelbyville Road
                              Suite 300
                              Louisville, KY 40243

  Tommy Ward                  447 Springhill Drive
                              Lexington, KY 40503

  Darrell R. Wells            4350 Brownsboro Road
                              Suite 310
                              Louisville, KY 40207


                          ARTICLE VIII.

     In making a distribution, the corporation may, for the purpose of measuring the legal permissibility of the distribution, disregard the preferential rights on dissolution of shareholders whose preferential rights are superior to those receiving the distribution.


                           ARTICLE IX.

     As permitted by Section 271B.12-220(5)(a)(2) of the Act, the corporation elects not to be governed by KRS 271B.12-210 of the Act.


                            ARTICLE X.

     In furtherance and not in limitation of the powers conferred upon it by law, the Board of Directors is expressly authorized to:

  A. adopt any By-laws that the Board of Directors may deem necessary or desirable for the efficient conduct of the affairs of the corporation, including, but not limited to, provisions governing the conduct of, and the matters that may properly be brought before, annual or special meetings of the shareholders and provisions specifying the manner and extent to which prior notice shall be given of the submission of proposals to be considered at any such meeting or of nominations for election of directors be held at any such meeting; and

  B.      repeal, alter or amend the Bylaws.

     In addition to any requirements of law and any other provisions of these Articles of Incorporation or the terms of the resolution adopted by the Board of Directors establishing any series of capital stock having a preference over Class A Stock as to dividends or upon liquidation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the terms of such class or series), the affirmative vote of the holders of 80% or more of the voting power of the then outstanding Voting Stock of the corporation, voting together as a single class, shall be required to amend, alter or repeal any provision of the By-laws.


                           ARTICLE XI.

     In addition to any requirements of law and any other provisions of these Articles of Incorporation or the terms of the resolution adopted by the Board of Directors establishing any series of capital stock having a preference over Class A Stock as to dividends or upon liquidation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the terms of such class or series), the affirmative vote of the holders of 80% or more of the voting power of the then outstanding Voting Stock of the corporation, voting together as a single class, shall be required to amend, alter or repeal, or adopt any provision inconsistent with, this Article XI or Article VII or Article IX or Article X or Article XIII of these Articles of Incorporation. Subject to the foregoing provisions of this Article XI, the corporation reserves the right from time to time to amend, alter, change, add to or repeal any provision contained in these Articles of Incorporation in any manner now or hereafter prescribed by law and in these Articles of Incorporation, andall rights and powers at any time conferred upon shareholders, directors and officers of the corporation by these Articles of Incorporation or any amendment thereof are subject to the provisions of this Article XI.


                           ARTICLE XII.

     The corporation shall, to the maximum extent permitted by law, indemnify any officer or director against costs and expenses (including but not limited to attorneys' fees) and any liabilities (including but not limited to judgments, fees, penalties and settlements) paid by or imposed against any such person in connection with any actual or threatened claim, action, suit or proceeding, whether civil, criminal, administrative, legislative, investigative or other (including any appeal relating thereto) and whether made or brought by or in the right of the corporation, or otherwise, because he or she is or was a director or officer of the corporation or was serving as a director, officer, partner, trustee, employee or agent of any other corporation, partnership, employee benefit plan or other entity at the request of the corporation.

     Notwithstanding any right to indemnification provided by the Act to any employee or agent of the corporation, the corporation may, but shall not be required to, to the maximum extent permitted by law, indemnify any such person against costs and expenses (including but not limited to attorneys' fees) and any liabilities (including but not limited to judgments, fines, penalties and settlements) paid by or imposed against any such person in connection with any actual or threatened claim, action, suit or proceeding, whether civil, criminal, administrative, legislative, investigative or other (including any appeal relating thereto) and whether made or brought by or in the right of the corporation, or otherwise, because he or she is or was an employee or agent of the corporation or was serving as a director, officer, partner, trustee, employee or agent of any other corporation, partnership, employee benefit plan or other entity at the request of the corporation.

     The indemnification authorized by this Article XII shall not supersede or be exclusive of any other right of indemnification that any such person may have or hereafter acquire under any provision of these Articles of Incorporation or the Bylaws of the corporation, or any agreement, vote of shareholders or disinterested directors or otherwise. The corporation may take such steps as may be deemed appropriate by the Board of Directors to provide indemnification to any such person, including, without limitation, entering into contracts for indemnification between the corporation and individual directors, officers, employees or agents, which may provide rights to indemnification that are broader or otherwise different from the rights authorized by this Article XII. The corporation may take such steps as may be deemed appropriate by the Board of Directors to secure, subject to the occurrence of such conditions or events as may be determined by the Board of Directors, the payment of such amounts as are required to effect any indemnification permitted or authorized by this Article XII, including, without limitation, purchasing and maintaining insurance, creating trust funds, granting security interests or using other means.


                          ARTICLE XIII.

     No director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for a breach of his or her duties as a director except for liability:

  A. for any transaction in which the director's personal financial interest is in conflict with the financial interest of the corporation or its shareholders;

  B. for acts or omissions not in good faith or that involve intentional misconduct or are known to the director to be a violation of law;

  C.      for distributions made in violation of the Act; or

  D. for any transaction from which the director derives an improper personal benefit.


     If the Kentucky Revised Statutes are hereafter amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the Kentucky Revised Statutes, as so amended. Any repeal or modification of this Article XIII by the shareholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

Exhibit 11 - COMPUTATION OF PER SHARE EARNINGS

                                                    Six Months Ended
                                                        June 30,
                                                     1996       1995
                                               (In thousands, except share
                                                    and per share data)

Primary earnings per common share:
   Net income (loss)                              $    968,061 $  (181,668)
   Convertible preferred stock dividends               191,143     ------
   Income (loss) applicable to common stock       $    776,918 $  (181,668)
   Average common shares outstanding                 1,075,615    1,075,615
   Primary earnings (loss) per common share       $       0.72 $      (0.17)

Fully diluted earnings per common share:
   Net income (loss)                               $   968,061  $ (181,668)
   Average number of shares for computation
      of fully diluted earnings per common share     1,770,681    1,075,615
   Fully diluted earnings (loss) per common share  $      0.55  $     (0.17)

                                                   Three Months Ended
                                                         June 30,
                                                     1996       1995
                                               (In thousands, except share
                                                    and per share data)
Primary earnings per common share:
   Net income                                     $    398,193    $   17,383
   Convertible preferred stock dividends               101,750        -----
   Income applicable to common stock              $    296,442    $   17,383
   Average common shares outstanding                 1,075,615     1,075,615
   Primary earnings per common share              $       0.28    $     0.02

Fully diluted earnings per common share:
   Net income                                     $    398,193    $   17,383
   Average number of shares for computation
      of fully diluted earnings per common share     1,815,615     1,075,615
   Fully diluted earnings per common share        $       0.22     $    0.02