Form 10-Q
period 1996-09-30
CITIZENS FINANCIAL CORP /KY/
filed 1996-11-14
CIK 887136

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _______________

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class A Stock -- 1,075,615 as of November 14, 1996

This report consists of   15  consecutively numbered pages.  An Exhibit Index
appears on page 11.


Part I. - Financial Information
 Item 1. - Financial Statements


         CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Unaudited)

ASSETS                                           September 30,     December 31,
                                                    1996               1995
Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost of
    $51,674,868 and $45,369,804 in 1996
    and 1995, respectively)                      $51,360,824       $46,917,198
    Equity securities (cost of $9,091,297
    and $4,263,273 in 1996 and 1995,
    respectively)                                 10,730,982         5,742,914
  Investment real estate                           4,012,168         4,095,094
  Mortgage loans on real estate                      179,170           183,935
  Policy loans                                     2,922,466         2,720,396
  Short-term investments                             842,111           821,271
                                                  70,047,721        60,480,808

Cash and cash equivalents                          1,282,130         9,776,964
Accrued investment income                            702,761           636,758
Reinsurance recoverable:
   Paid benefits and losses                          104,636            91,773
   Unpaid benefits, losses and IBNR                1,693,024         1,468,413
Premiums receivable                                  502,160           485,585
Property and equipment                             1,194,251         1,133,315
Deferred policy acquisition costs                  3,709,136         3,477,377
Goodwill                                             131,016           146,738
Value of insurance acquired                        5,190,219         6,059,095
Other assets                                         428,908           498,435
Deferred income taxes                                 92,875             ---
                                                 $85,078,837       $84,255,261



Item 1. (Continued)



LIABILITIES AND SHAREHOLDERS' EQUITY


                                               September 30,       December 31,
                                                   1996                 1995
Policy and contract reserves:
   Future policy benefits                       $41,355,132        $41,429,165
   Unearned premiums                                172,956            201,772
   Policyholder deposits                         15,915,227         15,925,201
   Policy and contract claims                     1,247,103          1,139,777
   Other                                            163,003            163,100
                                                 58,853,421         58,859,015

Notes payable                                     9,113,028          9,306,982
Accrued expenses and other liabilities            1,928,994          2,745,673
Deferred income taxes                                ---               333,466
                                                 69,895,443         71,245,136

Redeemable convertible preferred stock:
 370 and 157 shares issued and outstanding
 as of  September 30, 1996 and December 31, 1995,
 respectively                                     4,043,907          1,700,907

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
    1,275,724 shares issued and outstanding       1,275,724          1,275,724
   Paid-in capital                                5,198,250          5,198,250
   Unrealized appreciation of investments           838,062          1,871,652
   Retained earnings                              4,389,753          3,525,894
                                                 11,701,789         11,871,520
   Less 200,109 shares of common stock owned
    by wholly-owned subsidiary                     (562,302)          (562,302)
TOTAL SHAREHOLDERS' EQUITY                       11,139,487         11,309,218
                                                $85,078,837        $84,255,261












See accompanying notes.

Item 1. (Continued)
         CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             for the nine months ended September 30,
                           (Unaudited)
                                                      1996             1995
REVENUES
   Premiums and other considerations               $14,189,043     $ 7,956,944
   Premiums ceded                                     (705,519)       (612,982)
                                                    13,483,524       7,343,962
   Investment income, net of expenses                3,113,762       1,571,450
   Net realized gain on investment securities          908,297       1,257,006
   Other income                                         19,067           7,600
                                                    17,524,650      10,180,018
BENEFITS AND EXPENSES
   Policyholder benefits                             8,590,135       5,040,475
   Policyholder benefits ceded                        (433,401)       (572,911)
                                                     8,156,734       4,467,564
   Interest credited on policyholder deposits          724,615         683,591
   Increase in benefit reserves                        475,834         134,011
   Commissions                                       2,933,679       1,231,518
   Other general expenses                            2,808,974       2,324,093
   Interest expense                                    760,449         211,105
   Policy acquisition costs deferred                  (531,114)       (496,898)
   Amortization of deferred policy acquisition
    costs and value of insurance acquired              919,140         584,543
                                                    16,248,311       9,139,527
INCOME FROM OPERATIONS BEFORE FEDERAL
INCOME TAXES                                         1,276,339       1,040,491
Federal income taxes                                   213,766         268,308
NET INCOME                                          $1,062,573     $   772,183
Dividends on redeemable convertible
  preferred stock                                      292,893           ---
NET INCOME APPLICABLE TO COMMON STOCK              $   769,680    $    772,183
NET INCOME PER SHARE OF COMMON STOCK:
   Primary                                         $       .72    $        .72
   Fully diluted                                   $       .60    $        .72
Weighted average number of shares of common stock outstanding during the period:

   Primary                                           1,075,615       1,075,615
   Fully diluted                                     1,785,659       1,075,615










See accompanying notes.
Item 1. (Continued)
         CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             for the three months ended September 30,
                           (Unaudited)
                                                         1996         1995
REVENUES
   Premiums and other considerations                  $4,743,022    $3,177,409
   Premiums ceded                                       (232,092)     (213,367)
                                                       4,510,930     2,964,042
   Investment income, net of expenses                  1,021,625       546,671
   Net realized gain (loss) on investment securities     (29,047)    1,047,804
   Other income, net                                       1,013          (450)
                                                       5,504,521     4,558,067
BENEFITS AND EXPENSES
   Policyholder benefits                               3,016,968     1,883,687
   Policyholder benefits ceded                          (154,305)     (237,066)
                                                       2,862,663     1,646,621
   Interest credited on policyholder deposits            224,507       238,897
   Increase in benefit reserves                          159,391        40,954
   Commissions                                           925,644       538,982
   Other general expenses                                951,934       855,505
   Interest expense                                      245,871        39,387
   Policy acquisition costs deferred                    (181,033)     (189,846)
   Amortization of deferred policy acquisition
    costs and value of insurance acquired                206,266       235,255
                                                       5,395,243     3,405,755
INCOME FROM OPERATIONS BEFORE FEDERAL
INCOME TAXES                                             109,278     1,152,312
Federal income taxes                                      14,766       198,461
NET INCOME                                           $    94,512   $   953,851
Dividends on redeemable convertible preferred stock      101,750         ---
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK         $    (7,238)  $   953,851
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
   Primary                                           $      (.01)  $       .89
   Fully diluted                                     $       .05   $       .89
Weighted average number of shares of common stock outstanding during the period:

   Primary                                             1,075,615     1,075,615
   Fully diluted                                       1,815,615     1,075,615










See accompanying notes.
Item 1. (Continued)
         CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30
                           (Unaudited)
OPERATING ACTIVITIES                                    1996            1995
   Net Income                                        $1,062,573    $   772,183
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Increase in benefit reserves                      633,693        218,412
      Increase (decrease) in claims liabilities         107,326        (49,315)
      (Increase) decrease in reinsurance receivable:
        Paid benefits                                   (12,863)        71,911
        Unpaid benefits                                (224,611)       (21,013)
      Provision for amortization and depreciation,
       net of deferrals                                 314,821        324,157
      Amortization of premium and accretion of
       discount on securities purchased, net             (7,117)       (19,692)
      Net realized (gain) on investment securities     (940,468)    (1,257,006)
      (Increase) decrease in accrued investment income  (66,003)       188,509
      Change in other assets and other liabilities   (1,054,426)       445,316
      Deferred federal income taxes                     144,000        102,000
      Federal income taxes payable (recoverable)        (12,000)       114,308
      Interest credited on policyholder deposits        724,615        683,591
          NET CASH PROVIDED BY OPERATING ACTIVITIES     669,540      1,573,361

INVESTING ACTIVITIES
   Cost of securities and mortgage loans acquired   (34,089,532)   (13,079,549)
   Investments sold or matured                       23,908,911     14,663,588
   Additions to property and equipment, net            (137,146)      (128,356)
   Short-term investments sold (acquired), net          (20,840)     1,639,944
   Purchase price of Integrity National Life
    Insurance Company in excess of cash and
    cash equivalents acquired                             ---       (3,501,341)
   Other investing activities, net                     (202,263)       496,591
          NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                      (10,540,870)        90,877

FINANCING ACTIVITIES
   Issuance of redeemable convertible preferred
    stock                                             2,343,000          ---
   Policyholder deposits                                610,037        697,179
   Policyholder withdrawals                          (1,344,752)    (1,711,071)
   Proceeds from bank borrowings                         ----        6,400,000
   Payments on note payable                            (207,925)       (52,609)
   Dividends on redeemable convertible preferred
     stock                                             (198,714)          ---
   Other                                                174,850        (44,431)
          NET CASH PROVIDED BY FINANCING ACTIVITIES   1,376,496      5,289,068

Net increase (decrease) in cash and cash
  equivalents                                        (8,494,834)     6,953,306
Cash and cash equivalents at beginning of period      9,776,964        921,285
          CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                             $ 1,282,130    $ 7,874,591





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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        FINANCIAL POSITION
  Fixed maturities increased $6,305,064, based on amortized cost, during the first nine months of 1996. Equity securities increased $4,828,024 and $4,988,068 on a cost and market value basis, respectively, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities decreased $1,701,394 during the nine months ended September 30, 1996.


                            OPERATIONS
  An analysis of results for the nine and three months ended September 30, 1996 and 1995, before federal income taxes, by segment is shown below.

                                        Nine months ended September 30,
                                                       Net income (loss) before
                                 Net Income            realized investment gains

                              1996           1995          1996           1995
  Life and Annuity       $   851,632    $   777,409    $ (29,416)     $ (415,037)
  Accident and Health        424,707        263,082      397,458         198,522
                          $1,276,339     $1,040,491    $ 368,042      $ (216,515)

                                       Three months ended September 30,
                                                     Net income (loss) before
                              Net Income (loss)      realized investment gains

                             1996            1995          1996           1995
  Life and Annuity       $ (41,880)     $   979,177    $ (13,704)     $ (14,739)
  Accident and Health      151,158          173,135      152,029        119,247
                          $109,278       $1,152,312    $ 138,325      $ 104,508

     The improvement in Life and Annuity segment results (before realized investment gains) is principally attributable to additional margins generated by the September 1995 acquisition of "Integrity National". These additional margins, including expense savings from the "Acquisition", have offset increased interest expense associated with the "Acquisition" financing. The improvement in the Accident and Health segment is attributable to a decrease in cancer claims partially offset by an increase in dental claims. In addition, a larger portion of overhead has been allocated to the Life and Annuity segment due to the increased premium volume associated with the "Acquisition".

  Total premiums and other considerations increased 84% during the first nine months of 1996 compared to the same period in 1995. The increase is primarily attributable to growth in the Life and Annuity segment, where traditional life product premiums increased 250% during the first nine months of 1996 compared to 1995. The September 1995 "Acquisition" acquisition accounted for approximately 95% of the life premium increase with the remaining increase being attributable to sales of the Company's graded death benefit product. The Company's Accident and Health premiums increased 36.6% due to increased sales of the Company's dental products.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                     CASH FLOW AND LIQUIDITY


  Cash flow from operations decreased $903,821 for the nine months ended September 30, 1996 compared to the same period in the prior year. This decrease was principally attributable to the payment during the first quarter of 1996 of integration costs, bonuses, agent awards, and other expenses associated with the "Acquisition" which were accrued as of September 30, 1995.

  The $10,540,870 of cash used in investing activities resulted from the Company's investment of cash balances into fixed maturities and stocks.

  The change in cash provided by financing activities during the first nine months of 1996 compared to the same period in 1995 is attributable to the issuance of an additional 213 shares of redeemable convertible preferred stock in 1996 offset by a nonrecurring bank borrowing in 1995.


































PART II.  OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

        a. Exhibit 10.8A First Amendment to Guarantor's Compensation Agreement dated September 21, 1996 between The Company and Darrell R. Wells

             Exhibit 11. Statement re computation of per share earnings

             Exhibit 27. Financial Data Schedule

        b.   None






                            SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               CITIZENS FINANCIAL CORPORATION



                               BY:   _______________________
                                     Darrell R. Wells
                                     President and Chief Executive Officer

                               BY:   _________________________
                                     Brent L. Nemec
                                     Treasurer and Principal Accounting Officer







Date: November 12, 1996
                         EXHIBIT INDEX


   Exhibit No.                   Description                           Page No.

     10.8A       First Amedment to Guarantor's Compensation Agreement     12
                  dated September 21, 1996 between the Company and
                  Darrell R. Wells
     11          Statement re computation of per share earnings           15

     27          Financial Data Schedule                                  16
                                                                   (SEC filing
                                                                       only)

                     FIRST AMENDMENT TO
                GUARANTOR'S COMPENSATION AGREEMENT



  THIS FIRST AMENDMENT ("Amendment") is made as of September 21, 1996 by and between CITIZENS FINANCIAL CORPORATION, a Kentucky corporation ("CFC"), and DARRELL R. WELLS, a Kentucky resident ("Mr. Wells"), TO the GUARANTOR'S COMPENSATION AGREEMENT dated as of September 22, 1995 by and between them (the "Original Agreement", defined terms in which shall have the same meanings when used herein unless otherwise defined herein).

  CFC and Mr. Wells desire to amend the Original Agreement in certain particulars set forth herein and no further.

  NOW, in consideration for their respective agreements set forth herein and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, CFC and Wells are agreed and intending to be bound do hereby agree, as follows:


  1. Guaranty.  Mr. Wells affirms that he continues to be bound by the Guaranty.

  2. Interim Compensation to Mr. Wells. Solely with respect to the period beginning September 22, 1996 (that is, the first anniversary of the date CFC issued the Bank Note to the Bank) and ending September 22, 1997 (the "Interim Period"), Mr. Wells waives and relinquishes his right to the Annual Guaranty Fee provided by the Original Agreement. In consideration therefor, CFC agrees to pay to SMC Advisors, Inc., a Kentucky corporation with which Mr. Wells is affiliated and that serves as an investment adviser for CFC and its affiliates ("SMC"), a supplemental portfolio management fee with respect to its services under the Investment Management Agreement dated as of July 1, 1994 between CFC and SMC (the "Management Agreement"), determined as follows (the "Supplemental Fee"), which shall be in addition to (and not in lieu of) the consideration otherwise payable to SMC pursuant to the Management Agreement:

     A. The Supplemental Fee shall be payable solely with respect to the period beginning October 1, 1996 and ending September 30, 1997 (the "Applicable Period").

     B. Subject to the provisions of 2C and 2D next following, the Supplemental Fee shall be equal to 15% of the sum of the "Net Unrealized Capital Gains" or "Net Unrealized Capital Losses" plus the "Net Realized Capital Gains" or "Net Realized Capital Losses" in the "Stocks and Bonds Portfolio" (as the terms in quotations are defined in the Management Agreement) over the Applicable Period. All provisions (other than the applicable percentage) of and definitions in the Management Agreement applicable to calculating compensation under 5B thereof shall be applicable to calculating the Supplemental Fee hereunder.

     C. In the event CFC pays all or any portion of the principal of the Bank Note during the Interim Period, the Supplemental Fee shall be reduced to an amount that bears the same proportion to the Supplemental Fee calculated according to B next preceding as the daily average outstanding principal balance of the Bank Note during the Interim Period bears to $2,000,000.

     D. In the event the Management Agreement is terminated at any time during the Interim Period, the Supplemental Fee calculated according to B and C next preceding shall be prorated to the date of such termination.

     E. In the event the Management Agreement is terminated at any time during the Interim Period, CFC shall pay to Mr. Wells an amount equal to 133-1/3% of the difference between the Supplemental Fee calculated according to B and C preceding and the amount paid to SMC pursuant to D preceding.

  3. Payment. As soon as practicable after September 30, 1997, CFC shall calculate the Supplemental Fee, if any, payable to SMC pursuant to B, C and D of 2 and, if applicable, the amount, if any, payable to Mr. Wells pursuant to E of 2. Subject to receipt of any necessary approval from the Bank, CFC shall pay to SMC and, if applicable, Mr. Wells in cash the amount or amounts, if any, calculated pursuant to the preceding sentence as soon as possible after they are calculated but in any event prior to November 15, 1997; provided, however, that if the Bank shall not give any necessary consent, CFC shall pay such amount or amounts in the form of a Guaranty Note or Guaranty Notes as provided in and subject to the applicable terms and conditions of the Original Agreement.

  4. Reaffirmation of Original Agreement. Except as provided herein with respect to the Interim Period, the Original Agreement remains in full force and effect in accordance with its terms. Except as the parties may otherwise agree, CFC's obligation to pay the Guaranty Fee shall resume effective September 22, 1997 according to the schedule set forth in the Original Agreement.



































  IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.





                                             CITIZENS FINANCIAL CORPORATION

                                             by:________________________________
                                                Lane A. Hersman
                                                Executive Vice President




                                              __________________________________
                                              DARRELL R. WELLS



























Exhibit 11 - COMPUTATION OF PER SHARE EARNINGS


                                                        Nine Months Ended
                                                          September 30,
                                                         1996           1995
                                                     (In thousands, except share
                                                         and per share data)

Primary earnings per common share:
  Net income                                         $ 1,062,573    $  772,183
  Redeemable convertible preferred stock dividends       292,893         ---
  Income applicable to common stock                  $   769,680    $  772,183
  Average common shares outstanding                    1,075,615     1,075,615
  Primary earnings per common share                  $      0.72    $      .72

Fully diluted earnings per common share:
  Net income                                         $ 1,062,573    $  772,183
  Average number of shares for computation
   of fully diluted earnings per common share          1,785,659     1,075,615
  Fully diluted earnings per common share            $      0.60    $      .72






                                                       Three Months Ended
                                                          September 30,
                                                       1996           1995
                                                    (In thousands, except share
                                                        and per share data)

Primary earnings per common share:
  Net income                                         $    94,512    $  953,851
  Redeemable convertible preferred
   stock dividends                                       101,750          ---
  Income (loss) applicable to common stock           $    (7,238)   $  953,851
  Average common shares outstanding                    1,075,615     1,075,615
  Primary earnings (loss) per common share           $      (.01)   $      .89

Fully diluted earnings per common share:
  Net income                                         $    94,512    $  953,851
  Average number of shares for computation
   of fully diluted earnings per common share          1,815,615     1,075,615
  Fully diluted earnings per common share            $      0.05    $      .89