Form 10-Q/A
period 1996-09-30
CITIZENS FINANCIAL CORP /KY/
filed 1997-01-30
CIK 887136

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



                                      CITIZENS FINANCIAL CORPORATION

                                      BY:___________________________
                                      Darrell R. Wells
                                      President and Chief Executive Officer

                                      BY:____________________________
                                      Brent L. Nemec
                                      Treasurer and Principal Accounting Officer