Form 10-K
period 1996-12-31
CITIZENS FINANCIAL CORP /KY/
filed 1997-03-28
CIK 887136

------------------------------------------------------------------------------


                                   FORM 10-K

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                      or

     | |  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE   ACT  OF  1934  For  the   transition   period  from   _______________
to_______________

                        Commission File Number 0-20148

                          CITIZENS FINANCIAL CORPORATION
                           (Exact name of Registrant
                         as specified in its charter)

                       Kentucky                      61-1187135
              (State of Incorporation)          (I.R.S. Employer
                                                 Identification No.)

 The Marketplace, Suite 300, 12910 Shelbyville Road, Louisville, Kentucky  40243
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  502/244-2420

Securities registered pursuant to Section 12(b) of the Act:    None

     Securities registered pursuant to Section 12(g) of the Act: Class A Stock, No Par Value (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

As of March 14, 1997, the estimated aggregate market value of the shares of the Registrant's Class A Stock held by non-affiliates of the Registrant was about $2,500,000 (based upon $5.50 bid per share).

As of March 14, 1997, 1,075,615 shares of the Registrant's Class A Stock were outstanding.

Portions of the Registrant's Board of Director's Proxy Statement for the Annual Meeting of Shareholders now scheduled for May 21, 1997 are incorporated into
Part III of this Report.

            This Report consists of 57 consecutively numbered pages. An index to the Exhibits to this Report appears on page .

                   The date of this Report is March 26, 1997.
------------------------------------------------------------------------------

                                   CONTENTS

                                    PART I


                                                                          Page

ITEM 1.  BUSINESS ...................................................       3
ITEM 2.  PROPERTIES ..................................................     10
ITEM 3.  LEGAL PROCEEDINGS ...........................................     10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS ..............................................     10


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS ..........................     10
ITEM 6.  SELECTED FINANCIAL DATA ....................................      11
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS ..........................................      13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................      23
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE .................      51


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT ..........................................      51
ITEM 11. EXECUTIVE COMPENSATION .....................................      51
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT ...............................      51
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS ........................................      51

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K .................................      52
SIGNATURES ..........................................................      53
EXHIBIT INDEX .......................................................      54
EXHIBITS.............................................................      56

                                    PART I
                               ITEM 1. BUSINESS


General

Citizens Financial Corporation (herein, the "Company" or the "Registrant") was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company ("Citizens Security") for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly-owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance and annuities and accident and health insurance through Citizens Security.

Citizens Security was incorporated in Kentucky and commenced business in 1965. In 1971, Citizens Security acquired Central Investors Life Insurance Company by merger. In 1987, it purchased the stock of Old South Life Insurance Company ("Old South"). In 1992, Old South merged into Citizens Security. Effective August 31, 1995, the Company and Citizens Security purchased substantially all of the stock of Integrity National Life Insurance Company ("Integrity"). See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements for descriptions of this acquisition and related transactions. On December 31, 1995, Integrity merged into Citizens Security. Citizens Security is currently licensed to transact the business of life insurance and annuities and accident and health insurance in 18 states and the District of Columbia.

In this Form 10-K, the term "Insurance Subsidiaries" is a collective reference to Citizens Security and Old South prior to their 1992 merger and to Citizens Security and Integrity from September, 1995 through their December, 1995 merger. It is otherwise a reference to Citizens Security. References to the business of Integrity are to those elements of Integrity's business continued by the Company after the acquisition and therefore excludes other elements that were disposed of in connection with the acquisition.


Insurance Operations

     The Company, through Citizens Security, operates in two segments -- life insurance and annuities, and accident and health insurance. Both segments include individual and group insurance. The following table presents information concerning the revenues and income or loss from operations before federal income taxes for each segment for each of the last three fiscal years and the identifiable assets of the two segments as of the end of such years. Additional information regarding these segments is contained in Note 10 of the Notes to Consolidated Financial Statements, Schedules III and IV of the Financial Statement Schedules and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Year Ended December 31,                   1996             1995           1994
---------------------------      ----------------- ------------- --------------
Revenues:
 Life insurance and annuities:
   Traditional life                    $11,069,733  $ 6,523,554   $  1,869,447
   Universal life                        1,762,019    1,116,724        793,475
   Group life                              686,467      827,348        867,119
   Annuity and other                       927,860    1,242,045        609,860
---------------------------      ------------------ ------------- --------------
 Total life insurance and annuities     14,446,080    9,709,671      4,139,901
 Accident and health insurance           8,655,980    6,576,906      5,448,053
---------------------------      ----------------- ------------- ---------------
Total revenues                         $23,102,060  $16,286,577   $  9,587,954
---------------------------      ----------------- ------------- ---------------


Income (loss) from operations before federal income taxes:

  Life insurance and annuities         $ 1,051,618  $   417,888   $   (781,027)
  Accident and health insurance            284,008      323,343        108,213
---------------------------      ----------------- -------------- --------------
Total income (loss)                    $ 1,335,626  $   741,231   $   (672,814)
---------------------------      ----------------- -------------- --------------

Assets at end of period:
 Life insurance and annuities          $76,384,118  $77,504,054    $41,334,707
 Accident and health insurance           3,878,590    6,751,207      3,205,155
---------------------------      ----------------- -------------- --------------
Total assets at end of period          $80,262,708  $84,255,261    $44,539,862
---------------------------      ----------------- -------------- --------------


Life Insurance and Annuities. The individual life insurance products presently offered by Citizens Security consist of traditional whole life insurance, which provides policyholders with permanent life insurance and fixed, guaranteed rates of return on the cash value element of policy premiums, and universal life insurance, which provides policyholders with permanent life insurance and adjustable rates of return on the cash value element of policy premiums, based upon current interest rates. The substantial majority of individual life insurance products currently sold by Citizens Security are traditional whole life policies. Citizens Security also issues individual term life insurance products although sales in recent years have been minimal.

     Approximately 83% of 1996 individual life insurance sales were made through the Company's home service agency force. These agents sell primarily traditional whole life policies of small face value (typically from $1,000 to $10,000). These policies are subject to normal underwriting procedures with the extent of such procedures determined by the amount of insurance, age of applicant and other pertinent factors. The remaining traditional whole life sales are primarily attributable to the Company's graded death benefit product. The graded death benefit policy returns premium plus interest compounded at an annual rate of 10% if the insured dies of natural causes during the first two years the policy is in force. After two years, and during the first two years if the insured dies of an accidental cause, the benefit payable is the face amount of the policy. During the second quarter of 1997, Citizens Security will withdraw the current graded death benefit policy and replace it with one whose return of premium feature operates for a three year, rather than a two year period.

Generally, traditional whole life insurance products are more profitable than universal life policies, in part because investment margins are normally greater for traditional whole life products than for universal life policies. Overall profitability on universal life policies may decline as a result of downward interest crediting rate adjustments to the extent that policyholders withdraw funds to invest in higher-yielding financial products. The majority of Citizens Security's currently outstanding universal life products are subject to surrender charges. The Company believes that this factor protects it to a great extent from a decline in profitability due to increased withdrawals over the next few years. The profitability of traditional whole life products and universal life policies is also dependent upon the ultimate underwriting experience and the realization of anticipated unit administrative costs. The Company believes that the historical claims experience for the traditional whole life and universal life products issued by the Insurance Subsidiaries has been within expected ranges, in relation to the mortality assumptions used to price the products.

Citizens Security also sells group life, accidental death and dismemberment, and dependent life insurance. Most policies are written for a one year term and competitive bids are often sought by the contract holder prior to renewal.

The following table provides information concerning the Insurance Subsidiaries' volume of life insurance coverage in force excluding participation in group underwriting pools for federal employees (FEGLI) and service personnel (SGLI) for each of the last three fiscal years.


Year Ended December 31,
(Dollars in Thousands)                             1996        1995        1994
--------------------------------------------   --------    --------    --------
In force at beginning of period1               $769,471    $423,814    $447,470
Acquired business of Integrity                     --       355,077        --
New business issued during period:
   Individual                                    51,477      31,166       8,426
   Group                                          6,787      14,091      15,040
--------------------------------------------   --------    --------    --------
    Total                                      $ 58,264    $ 45,257    $ 23,466
--------------------------------------------   --------    --------    --------
Terminations during period                     $115,154    $ 54,677    $ 47,122
Termination rate2                                 14.97%      10.03%      10.53%
In force at end of period1:
   Individual                                   515,163     555,377     196,369
   Group                                        197,418     214,094     227,445
--------------------------------------------   --------    --------    --------
    Total                                      $712,581    $769,471    $423,814
--------------------------------------------   --------    --------    --------
Net reinsurance ceded at end of period         $129,287    $131,516    $151,209

1Before deduction of reinsurance ceded.
2Represents the percentage of individual policies terminated during the indicated period by lapse, surrender, conversion, maturity, or otherwise. For 1995, terminations by Integrity policyholders have been annualized to compute amounts.

Substantially all annuity considerations are attributable to sales of flexible premium deferred annuities, life policy annuity riders, and single premium deferred annuities. Generally, a flexible premium deferred annuity or a life policy annuity rider permits premium payments in such amounts as the policyholder deems appropriate, while a single premium deferred annuity requires a one-time lump sum payment.

Accident and Health Insurance. Citizens Security markets individual accident and health insurance products providing coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment. Citizens Security also markets group health plans providing coverage for short and long-term disability, income protection, and dental procedures. The dental products are indemnity policies sold on a pure group and voluntary group basis. Voluntary dental groups must meet prescribed participation limits. All dental products have annual limits on all covered procedures and lifetime limits on orthodontia procedures. In addition, orthodontia and major restorative procedures are not covered for the first six months to one year, depending upon the plan, unless a no-loss-no-gain provision is attached to the policy. Group dental policy premiums have grown substantially in recent years, making it Citizens Security's largest product based upon premiums (in 1996, 39% of total premiums and 82% of accident and health insurance segment premiums).

     Marketing. Citizens Security is currently licensed to sell products in the District of Columbia and in 18 states as follows:

               Alabama             Kentucky            Ohio
               Arkansas            Louisiana           Pennsylvania
               Delaware            Maryland            South Carolina
               Florida             Mississippi         Tennessee
               Georgia             Missouri            Virginia
               Indiana             North Carolina      West Virginia

Integrity was licensed to sell products in New Jersey and Delaware until its merger into Citizens Security. Citizens Security was not licensed in those states at the time of the merger. Its license application for Delaware (which accounted for about four percent (4%) of Integrity's life insurance premium income for 1995) was approved in January, 1997 and it has resumed marketing operations there. Its license application for New Jersey (which accounted for about 14% of Integrity's life insurance premium income for 1995) has not yet been approved. It has contracted for reinsurance of new business written by its agents in New Jersey. The Company may need to make other marketing arrangements in order to maintain its sales force in New Jersey until its license application is approved or if it should be denied.

Citizens Security markets its portfolio of products through the personal producing general agent distribution system. It presently has approximately 1,520 sales representatives, all of whom are independent agents and all or substantially all of whom also represent other insurers. Approximately 320 of these agents are former agents of Integrity who specialize in the home service market. That market consists primarily of low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at weekly or monthly intervals. The home service market has higher than average policy lapse rates.

Citizens Security furnishes rate material, brochures, applications, and other pertinent sales material, including software, at no expense to the agents. The agents are responsible for complying with state licensing laws and any related appointment fees. Agents are compensated by commissions. Citizens Security has agent commission arrangements that are generally intended to provide competitive incentives for agents to increase their production of new insurance and to promote continued renewals of in-force insurance. Historically, these incentives have frequently involved awards, overrides, and compensation scales that escalate according to achievement levels for newly-issued business and that provide additional payments for renewal business.

Underwriting. Citizens Security follows underwriting procedures designed to assess and quantify insurance risks before issuing life and health insurance policies to individuals and members of groups. Such procedures require medical examinations (including blood tests, where permitted) of applicants for certain policies of health insurance and for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant's age and vary by policy type. Citizens Security also relies upon medical records and upon each applicant's written application for insurance, which is generally prepared under the supervision of a trained agent. In issuing health insurance, information from the application and, in some cases, inspection reports, physician statements, or medical examinations are used to determine whether a policy should be issued as applied for, issued with reduced coverage under a health rider, or rejected.

Acquired Immunodeficiency Syndrome ("AIDS") claims identified to date, as a percentage of total claims, have not been significant for the Insurance Subsidiaries. Evaluating the impact of future AIDS claims under health and life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus and uncertainty as to the speed at which the AIDS virus has and may spread through the general population. Citizens Security has implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

Investments. The Company derives a substantial portion of its income from investments. Citizens Security maintains a diversified investment portfolio that is held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, Citizens Security follows a general strategy to maximize total return (current income plus appreciation) without subjecting itself to undue risk. Where deemed appropriate, Citizens Security will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). Citizens Security's non-investment grade bonds, based on reported fair values, represented 4.9% of its cash and invested assets as of December 31, 1996. Citizens Security follows the practice of maintaining substantial investments in equity securities in order to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. Mortgage loans, federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2. "Properties," represented approximately 18.2% of cash and invested assets as of December 31, 1996. Citizens Security owned no collateralized mortgage-backed securities as of December 31, 1996 that were classified as high risk for purposes of accounting classification.

The Company also maintains an investment portfolio of equity securities separate from that of Citizens Security. A portion of the portfolio is financed by a collateral loan from Citizens Security under terms that limit the Company's investment discretion, primarily by requiring that the Company's investments, when aggregated with those of Citizens Security, shall not exceed any categorical or issuer-diversification limitations imposed upon investments by the Kentucky Insurance Code.

     For additional information concerning investment results, see Item 6. "Selected Financial Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Reinsurance. In keeping with industry practice, Citizens Security reinsures, with unaffiliated insurance companies, portions of the life and health insurance risks which it underwrites. Citizens Security retains no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Individual and group accidental death coverage is 100% reinsured. At December 31, 1996, approximately $129,287,000 or 18% of life insurance in force was reinsured under arrangements described in
Note 11 to the Consolidated Financial Statements. Under most such reinsurance arrangements, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, Citizens Security enters into indemnity reinsurance arrangements to assist in diversifying its risks and to limit its maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, Citizens Security remains responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

     Competition. The insurance industry is highly competitive, with over 1,800 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of Citizens Security. Financial and claims paying ratings assigned to insurers by A.M. Best Company ("Best's") and by nationally-recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best's in May, 1996, when it was moved from C++ (Fair) in financial size Class IV to B- (Good) in the same size Class. According to Best's, a B-rating is assigned to companies that, in its opinion, have achieved good overall performance when compared to the standards established by Best's. Also according to Best's, B- companies generally have an adequate ability to meet their policyholder and other contractual obligations, but their financial strength may be susceptible to unfavorable changes in underwriting or economic conditions. There are seven Best's rating categories above the B- category from B to A++. Citizens Security will continue to pursue upward revisions in its Best's rating.

S&P assigns claims-paying ability ratings to certain U.S. insurers. Generally, such a rating is S&P's opinion of an insurer's financial capacity to meet the obligations of its insurance policies in accordance with their terms. In the case of companies like Citizens Security that have not requested ratings, S&P's methodology uses statistical tests based on statutory financial data as filed with the National Association of Insurance Commissioners ("NAIC"). The rating process does not involve contact between S&P analysts and the insurer's management. Citizens Security's rating was last changed to BBBq effective May, 1996, up from BBq. (The "q" subscript indicates the quantitative method of rating.)

     According to S&P, BBB companies have adequate financial security but their capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. The BBB rating is the lowest of four ratings in the higher or "secure" range of ratings. The Company was not informed of particular reasons for the latest change in its rating. A rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

     Citizens Security competes primarily on the basis of the experience, size, accessibility and claims response of its agency representatives, product design, service and pricing. The Company believes that Citizens Security is generally competitive in the markets in which it is engaged based upon premium rates and services, has good relationships with its agents, and has an adequate variety of insurance and annuity products approved for issuance.

State Insurance Regulation. Citizens Security, in common with other insurers, is subject to comprehensive regulation in the states in which it is authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, to regulate the form and content of policies, reserve requirements, and the type and amount of investments, and to review premium rates for fairness and adequacy. Citizens Security files detailed annual convention statements with all states in which it is licensed to transact business. The Kentucky Department of Insurance also periodically examines the businesses and accounts of Citizens Security.

Citizens Security also can be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for Citizens Security, before offsets for future premium or intangible property taxes were $20,308, $65,182 and $51,706 in 1996, 1995 and 1994, respectively. The amount of any future assessments under these laws cannot be reasonably estimated.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and Citizens Security. Generally, under Kentucky insurance holding company statutes, the Kentucky Department of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, Citizens Security may not during any year pay dividends on its common and preferred stock to the Company in excess of the lesser of the net gain from operations for the preceding year or 10% of Citizens Security's surplus as regards policyholders at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 1997, the maximum amount of dividends that could be paid without the Commissioner's approval is $871,000. It is presently anticipated that the Company will derive substantially all of its liquidity from income and capital gains earned on its investment portfolio, management service fees and dividends paid by Citizens Security, and Citizens Security's repurchase its preferred stock owed by the Company.

     During the past few years, the National Association of Insurance Commissioners (NAIC) has taken several steps to address public concerns regarding insurer solvency. These steps included implementing a state certification program designed to promote uniformity among the insurance laws of the various states and, developing insurer reporting requirements that focus on asset quality, capital adequacy, profitability, asset/liability matching, and liquidity. These requirements include establishment of asset valuation reserves ("AVR") and interest maintenance reserves ("IMR"); risk-based capital ("RBC") rules to assess the capital adequacy of an insurer; and a revision to the Standard Valuation Law ("SVL")that specifies minimum reserve levels and requires cash flow testing in which cash inflows from assets are compared to cash outflows for liabilities to determine adequacy.

Citizens  Security's  AVR, as of December 31, 1996,  1995 and 1994,  is shown in
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," where cash flow testing and the results of such testing as applied to Citizens Security are also described and discussed.

     RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations in light of their size and risk profile. The four categories of major risk involved in the formula are [i] asset risk -- the risk with respect to the insurer's assets; [ii] insurance risk -- the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii] interest rate risk -- the interest risk with respect to the insurer's business; and [iv] business risk -- all other business risks. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower for less risky items. RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would be placed in conservatorship. Based on Citizens Security's RBC computation as of December 31, 1996, its adjusted capital exceeds the point at which any regulatory inquiries would normally begin by 240%.

Action taken by the NAIC in these and other areas may have a significant impact on the regulation of insurance companies during the next several years. Given its comparatively small size, it may be expected that Citizens Security would be affected by more stringent regulatory policy, both under existing laws and any new regulatory initiatives. Such effects could include curtailment or discontinuance of insurance underwriting in one or more states, mandated increases in capital and surplus, and/or other effects.

     Federal Income Taxation. Citizens Security is taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax rate of 20%. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of the Notes to Consolidated Financial Statements.

Amendments to the Code adopted in 1990 require capitalization and amortization over a five to ten year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. Prior tax laws permitted these costs to be deducted as incurred. These provisions apply to life, health, and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

Reserves. In accordance with applicable insurance laws, Citizens Security has established and carries as liabilities actuarial reserves to meet its policy obligations. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are required to be sufficient to meet policy obligations. The actuarial factors used in determining reserves in the statutory basis financial statements are based upon statutorily-prescribed mortality and interest rates. Reserves maintained for health insurance include the unearned premiums under each policy, reserves for claims that have been reported but not yet paid, and reserves for claims that have been incurred but have not been reported. Furthermore, for all health policies under which renewability is guaranteed, additional reserves are maintained in recognition of the actuarially-calculated probability that the frequency and amount of claims will increase as policies persist. Citizens Security does not continue accumulating reserves on reinsured business after it is ceded. Citizens Security is required to maintain reserves on reinsured business assumed on a basis essentially comparable to direct insurance reserves. Reinsurance business assumed is presently insignificant in amount.

The reserves carried in the financial statements included elsewhere in this Form 10-K are calculated on the basis of generally accepted accounting principles and differ from the reserves specified by the laws of the various statutes and carried in the financial statements of Citizens Security prepared on the basis of statutory accounting principles. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation, and the use of the level premium reserve method on all insurance business. See Note 1 of the Notes to Consolidated Financial Statements for certain additional information regarding reserve assumptions under generally accepted accounting principles.

Employees. The total number of persons employed by the Company and its subsidiaries on March 14, 1997, exclusive of agents, was 58 of whom 57 were full time. As of that date, the Company had approximately 1,520 independent agents licensed to sell its products.

                             ITEM 2. PROPERTIES

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and Citizens Security occupy about 13,200 square feet in the building for their headquarters and home offices. Another 49,600 square feet of the remaining space are leased to unaffiliated tenants under leases of various duration.


                           ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject other than routine litigation incidental to the business of the Company and its subsidiaries. There are no material proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.


                             ITEM 4. SUBMISSION OF
                     MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted  during the fourth quarter of the fiscal year covered by
this  Report  to  a  vote  of  the  Company's  security  holders,   through  the
solicitation of proxies or otherwise.


                                    PART II

                        ITEM 5. MARKET FOR REGISTRANT'S
                 COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 14, 1997, there were approximately 3,050 holders of record of the Company's Class A Stock, its only class of common equity.

The Class A Stock is eligible for quotation on the National Association of Securities Dealers, Inc.'s Nasdaq Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading activity has been limited.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 1996 and 1995 as reported by NASDAQ. Such quotations represent prices between dealers and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.


                        Bid Quotations for Class A Stock
                        --------------------------------
Quarter Ended               High Bid         Low Bid
----------------------- ---------------- ---------------
December 31, 1996             $ 6              $ 4 3/4
September 30, 1996            $ 6              $ 5 1/4
June 30, 1996                 $ 6 1/2          $ 5 1/4
March 31, 1996                $ 6              $ 5
December 31, 1995             $ 6              $ 4
September 30, 1995            $ 4              $ 3 3/4
June 30, 1995                 $ 4 3/4          $ 4
March 31, 1995                $ 4 3/4          $ 4 3/4

     The Company has not paid a dividend on the Class A Stock since its organization in 1991, and no dividend had been paid by its predecessor, Citizens Security, from 1988 through the date it became a subsidiary of the Company. The Board of Directors of the Company has not adopted a dividend payment policy;
however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its income before interest and tax expense plus dividends, to its interest expense and dividend payments for five (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January, 1997, the Company could pay dividends in the maximum amount of approximately $200,000 without violating the loan agreement covenant. Cash available for dividend distributions to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by Citizens Security, and Citizens Security preferred stock repurchase proceeds. Provisions of the Kentucky Insurance Code relating to insurance holding companies subject transactions between the Company and Citizens Security, including dividends paid to the Company, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of Citizens Security's surplus as regards policyholders. See Item 1. "Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.


                       ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for the Company as of December 31, 1996, 1995, 1994, 1993 and 1992 and the years then ended. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries, and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."



Year Ended December 31,                                  1996          1995          1994          1993         1992

RESULTS OF OPERATIONS

  Premiums and other considerations, net          $ 17,947,623  $ 12,071,969   $ 7,961,578  $  7,898,000    $  7,626,480
  Investment and other income, net                   4,187,500     2,680,494     2,025,266     1,785,065       1,951,154
  Realized investment gains (losses), net              966,937     1,534,114      (398,890)    2,073,918       1,212,643

  Policy benefits, interest, reserve changes        12,707,700     8,338,145     5,885,300     5,826,352       5,383,805
  Commission, expense, amortization, net             8,222,534     6,736,307     4,030,181     3,976,370       4,225,775
  Interest expense                                     836,200       470,894       345,287       354,368         360,183


  NET INCOME (LOSS)                               $  1,109,323   $   732,231   $  (445,669)    1,369,160         724,514
  NET INCOME (LOSS) APPLICABLE
   TO COMMON STOCK                                $    707,109   $   732,231   $  (445,669)    1,369,160         724,514
  NET INCOME (LOSS) PER SHARE:
   Primary                                        $       0.66   $      0.67   $     (0.41)  $      1.26    $       0.67
   Fully Diluted                                  $       0.62   $      0.67   $     (0.41)  $      1.26    $       0.67

FINANCIAL POSITION AT END OF PERIOD

  Total assets                                    $ 80,262,708   $ 84,255,261  $ 44,539,862  $ 46,922,952   $ 45,324,204
  Notes payable                                   $  4,095,869      9,306,982     4,273,136     4,340,853      4,402,471
  Redeemable convertible preferred                $  4,043,907      1,700,907          --             --             --
  Shareholders' equity1                           $ 10,573,455   $ 11,309,218  $  8,547,535     9,919,881      8,639,632
  Shareholders' equity per share1                 $       9.83   $       0.51  $       7.95  $       9.17           7.97
  Shareholders' equity realized2                  $ 10,697,171   $ 10,337,976  $  8,776,480  $  9,813,102      8,560,555
  Shareholders' equity realized per share         $       9.95   $       9.61  $       8.16  $       9.07           7.90

INVESTMENTS

  Average cash and invested assets                $ 70,958,058   $ 42,844,237  $ 38,301,700  $ 38,693,100   $ 37,696,814
  Investment income yield                                 5.9%           6.1%          5.3%          4.6%           5.2%
  Change in unrealized investment gains
     (losses), net of tax1                        $ (1,442,872)     2,029,452  $   (882,666) $    (80,461)  $    474,722

LIFE INSURANCE DATA

  Premiums                                        $  9,490,351   $  5,726,770  $  2,596,469  $  2,762,793      2,833,241
  Insurance in force, net, at end of period       $583,294,000   $637,955,000  $272,605,000  $289,971,000   $322,640,000

ACCIDENT AND HEALTH INSURANCE DATA

  Premiums                                        $  8,457,272   $ 6,345,199   $ 5,365,109   $  5,136,107      4,793,239
  Claims ratio                                           68.7%         63.4%         62.2%          60.5%          60.6%
  Expense ratio                                          30.0%         35.3%         40.3%          40.1%          43.8%


1 Effective  January 1, 1994, the Company adopted  SFAS  115,  "Accounting  for
  Certain  Investments  in Debt and  Equity Securities."
2 Excludes from total shareholders' equity the net unrealized gain (loss) on debt securities and redeemable preferred stocks, net of deferred acquisition costs and deferred income taxes.

                  ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee such results or developments will, in fact, occur. There can be no assurance any forward-looking statement will be realized or actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward- looking statements of the Company referred to above are also subject to risks and uncertainties.

The Company operates in a highly competitive business environment, and its operations could be negatively affected by matters discussed under the caption, "Competition," on page 7 of this Form 10-K.

Acquisition

During 1996, the Company successfully completed the full integration of Integrity National Life Insurance Company (Integrity). In September, 1995, the Company and Citizens Security Life Insurance Company (Citizens Security) acquired 98.85% of the common stock of Integrity (the "Acquisition") from Southwestern Life Corporation, which has since been renamed ICH Corporation ("ICH"). The Acquisition was accounted for as a purchase and the results of Integrity's operations have been included in the consolidated financial statements of the Company since the date of acquisition. Citizens Security acquired the remaining 1.15% of Integrity's common stock in conjunction with the merger of Integrity into Citizens Security as of December 31, 1995.

The aggregate purchase price for the Acquisition, as finally adjusted, was $9,419,000 (including $437,000 of net transaction costs associated with the purchase and, the purchase of minority shareholders' stock as part of the merger discussed above).

Prior to the closing, Integrity entered into a coinsurance and assumption reinsurance agreement with Union Bankers Insurance Company ("Union Bankers"), another affiliate of ICH, covering Integrity's 14,500 individual long-term care and Medicare Supplement insurance policies with annualized premiums of approximately $14,800,000, leaving the remaining life and accident and health insurance business with Integrity. In conjunction with this reinsurance transaction, Integrity transferred approximately $9,200,000 of reserves to Union Bankers. Completion of these transactions was a condition to the Company's obligations in the Acquisition because the reinsured business did not fit into the Company's business plans. Union Bankers directly assumed the liability for these policies.

The Acquisition was financed with working capital of Citizens Security and approximately $6,100,000 of the $6,400,000 proceeds under a Term Loan Agreement with a commercial bank (the "Term Loan Agreement"). Borrowings under the Term Loan Agreement are evidenced by a $4,400,000 note that matures on October 1, 2002 (the "2002 Note") and a $2,000,000 note that matures on October 1, 2003 (the "2003 Note"). See Note 6 to the Consolidated Financial Statements.

In order to obtain required approvals from insurance regulatory authorities of Pennsylvania, the Company issued $1,727,000 of preferred stock in December 1995 and applied $1,500,000 of the proceeds to prepay the first installment of the 2002 Note. In addition, in January 1996, the Company sold an additional $2,343,000 of preferred stock. See Notes 7 and 15 to the Consolidated Financial Statements. Giving effect to payments and prepayments during 1996, the principal balances of the 2002 Note and the 2003 Note were $2,125,000 and $1,750,000, respectively, as of December 31, 1996.

Financial Position

Assets. At December 31, 1996, the Company's available-for-sale fixed maturities had a fair value of $47,041,000 and amortized cost of $47,239,000. The available-for-sale portfolio consists of fixed maturities and equity securities that the Company, given the proper market condition, would sell prior to maturity. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes and adjustments to deferred policy acquisition costs, reflected as a separate component in shareholders' equity. Effective December 31, 1995, the Company transferred all of its "held-to-maturity" fixed maturities to the "available-for-sale" fixed maturities portfolio. The Company's fixed maturities portfolio increased approximately 4% and 225% in 1996 and 1995 respectively, on an amortized cost basis. Substantially all the 1995 increase was due to the Acquisition. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 1996.


Standard & Poor's Corporation Rating      Amortized Cost 1    Fair Value 2
------------------------------------    ------------------    ------------
Investment grade:
      AAA to A-                              $40,537,341       $40,288,318
      BBB+ to BBB-                             3,436,686         3,548,048
------------------------------------    ------------------     -----------
Total investment grade                        43,974,027        43,836,366
Non-investment grade:
      BB+ to BB-                                 986,718           977,750
      B+ to B-                                 2,186,082         2,130,975
      CCC+ to C                                     ---               ---
      CI to not rated                             91,732            95,500
------------------------------------    ------------------     -----------
Total non-investment grade                     3,264,532         3,204,225
------------------------------------    ------------------     -----------
Total fixed maturities                       $47,238,559       $47,040,591
------------------------------------    ------------------     -----------

            1 Net of  write-downs on bonds whose decline in value is believed to be  other-than-temporary
            2 Fair values as of December 31, 1996 were obtained from the
              Company's investment advisor's portfolio review, which used market prices from Shaw Data Services.

The Company believes it has a well diversified portfolio and has no definitive plans to decrease its non-investment grade portfolio significantly below its current level, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. However, publicized failures of significant insurers, attributed partially or principally to non-investment grade bonds, led the Company to decrease such bond holdings in most years since 1990.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 1996.

                                       Non-Investment Grade
December 31, 1996              Carrying Value       Fair Value
---------------------------    --------------       ----------
Largest                            $  750,566       $  690,000
Second largest                        621,272          532,500
Third largest                         500,000          500,000
Fourth largest                        500,000          494,375
---------------------------    --------------       ----------
Total                              $2,371,838       $2,216,875
---------------------------    --------------       ----------

The Company had no guarantee or other type of investment associated with the issuers represented above.

The Company's investment in equity securities increased $2,822,000 and $2,221,000 during 1996 on a cost (net of write-downs) and fair value basis, respectively, after decreasing $1,881,000 and $530,000 on the same basis in 1995. As of December 31, 1996, there were $878,000 of net unrealized gains in equity securities, as compared with $1,480,000 and $128,000 at December 31, 1995 and December 31, 1994, respectively. One security represented $481,000 of such gains at December 31, 1996.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management's opinion are other-than-temporary. These reviews resulted in the recognition of impairment losses on equity securities totaling $900,000 during 1996 ($215,000, $309,000 and $376,000 for the second, third and fourth quarters, respectively). In addition, equity securities were sold during 1996, which contained impairment writedowns of $859,000.

As more extensively discussed under Consolidated Results and Analysis, below, the Company realized significant net capital gains from its marketable investments over the three-year period ended December 31, 1996. Management believes these net gains (losses) which total $2,102,000, [$967,000, $1,534,000, and $(399,00) for 1996, 1995 and 1994, respectively], are greater than would have been obtained from a more conservative investment strategy involving only investment grade bonds. The Company's strategy has in some years subjected it to fluctuations in income and shareholders' equity of a magnitude significantly larger than would be anticipated under a more conservative investment strategy. Net capital gains or losses for a given period are not necessarily indicative of those for future periods.

Citizens Security owns the building in which the Company and Citizens Security maintain their home offices. Approximately 79% of the building is leased to third-party tenants. An appraisal obtained during 1996 indicates that the current market value of the property is approximately $1,600,000 higher than its carrying value.

The Company maintained relatively high balances in cash and short-term securities over the past several years through 1995, principally due to the uncertainty as to future interest rates and anticipation of potential surrenders and withdrawals. The $9,777,000 balance in cash and short-term securities at December 31, 1995 was invested in longer term securities during 1996, including a net increase in equity securities of $2,822,000 (on a cost basis) and $4,124,000 was used to prepay a mortgage loan.

At December 31, 1996, the Company holds a $156,000 mortgage loan from a real estate limited partnership in which the Company also has a 20% equity interest. The mortgage loan, maturing March 31, 1998, permits revolving credit advances, not to exceed at any time, the lesser of $750,000 or 80% of the collateral fair value. Stockholders of the partnership's general partner personally guarantee 80% of the loan.

     Liabilities. Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 1996.


Year Ended December 31, 1996    Total       Annuity    Universal Life    Other
---------------------------- ------------- -----------  ------------ -----------
Beginning Balance             $15,925,201  $9,457,887    $5,274,027  $1,193,287
Deposits                          818,849     278,675       497,962      42,212
Withdrawals                    (1,730,273)   (807,501)     (802,139)   (120,633)
Interest credited                 916,494     561,024       306,773      48,697
--------------------------- ------------- -----------   -----------  -----------
Ending Balance                $15,930,271  $9,490,085    $5,276,623  $1,163,563
--------------------------- ------------- -----------   -----------  -----------

Annuity balances increased $32,000 in 1996 after decreasing by $280,000 in 1995. This improvement resulted primarily from an approximate $400,000 decrease in surrenders compared to the prior year. The essentially unchanged Universal Life balance during 1996 compares to a $40,000 decrease during 1995.

A comparison as of December 31, 1996, 1995 and 1994 of contract reserves for future policy benefits is shown below.


Year Ended December 31,                1996          1995           1994
---------------------------- -------------- ------------- --------------
Ordinary Life                   $39,566,891   $39,515,527    $12,419,309
Accident and Health               1,934,980      1,913,638     1,432,125
---------------------------- -------------- ------------- --------------
Total                           $41,501,871   $41,429,165    $13,851,434
---------------------------- -------------- ------------- --------------

The December 31, 1996 ordinary life reserves are net of a $780,000 reduction associated with refinement of purchase GAAP accounting. Substantially all of the ordinary life reserve increase in 1995 as compared with 1994 was due to the Acquisition. The December 31, 1996 accident and health reserves include a $45,000 increase which is also associated with refinement of purchase GAAP accounting. The Acquisition also increased accident and health reserves by $366,000 in 1995.

Consolidated Results and Analysis

Premiums and Other Considerations. The following table presents premiums and other considerations received during the past three fiscal years.


Year Ended December 31,           1996           1995            1994
------------------------- ------------ -------------- ---------------
Traditional life           $ 8,256,967   $  4,420,143      $1,210,920
Universal life                 571,831        518,710         515,208
Group life                     636,689        758,578         837,844
Annuity                         24,864         29,339          32,497
------------------------- ------------ -------------- ---------------
Total life and annuity       9,490,351      5,726,770       2,596,469
Accident and health          8,457,272      6,345,199       5,365,109
------------------------- ------------ -------------- ---------------
Total accident and health  $17,947,623    $12,071,969      $7,961,578
--------------------    -------------- -------------- ---------------

The Company's net life and annuity premium increased $3,764,000 in 1996, essentially all of which was attributable to the Integrity acquisition. Although the Company's other traditional life and graded death benefit gross premiums have increased; this sales growth, net of reinsurance, is significantly offset by lapses of older policies with minimal reinsurance. The $3,130,000 increase in life and annuity premium during 1995 includes $2,996,000 from the Integrity acquisition, while substantially all of the remaining increase resulted from sales of the Company's traditional life graded death benefit product.

Although 1996 life and annuity sales increased substantially, the acquired Integrity annualized premium inforce declined approximately eight percent during the year. This was primarily due to loss of Integrity's licenses in New Jersey and Delaware at the Merger date and some disruption of sales momentum during the merger process. Citizens Security obtained a license to transact business in Delaware in January, 1997, and a license application is pending in New Jersey. The Company has also devoted significant attention towards building a solid relationship with the Integrity agency force, including: hiring a new Senior
Vice President of Agency who has significant experience in the home service market, developing additional home service products, and ongoing personal visits with agents in the field and in the home office. Additionally, the Company has developed several sales initiative programs which management believes will result in attainment of pre-acquisition production levels within the next year.

The Company experienced a substantial increase (35%) in the sale of its graded death benefit product during 1996 compared to 1995. The graded death benefit product, which is sold primarily through the broker market, returns premiums paid, plus interest compounded at an annual rate of 10% if the insured dies of natural causes during the first two years the policy is in force. After two years, and during the first two years if the insured dies of an accidental cause, the benefit payable is the face amount of the policy. Citizens Security will be replacing this product during the second quarter of 1997 with a product that returns premiums paid plus interest, if death occurs during the initial three years of coverage. In addition, Citizens Security will supplement its product line with a simplified issue product. Management believes the new graded death benefit and simplified issue products are complementary, and will permit significant additional penetration into the "final expense market." Although management believes that modification of the graded death product may dampen sales for the next twelve to eighteen months, the impact of any such decline should be offset by decreased exposure to adverse mortality risk.

Accident and health premiums increased 33.3% during 1996. Approximately three-quarters of this increase is attributable to a continued emphasis on aggressively growing the group dental business. The remaining increase is primarily attributable to the individual accident and health business acquired from Integrity. During 1995, accident and health premiums increased 18.3%, which was also due primarily to sales of group and voluntary dental products, offset to an extent by declines in its individual accident and health products.

The Company's significant growth in dental premium has also increased its loss ratio over the past two years. As discussed further below, during 1997 the Company will concentrate its efforts on introducing new designs of its dental products and other procedures to improve the product's loss ratio to pre-1995 levels. These efforts should significantly enhance product margins, however, they will likely abate the rate of premium increase experienced during the past two years.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current interest rate environment. This practice has historically resulted in equity securities comprising 10% to 20% of the Company's cash and invested assets, which tends to dampen current income yields in favor of an overall total return focus.

Shown below are the investment income and total return yields based on average cash and invested assets for 1996, 1995 and 1994. The numerator for the total return yield computation includes investment income and net realized gains and losses.


Year Ended December 31,   1996        1995        1994
--------------------- ------------ ----------- -----------
Investment Income Yield   5.9%        6.1%        5.3%
Total Return Yield        7.2%        9.7%        4.2%

The investment income yield decrease in 1996 compared to 1995 resulted primarily from somewhat higher average cash, short-term, and equity security balances. The investment income yield increase in 1995 over 1994 is principally attributable to higher market interest rates, selected movement from lower yielding common stocks to higher yielding preferred stocks, and the addition of Integrity's portfolio, which had an annualized yield of 6.7%.

Net realized gains (losses) on equity securities were $749,000, $1,158,000, and $(129,000) for 1996, 1995, and 1994, respectively. Included in gross realized losses during 1996, 1995 and 1994 are adjustments to the carrying value of available-for-sale equity securities of $666,871, $561,135 and $838,610, respectively, relating to declines in value which were considered by management to be other than temporary. The equity portfolio had $878,000 of net unrealized gains as of December 31, 1996 compared to net unrealized gains of $1,480,000 and $128,000 at December 31, 1995 and 1994, respectively.

Segment Earnings. The $594,000 increase in income from operations before federal income taxes between 1995 and 1996 resulted from a $567,000 decrease in net realized capital gains and a $1,161,000 increase in pretax earnings before realized capital gains. The $1,161,000 increase in 1996 pretax earnings before capital gains resulted primarily from successful completion of the Integrity acquisition and a decrease in variable investment management fees. The $1,414,000 increase in income from operations before federal income taxes in 1995 over 1994 resulted from increased realized capital gains, offset in part by increased expenses related to the integration of Integrity's operations and investment management fees, which are paid based upon performance of the portfolio.

Shown below is segment income (loss) before realized gains on investment securities and federal income taxes for 1996, 1995, and 1994.

Year Ended December 31        1996        1995         1994
---------------------- ----------- ----------- ------------
Life and Annuity          $120,956 $(1,036,184)  $(402,480)
Accident and Health        247,733     243,301     128,556
---------------------- ----------- ----------- ------------
Total                     $368,689 $  (792,883)  $(273,924)
---------------------- ----------- ----------- ------------

The $1,157,000 increase in the Life and Annuity segment's income in 1996 as compared with 1995 was principally attributable to successfully completing the integration of Integrity's operations in 1996 and certain nonrecurring costs in 1995, including $281,000 of Integrity assimilation costs and $246,000 of variable investment performance management fees. The $634,000 increase in the segment's loss between 1994 and 1995 was principally attributable to the nonrecurring Integrity assimilation costs and variable investment management fees noted above.

The slight increase in income contributed by the Accident and Health segment between 1995 and 1996 was primarily attributable to the inclusion of Integrity's individual health business and improvement in the loss ratios for the Company's individual cancer products, substantially offset by a $200,000 decline in margins and modestly increased expense volumes on group dental products. The improved performance in 1995 over 1994 is attributable to improved loss ratios in the Company's cancer products in 1995.

Shown below is a comparison of the contribution of each of the group accident and health products toward profit and overhead (direct premium minus: claims, change in reserves and commissions) and loss ratios for the years ended December 31, 1996, 1995 and 1994.


                         Contribution Margin                  Loss Ratio
                     -------------------------------  --------------------------
Year Ended
December 31,              1996       1995       1994      1996      1995    1994
------------------   --------- ---------- ----------  -------- --------- -------
Dental                $741,525   $939,857   $943,705    75.6 %     68.6%   64.7%
Short-term disability   73,500   $ 42,885   $ 59,072     9.3 %     52.4%   42.2%
Long-term disability    42,667   $ 18,903   $ 17,893   (30.1)%     18.9%   14.5%

The decline in Dental's contribution is the result of a 29% increase in premium offset by a 7% increase in the loss ratio. The increase in premiums and the loss ratio in 1996 are principally attributable to aggressive sales to groups interested in replacing their previous dental carriers. In order to improve the profitability of this newly acquired business, the Company is reconfiguring its products to provide additional margins for certain more costly dental procedures, engaging a company to provide expert assistance with the ongoing adjudication of judgmental claims, and implementing a program of aggressive renewal underwriting and rerating. The short- and long-term disability products generated only

$148,000 of net premium in 1996. Relatively minor changes in claim and corresponding reserve levels can significantly impact their relative contribution margins and loss ratios. Dental's relatively flat contribution in 1995 as compared with 1994 was the result of a 23.7% increase in premium offset by a 3.9% increase in the loss ratio. The increases in premiums and the loss ratio during 1995 were also principally attributable to the Company's strategy of replacing coverage for groups which have previously obtained coverage from other carriers.

Performance of the Company's individual accident and health line improved in 1996 over 1995 due to approximately $100,000 of additional margins from the acquired Integrity business and $50,000 of additional margins from the cancer product's performance. The cancer product's loss ratio has steadily improved over the past three years (30.5%, 36.4%, and 51.7% in 1996, 1995, and 1994 respectively).

Federal Income Taxes. The Company has a relatively low effective federal income tax rate, which can fluctuate significantly due to the application of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The most significant provision under SFAS No. 109 affecting the Company is the disallowance of the small life insurance company deduction when computing deferred taxes. The small life insurance deduction allows Citizens Security to reduce its taxable income by 60% before computing its current provision for regular or alternative minimum tax. By disallowing this deduction in the computation of deferred taxes, SFAS No. 109 significantly increases the deferred taxes on Citizens Security's temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax will actually be paid on these net liabilities (when realized) at a 17% rate (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 8 to the Consolidated Financial Statements. All operating deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities. Capital deferred tax assets of Citizens Security can be realized through the carry back of such assets to recapture prior years' taxes paid on capital assets. Capital deferred tax assets of the Company must be offset against future capital gains. The Company believes such gains will materialize and the deferred tax assets will be realized. The deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to Citizens Security. Due to the impact of the small life insurance company deduction, Citizens Security records a valuation allowance to reduce deferred tax assets (associated with temporary differences) to their expected benefit rate of 17%, rather than 34%. The Company's valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

Statutory Insurance Information. During 1996, A.M. Best Company upgraded Citizens Security's rating from C++ to B-, based upon statutory financial and statistical information through December 31, 1995. To provide a more detailed understanding of Citizens Security's statutory operations, shown below are the net income, net operating income, statutory capital and surplus, asset reserves, and capital ratios for Citizens Security for the five years ended December 31, 1996.

                               Net
                            Operating   Statutory     Asset
  Year Ended        Net      Income   Capital and   Valuation   Capital
  December 31     Income     (Loss)     Surplus     Reserves1    Ratio2
--------------- --------- ----------- ----------- ----------- ---------
     1996       $3,062,421   $871,089  $9,145,830  $1,426,918    16.05%
     1995(3)    $  883,003   $494,588  $8,406,313  $1,087,020    14.63%
     1994       $  591,998   $296,809  $5,651,136  $  768,664    18.46%
     1993       $1,381,537   $126,887  $5,690,048  $1,648,343    20.08%
     1992(4)    $1,101,725   $319,802  $4,309,785  $2,322,379    19.06%

     1 Asset  valuation   reserves  are  statutory   liabilities  that  act  as
       contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders' surplus to reduce the impact of realized and unrealized investment losses.
     2 Represents  Statutory Capital and Surplus plus Asset  Valuation  Reserves divided by invested  assets  plus cash.
     3 Statutory Capital and Surplus and Asset Valuation Reserve amounts include
       Integrity beginning in 1995, while Income amounts include Integrity beginning in 1996.
     4 Statutory net income of Old South was included in Citizens Security's net income on the equity basis from the date of its acquisition in 1987 to the date of its merger, September 30, 1992.

The increase in statutory capital and surplus and asset reserves in 1996 from 1995 resulted primarily from approximately $3,000,000 of statutory net income, partially offset by redemption of $1,000,000 of Citizens Security's preferred capital stock and $900,000 of unrealized investment losses. The $3,000,000 of statutory income includes an approximate $1,200,000 net gain from an investment transaction between Citizens Security and an affiliate.

The merger of Integrity into Citizens Security resulted in $1,832,000 of the increase in statutory capital and surplus in 1995 as compared with 1994. The remaining $924,000 increase was the result of operating income and unrealized investment gains offset, to an extent, by $945,000 of dividends paid to the Company.

The decrease in statutory capital and surplus and asset reserves in 1994 as compared with 1993 was due to unrealized losses in the equity portfolio offset to an extent by increased operating income.

The increase in statutory capital and surplus and asset reserves in 1993 from 1992 resulted from income produced from operations and capital gains.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first year premiums. Accordingly, a statutory loss often occurs on these sales during the first year of the policy. Citizens Security's first year sales of these type of products have not been of a magnitude to have a significant impact on statutory surplus.

Cash Flow and Liquidity

During 1996, the Company generated $1,272,000 of positive cash flow from operations compared to $2,664,000 in 1995 and $327,000 in 1994. The decrease in 1996 resulted from a significant reduction in accrued expenses that were outstanding at December 31, 1995 related to the Integrity acquisition, partially offset by a $377,000 increase in net income. The increase in 1995 compared to 1994 resulted from a $1,178,000 increase in net income and the additional Integrity acquisition accruals noted above.

During 1996, $2,343,000 of cash was generated from the sale of additional redeemable convertible preferred stock. These additional funds were obtained to provide flexibility for pursuing potential acquisition/growth opportunities. In addition, to enhance net investment spreads, the Company elected to repay an outstanding $4,202,000, 8% mortgage loan, the majority of which was due in 1998. Principal repayments totaling $1,025,000 were also made on outstanding bank debt, including $200,000 of scheduled payments and $825,000 of prepayments.

The NAIC promulgated Standard Valuation Law ("SVL") specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Some of the states in which Citizens Security is licensed have enacted this law. The primary method required by the SVL for verifying reserve adequacy is cash flow testing, in which projected cash inflows from assets are matched with cash outflows for liabilities. Various future economic and yield curve scenarios are assumed. This is a dynamic process, whereby the performance of the assets and liabilities is directly related to the scenario assumptions. (An example would involve the credited interest rate on annuity products and how such rates vary depending upon projected earnings rates, which are based upon asset performance under a particular economic scenario.)

In addition to the SVL, the Actuarial Standards Board of the American Academy of Actuaries has produced a Standard of Practice that prescribes cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves required as part of the annual statutory reporting process of insurance companies.

Citizens Security's most recent testing process, which was completed in March, 1997, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-20 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of Citizens Security to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing completed in March of 1997, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Citizens Security's business could negatively impact testing results and require the initiation of corrective measures.

Any necessary corrective measures could take one or more forms. The duration of existing assets might not match well with those of the liabilities. Certain liabilities, such as those associated with indemnity accident and health, short-term disability and group dental products, are short-term in nature and are best matched with cash and short-term investments. By contrast, whole life insurance, which involves lifetime obligations, is usually best matched by longer duration maturities. In the event there are insufficient assets of these types, a repositioning of the investment portfolio might be undertaken.

Initially balanced durations do not guarantee positive future results. Asset type, quality, and yield will vary depending upon the economic scenario tested. Liabilities will be similarly affected. Projected reinvestment yields may cause overall yields to fall below those required to support projected liabilities. In that event, portfolio realignment might involve the type, quality and yield of investments rather than duration. Alternatively, additional reserve amounts could be allocated to cover any future shortfalls.

The above discussion centers around asset management. Other possible corrective measures might involve liability realignment. The Company's marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level.

Management believes that the Company's current liquidity, current bond portfolio maturity distribution and positive cash flow from operations give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service debt, dividends, redemption of preferred stock, and other expenses by:

      - Management fees charged to Citizens Security.

      - Dividends from Citizens Security, which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the Kentucky Department of Insurance.

      - Redemption of Citizens Security preferred stock as necessary, with such redemption also requiring approval by the Kentucky Department of Insurance.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES

Financial Statements For Full Fiscal Years                                Page

      Report of Independent Auditors....................................   24

      Consolidated Statements of Operations for the
      years ended December 31, 1996, 1995 and 1994 ....................    25

      Consolidated Statements of Financial Condition at
      December 31, 1996 and 1995.......................................    26

      Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 1996, 1995 and 1994.............    28

      Consolidated Statements of Cash Flows for the
      years ended December 31, 1996, 1995 and 1994.....................    29

      Notes to Consolidated Financial Statements........................   30


Financial Statement Schedules


      Schedule I   -- Summary of investments--other than
                      investments in related parties....................   44

      Schedule II  -- Condensed financial information of registrant.....   45

      Schedule III -- Supplementary insurance information...............   49

      Schedule IV  -- Reinsurance.......................................   50


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

                        REPORT OF INDEPENDENT AUDITORS



The Shareholders and Board of Directors
Citizens Financial Corporation


We have audited the consolidated financial statements of Citizens Financial Corporation and subsidiaries listed in the accompanying index to financial statements at Item 8. Our audit also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Ernst & Young, LLP
----------------------
Louisville, Kentucky
March 21, 1997



CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


Year Ended December 31                                   1996         1995         1994
-------------------------------------------------------------- ------------ ------------
Revenues:
  Premiums and other considerations                $18,810,551 $12,925,088  $ 8,987,190
  Premiums ceded                                      (862,928)   (853,119)  (1,025,612)
-------------------------------------------------------------- ------------ ------------
    Net premiums earned                             17,947,623  12,071,969    7,961,578
  Net investment income                              4,158,282   2,607,306    2,019,926
  Net realized investment gains (losses)               966,937   1,534,114     (398,890)
  Other income                                          29,218      73,188        5,340
-------------------------------------------------------------- ------------ ------------
Total Revenues                                      23,102,060  16,286,577    9,587,954

Benefits and Expenses:
  Policyholder benefits                             11,845,025   7,685,979    5,836,219
  Policyholder benefits ceded                         (734,082)   (649,116)    (813,902)
-------------------------------------------------------------- ----------- ------------
    Net benefits                                    11,110,943   7,036,863    5,022,317
  Increase (decrease) in net benefit reserves          680,263     405,035      (40,344)
  Interest credited on policyholder deposits           916,494     896,247      903,327
  Commissions                                        3,956,075   2,887,398    1,205,891
  General expenses                                   3,899,708   3,342,096    2,558,659
  Interest expense                                     836,200     470,894      345,287
  Policy acquisition costs deferred                 (1,189,993)   (932,746)    (473,179)
  Amortization expense:
    Deferred policy acquisition costs                  911,543     790,140      446,290
    Value of insurance acquired                        390,688     419,516       70,780
    Goodwill                                            20,962      20,962       20,962
  Depreciation expense                                 233,551     208,941      200,778
-------------------------------------------------------------- ----------- ------------
Total Benefits and Expenses                         21,766,434  15,545,346   10,260,768
Income (Loss) before Federal Income Tax              1,335,626     741,231     (672,814)
Federal Income Tax (Expense)                          (226,303)     (9,000)     227,145
-------------------------------------------------------------- ------------ ------------
Net Income (Loss)                                    1,109,323     732,231     (445,669)
Dividends on Redeemable Convertible Preferred Stock   (402,214)        --           --
-------------------------------------------------------------- ------------ ------------
Net Income (Loss) Applicable to Common Stock       $   707,109  $  732,231  $  (445,669)
-------------------------------------------------------------- ------------ ------------
Net Income (Loss) Per Common Share:
  Primary                                          $      0.66  $     0.67  $     (0.41)
  Fully diluted                                    $      0.62  $     0.67  $     (0.41)
-------------------------------------------------------------- ------------ ------------

See Notes to Consolidated Financial Statements.

CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



DECEMBER 31                                                  1996          1995
---------------------------------------------------- ------------- -------------
ASSETS

INVESTMENTS:
  SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE:
    FIXED MATURITIES (AMORTIZED COST OF $47,238,559
    AND $45,369,804  IN 1996 AND 1995, RESPECTIVELY)   $47,040,591   $46,917,198
    EQUITY SECURITIES  (COST OF $7,085,104
    AND $4,263,273 IN 1996 AND 1995, RESPECTIVELY)       7,963,550     5,742,914
  INVESTMENT REAL ESTATE                                 3,938,806     4,095,094
  MORTGAGE LOANS ON REAL ESTATE                            176,636       183,935
  POLICY LOANS                                           2,852,670     2,720,396
  SHORT-TERM INVESTMENTS                                   893,410       821,271
------------------------------------------------------------------ -------------
TOTAL INVESTMENTS                                       62,865,663    60,480,808




CASH AND CASH EQUIVALENTS                                2,805,717     9,776,964
ACCRUED INVESTMENT INCOME                                  772,689       636,758
REINSURANCE RECOVERABLE:
  PAID BENEFITS AND LOSSES                                 231,648        91,773
  UNPAID BENEFITS, LOSSES AND IBNR                       1,579,926     1,468,413
PREMIUMS RECEIVABLE                                        491,330       485,585
PROPERTY AND EQUIPMENT                                   1,265,948     1,133,315
DEFERRED POLICY ACQUISITION COSTS                        3,791,939     3,477,377
VALUE OF INSURANCE ACQUIRED                              5,081,865     6,059,095
GOODWILL                                                   125,766       146,738
OTHER ASSETS                                               502,204       498,435
DEFERRED FEDERAL INCOME TAX                                748,013          ---
------------------------------------------------------------------ -------------
TOTAL ASSETS                                           $80,262,708   $84,255,261
------------------------------------------------------------------ -------------
See Notes to Consolidated Financial Statements.

CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31                                                 1996           1995
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
POLICY LIABILITIES:
  FUTURE POLICY BENEFITS                               $41,501,871  $41,429,165
  POLICYHOLDER DEPOSITS                                 15,930,271   15,925,201
  POLICY AND CONTRACT CLAIMS                             1,210,393    1,139,777
  UNEARNED PREMIUMS                                        183,613      201,772
  OTHER                                                    214,305      163,100
-------------------------------------------------------------------------------
TOTAL POLICY LIABILITIES                                59,040,453   58,859,015

NOTES PAYABLE                                            4,095,869    9,306,982
ACCRUED EXPENSES AND OTHER LIABILITIES                   1,982,024    2,725,510
FEDERAL INCOME TAX PAYABLE                                 527,000       20,163
DEFERRED FEDERAL INCOME TAX                                    ---      333,466
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                       65,645,346   71,245,136

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK;
   370 AND 157 SHARES ISSUED AND OUTSTANDING
   IN 1996 AND 1995, RESPECTIVELY                        4,043,907    1,700,907

SHAREHOLDERS' EQUITY:
  COMMON STOCK, 6,000,000 SHARES AUTHORIZED;
  1,275,724 SHARES ISSUED AND OUTSTANDING                1,275,724    1,275,724
  ADDITIONAL PAID-IN CAPITAL                             5,198,250    5,198,250
  UNREALIZED APPRECIATION OF INVESTMENTS                   428,780    1,871,652
  RETAINED EARNINGS                                      4,233,003    3,525,894
  COMMON STOCK HELD IN TREASURY-AT COST (200,109 SHARES)  (562,302)    (562,302)
-------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                              10,573,455   11,309,218
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $80,262,708  $84,255,261
-------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                              NET UNREALIZED
                                                               APPRECIATION                COMMON STOCK
                                                 ADDITIONAL   (DEPRECIATION)                 OWNED BY
                                      COMMON      PAID-IN    OF AVAILABLE-FOR-   RETAINED   WHOLLY-OWNED
                                      STOCK       CAPITAL     SALE SECURITIES    EARNINGS    SUBSIDIARY
Balance at January 1, 1994         $ 1,275,724   $5,198,250   $   724,866       $3,239,332  $(518,291)
  Adjustment to beginning balance
  for change in accounting method         --           --         (53,132)            --          --
  Net loss                                --           --            --           (445,669)       --
  Net unrealized depreciation of
  available-for-sale securities           --           --        (829,534)            --          --
  Purchase of shares by wholly-
  owned subsidiary                        --           --          --                 --      (44,011)
Balance at December 31, 1994         1,275,724    5,198,250      (157,800)       2,793,663   (562,302)
     Net income                           --           --          --              732,231        --
  Net unrealized appreciation of
  available-for-sale securities           --           --       2,029,452             --          --
Balance at December 31, 1995         1,275,724    5,198,250     1,871,652        3,525,894    (562,302)
  Net income                              --           --          --            1,109,323        --
  Net unrealized depreciation of
  available-for-sale securities           --           --          --           (1,442,872)       --
  Preferred stock dividends               --           --          --             (402,214)       --
Balance at December 31, 1996       $ 1,275,724   $5,198,250   $   428,780       $4,233,003   $(562,302)


See Notes to Consolidated Financial Statements.



CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31                                      1996       1995         1994

CASH FLOWS FROM OPERATIONS:
Net income (loss)                                     $1,109,323  $  732,231  $  (445,669)
Adjustments to reconcile net
income (loss) to net cash flows from operations:
  Increase in benefit reserves                           791,089     706,719      135,822
  Increase (decrease) in claims liabilities               70,616     179,910     (143,572)
  (Increase) decrease in reinsurance recoverable:
   Paid benefits                                        (139,875)     63,896      (69,148)
   Unpaid benefits                                      (111,513)   (238,738)    (149,228)
  Interest credited on policyholder deposits             916,494     896,247      903,327
  Provision for amortization and depreciation,
  net of deferrals                                       366,751     506,813      265,631
  Amortization of premium and accretion of discount
  on securities purchased, net                           (16,822)    (51,785)     (35,942)
  Net realized investment (gains) losses                (966,937) (1,534,114)     398,890
  Decrease (increase) in accrued investment income      (135,931)    192,806     (129,804)
  Change in other assets and other liabilities          (844,461)  1,340,608     (159,249)
  Deferred federal income taxes                         (273,175)   (151,000)    (244,000)
  Federal income taxes payable                           506,837      20,163          ---
Net Cash Flows provided by Operations                  1,272,396   2,663,756      327,058

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Securities available-for-sale:
  Purchases - fixed maturities                       (24,651,316) (6,663,541)  (5,662,433)
  Sales - fixed maturities                            23,033,577   2,018,858    3,901,562
  Purchases - equity securities                      (20,301,373)(12,431,696)  (8,140,773)
  Sales - equity securities                           18,316,750  15,480,434    9,358,444
Securities held-to-maturity:
  Purchases                                                ---    (1,228,594)  (3,551,038)
  Maturities                                               ---     4,731,524    2,602,816
Short-term investments sold (acquired), net              (72,139)  2,670,671   (2,979,406)
Repayments of mortgage loans                               7,299     286,038      150,603
Purchase of investment real estate                       (24,396)    (65,583)     (91,161)
Additions to property and equipment, net                (185,501)   (110,998)     (30,638)
(Increase) decrease in net broker receivable            (154,269)    (44,775)    (465,884)
Other investing activities, net                         (132,274)     56,280      167,837
Purchase price of Integrity National Life
 Insurance Companyin excess of cash and
 cash equivalents acquired                                ---     (3,679,184)        ---
Net Cash Provided by (Used In)
Investment Activities                                 (4,163,642)  1,019,434   (4,740,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of redeemable convertible preferred stock     2,343,000   1,700,907         ---
Policyholder deposits                                    818,849     931,477    1,429,491
Policyholder withdrawals                              (1,730,273) (2,242,256)  (2,515,574)
Proceeds from bank borrowing                              ---      6,400,000         ---
Notes payable and accrued interest-Guarantor              15,543     205,326         ---
Payments on notes payable                             (5,226,656) (1,571,480)     (67,717)
Purchase of shares by wholly-owned subsidiary              ---        ---         (44,011)
Dividends on nonredeemable convertible preferred stock  (300,464)     ---            ---
Other                                                        ---    (251,485)        ---
Net Cash Flows provided by (Used In)
Financing Activities                                  (4,080,001)  5,172,489   (1,197,811)
Net Increase (Decrease) in Cash and Cash Equivalents  (6,971,247)  8,855,679   (5,610,824)
Cash and Cash Equivalents at Beginning of  Year        9,776,964     921,285    6,532,109
Cash and Cash Equivalents at End of Year             $ 2,805,717 $ 9,776,964  $   921,285

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. Citizens Financial Corporation is a holding company that engages in the business of life insurance and annuities and accident and health insurance through its wholly-owned subsidiary, Citizens Security Life Insurance Company ("Citizens Security"). Citizens Security offers life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents.

The individual life insurance products currently offered by Citizens Security consist of traditional whole life insurance and universal life insurance policies. Citizens Security also sells group life and accidental death and dismemberment policies. The fixed-rate annuity products offered by Citizens Security consist of flexible premium deferred annuities, life policy annuity riders, and single premium deferred annuities. Citizens Security's individual accident and health insurance products provide coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment, while the group accident and health products provide coverage for short and long-term disability, income protection and dental procedures.

Citizens Security is licensed to sell products in the District of Columbia and 18 states primarily located in the south and southeast. Citizens Security markets its portfolio of products through the personal producing general agent distribution system and presently has approximately 1,520 sales representatives, all of whom are independent agents and all, or substantially all, of whom also represent other insurers. Approximately 320 of these agents are former agents of Integrity Life Insurance Company ("Integrity") who specialize in the home service market. That market consists primarily of individuals who desire whole life policies with policy limits typically below $10,000.

Principles of Consolidation and Presentation. The accompanying consolidated financial statements include the accounts of Citizens Financial Corporation, its wholly-owned subsidiaries, Citizens Financial Properties, Inc., Citizens Security, and Integrity since the date of its acquisition, September 22, 1995 (see Note 2), and a wholly-owned partnership, Marketplace I Limited Partnership (collectively hereinafter referred to as the "Company"). Effective December 31, 1995, Integrity was merged into Citizens Security. All significant intercompany accounts and transactions are eliminated in consolidation. Certain balances in prior years have been reclassified to conform to current year classifications.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investments. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company classifies fixed maturities and equity securities as "available-for-sale" if they are not bought and held principally for the purpose of selling them in the near term (e.g. "trading securities") or, if fixed maturities are not intended to be "held to maturity." Available-for-sale securities are carried at fair value, with unrealized gains and losses included in shareholders' equity, net of applicable deferred taxes and adjustments to related deferred policy acquisition costs. Fixed maturities are classified as "held-to-maturity" when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premium or accretion of discount. The effect of the adoption, which represented adjustments to related deferred policy acquisition costs, was to decrease shareholders' equity by $53,132, net of deferred taxes of $27,370, at January 1, 1994. There was no effect on net income. Effective December 31, 1995, the Company adopted the Financial Accounting Standards Board's Implementation Guide on SFAS No. 115 ("Implementation Guide"). In accordance with the Implementation Guide, the Company reassessed the classification of its fixed maturities and equity securities and, accordingly, transferred all of its "held-to-maturity" fixed maturities to "available-for-sale." The fair value and amortized cost of the fixed maturities transferred on December 31, 1995, were $13,085,928 and $12,524,060, respectively. The effect of this transfer was to increase shareholders' equity by $370,833, net of deferred taxes of $191,035, at December 31, 1995. There was no effect on net income. In addition, upon acquisition of Integrity, the Company classified all of Integrity's fixed maturities and equity securities as "available-for-sale." Prior to the Company's acquisition of Integrity, Integrity did not prepare its financial statements in accordance with generally accepted accounting principals ("GAAP").
                                       30

Fixed maturities and equity securities having a decline in value considered by management to be other than temporary are adjusted to an amount which, in management's judgment, reflects such declines. Such amounts are included in net realized investment gains and losses. For purposes of computing realized gains and losses on fixed maturities and equity securities sold, the carrying value is determined using the specific-identification method. Mortgage loans and policy loans are carried at unpaid balances. Investment real estate is carried at depreciated cost. Short-term investments, which consist of certificates of deposit and treasury bills, are carried at cost which approximates fair value. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are also carried at cost which approximates fair value.

Deferred Policy Acquisition Costs. Commissions and other policy acquisition costs which vary with, and are primarily related to, the production of new insurance contracts are deferred, to the extent recoverable from future policy revenues and gross profits, and amortized over the life of the related contracts. See Premiums, Benefits and Expenses regarding amortization methods.

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 1996, was $1,117,364 ($883,813 at December 31, 1995).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of the purchase price of a former wholly-owned subsidiary, which was merged into Citizens Security effective September 30, 1992, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 15 years using the straight-line method. At December 31, 1996, accumulated amortization was $130,216 ($109,254 at December 31, 1995).

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 1996, accumulated amortization was $1,524,187 ($1,133,499 at December 31, 1995).

Benefit Reserves and Policyholder Deposits. Traditional life and accident and health insurance products include those contracts with fixed and guaranteed premiums and benefits and consist principally of whole-life and term insurance policies, limited-payment life insurance policies and certain annuities with life contingencies. Reserves on such policies are based on assumed investment yields which range from 6% to 7%. Reserves on traditional life and accident and health insurance products are determined using the net level premium method based on future investment yields, mortality, withdrawals and other assumptions, including dividends on participating policies. Such assumptions are based on past experience and include provisions for possible unfavorable deviation.

Benefit reserves and policyholder contract deposits on universal life, other interest-sensitive life products and investment-type products are determined using the retrospective deposit method and consist of policy account balances, before deducting surrender charges, which accrue to the benefit of the policyholder.

Participating insurance business at December 31, 1996 and 1995, constituted approximately 1% of ordinary life insurance in force (7% at December 31, 1994) and less than 1% of annualized ordinary life premium inforce (1% at December 31, 1994). Participating dividends are determined at the discretion of the Board of Directors.

Reserves on insurance policies acquired by purchase are based on assumptions considered appropriate as of the date of purchase. Assumed investment yields for such acquired policies range from 6.6% to 9.0%.

Premiums, Benefits and Expenses. Premiums for traditional individual life and accident and health policies are reported as earned when due. Benefit claims (including an estimated provision for claims incurred but not reported), benefit reserve changes and expenses (except those deferred) are charged to expense as incurred. Deferred policy acquisition costs related to traditional life and accident and health policies are charged to expense over the life of the policy using methods and assumptions consistent with those used in estimating liabilities for future policy benefits. In determining whether a premium deficiency exists on short-duration policies, management does not give consideration to investment income.

Revenues for universal life and investment-type products consist of investment income and policy charges for the cost of insurance, policy initiation, administrative surrender fees and investment income. Expenses include interest credited to policy account balances, incurred administrative expenses and benefit payments in excess of policy account balances.

Deferred policy acquisition costs related to universal life and investment-type products are amortized in relation to the incidence of expected gross profits over the life of the policies. Expected gross profits are reviewed at each reporting period, and to the extent actual experience varies from that previously assumed, the effects of such variances are recorded in the current period.

Liabilities for Policy Claims. Policy claim liabilities are based on known liabilities plus estimated future liabilities developed from trends of historical data applied to current exposures. These liabilities are closely monitored and adjustments for changes in experience are made in the period identified.

Federal Income Taxes. The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes.

Earnings Per Share. Primary earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding during the year (1,075,615 in 1996 and 1995, and 1,078,369 in 1994). Fully diluted earnings per share amounts assume conversion of all outstanding Class B Convertible Preferred Stock at a conversion price of $5.50 per share. The weighted average number of common shares outstanding, on a fully diluted basis is 1,793,148; 1,089,379; and 1,078,369 in 1996, 1995, and 1994 respectively.

NOTE  2--ACQUISITION

On September 22, 1995, the Company acquired 98.85% of the common stock of Integrity from Southwestern Life Corporation ("Southwestern"), a Dallas-based insurance holding company (the "Acquisition"). The Acquisition was accounted for as a purchase with the results of Integrity's operations being included in the consolidated statements since the date of acquisition. Citizens Security acquired the remaining 1.15% of the common stock of Integrity in conjunction with the merger of Integrity into Citizens Security.

The aggregate purchase price for the Acquisition, was $9,419,000 (including net cost associated with the purchase of $437,000 and the purchase of minority shareholders stock as part of the merger discussed above). No goodwill was recorded relating to the acquisition.

     Prior to the closing, Integrity entered into a coinsurance and assumption reinsurance agreement with Union Bankers Insurance Company ("Union Bankers"), another affiliate of Southwestern, covering Integrity's 14,500 individual long-term care and Medicare supplement insurance policies with annualized premiums of approximately $14,800,000, leaving the remaining life and accident and health insurance business with Integrity. In conjunction with this reinsurance transaction, Integrity transferred approximately $9,200,000 in reserves to Union Bankers. Completion of these transactions was a condition to the Company's obligations under the Stock Purchase Agreement with Southwestern because the reinsured business did not fit into the Company's current business plans. Under the agreement, Union Bankers directly assumed the liability for these policies.

The Acquisition was financed with the working capital of Citizens Security and with approximately $6,100,000 of the $6,400,000 of proceeds under a Term Loan Agreement dated as of September 22, 1995 between the Company and a commercial bank (the "Term Loan Agreement"). The Term Loan Agreement provides for a $4,400,000 note payable that matures on October 1, 2002 (the "2002 Note") and a $2,000,000 note payable that matures on October 1, 2003 (the "2003 Note") ( see
Note 6). In order to obtain required approvals from insurance regulatory authorities of the state of Pennsylvania, [i] the Company agreed to authorize a private placement of preferred stock to accredited investors, [ii] the Principal Shareholder of the Company provided a personal guarantee that at least $1,500,000 of the aforementioned preferred stock would be sold, and [iii] the Company agreed that at least $1,500,000 of the proceeds of such sale would be used to pay down the principal amount of the 2002 Note. The Company sold $1,727,000 of the preferred stock on December 15, 1995, and applied $1,500,000 of the proceeds to prepay the first installment of the 2002 Note (see Notes 6 and 7).

NOTE 3--INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other than temporary. Treasury bills having a carrying value of $342,219 and $4,032,592 as of December 31, 1996 and 1995, respectively are included below but reported as short-term investments and cash equivalents in the accompanying financial statements.

                                                                     Fair Value
DECEMBER 31, 1996                  Amortized      Gross Unrealized   (Carrying
                                     Cost        Gains      Losses     Value)
                                  -----------  ----------  --------  -----------
Fixed Maturities:
   U. S. government obligations   $10,132,155  $   35,502  $210,194  $ 9,957,463
   Corporate securities            25,663,794     308,374   312,780   25,659,388
   Mortgage-backed securities      11,784,829     120,605   139,475   11,765,959
--------------------------------- -----------  ----------  --------  -----------
   Total                          $47,580,778  $  464,481  $662,449  $47,382,810
--------------------------------- -----------  ----------  --------  -----------
Equity securities                 $ 7,085,104  $1,291,042  $412,596  $ 7,963,550
--------------------------------- -----------  ----------  --------  -----------


 DECEMBER 31, 1995

 Fixed Maturities:
   U. S. government obligations   $ 9,859,074  $  133,685  $     58  $ 9,992,701
   Corporate securities            26,700,021   1,148,050    93,320   27,754,751
   Mortgage-backed securities      12,843,301     426,971    67,934   13,202,338
                                  -----------  ----------  --------  -----------
    Total                         $49,402,396  $1,708,706  $161,312  $50,949,790

                                  -----------  ----------  --------  -----------
 Equity securities                $ 4,263,273  $1,549,368  $ 69,727  $ 5,742,914
                                  -----------  ----------  --------  -----------

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, at December 31, 1996, 1995 and 1994, and the amount of net realized investment gain or loss included in net income for the respective years then ended are as follows:


Year Ended December 31                            1996          1995       1994
-------------------------------------------------------- ------------ ----------
FIXED MATURITIES:
  Available-For-Sale:
    Change in net unrealized appreciation
    (depreciation)                          $(1,745,362)  $1,930,776  $(545,167)
    Net realized gain (loss)                $   218,188   $  357,997  $(276,204)
  Held-To-Maturity:
    Change in net unrealized appreciation
    (depreciation)                          $      --     $  612,060  $(895,565)
    Net realized gain                       $      --     $   17,951  $  31,079
EQUITY SECURITIES:
  Change in net unrealized appreciation
  (depreciation)                                (601,195) $1,351,641  $(808,496)
  Net realized gain (loss)                  $    748,749  $1,158,166  $(128,765)

The amortized cost and fair value of investments in fixed maturities at December 31, 1996, by contractual maturity are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.


December 31, 1996                     Amortized Cost   Fair Value
------------------------------        -------------  ------------
Due in one year or less                 $ 2,488,374   $ 2,500,832
Due after one year through five years    10,442,500    10,478,608
Due after five years through ten years   19,372,180    19,312,757
Due after ten years                       3,492,895     3,324,654
------------------------------        ------------- -------------
Subtotal                                 35,795,949    35,616,851
Mortgage-backed securities               11,784,829    11,765,959
------------------------------        ------------- -------------
Total                                   $47,580,778   $47,382,810
------------------------------        ------------- -------------

Gross gains of  $551,881,  $376,889  and  $135,280 and gross losses of $317,685,
$18,892, and $411,484 were realized on the sale of available-for-sale fixed maturities during 1996, 1995 and 1994, respectively. Included in gross realized losses during 1994 is a net adjustment to the carrying value of available-for-sale fixed maturities of $91,000, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been reduced in 1996 by $16,008 associated with the amortization deferred policy acquisition costs.

Gross gains of $2,481,688, $2,372,076 and $1,150,212 and gross losses of $1,689,679, $1,213,910 and $1,278,977 were realized on the sale of available-for-sale equity securities during 1996, 1995 and 1994. Included in gross realized losses during 1996, 1995 and 1994 are adjustments to the carrying value of available-for-sale equity securities of $666,871, $561,135 and $838,610, respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been reduced in 1996 by $43,260 associated with the amortization deferred policy acquisition costs.

Net unrealized appreciation (depreciation) of available-for-sale securities is summarized as follows:


December 31,                                                  1996         1995
---------------------------------------               ------------- ------------
Net appreciation (depreciation) on available-for-sale:
  Fixed maturities                                       $(197,968)  $1,547,394
  Equity maturities                                        878,446    1,479,641
Adjustment of deferred policy acquisition cost             (30,811)    (126,191)
Deferred income taxes                                     (220,887)  (1,029,192)
---------------------------------------               ------------- ------------
Net Unrealized Appreciation                              $ 428,780   $1,871,652
---------------------------------------               ------------- ------------

Investment management services are provided by a firm affiliated with certain board members and shareholders of the Company. Fees for these services were $30,000, $275,578 and $30,000 in 1996, 1995 and 1994, respectively.

Major categories of investment income are summarized as follows:


Year Ended December 31                   1996          1995         1994
------------------------------      -------------------------------------
Fixed maturities                    $3,361,210    $2,088,980   $1,241,705
Equity securities                      152,025       248,796      187,492
Mortgage loans on real estate           18,298        18,975       44,938
Policy loans                           154,845       114,191      113,743
Investment real estate                 323,498       288,259      323,662
Short-term investments and other       367,324       206,596      280,517
------------------------------      -------------------------------------
Subtotal                            $4,377,200    $2,965,797   $2,192,057
Investment expenses                   (218,918)     (358,491)    (172,131)
-----------------------------      --------------------------------------
Net Investment Income               $4,158,282    $2,607,306   $2,019,926
-----------------------------      --------------------------------------

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist.

At December 31, 1996, the Company held in its available-for-sale fixed maturity portfolio an investment in Walt Disney Company amounting to $1,494,350.

At December 31, 1996, the Company had no investments which had not been income producing for a period of at least twelve months prior to year end.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $22,425,130 at December 31, 1996, placed on deposit at various financial institutions which are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land in which it currently resides and occupies approximately 21% of the building with the majority of the remaining space being leased to tenants. The accompanying financial statements reflect 21% of the building and its operating expense as property and equipment and general expense, respectively, with the remaining 79% as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 1996 and 1995 on the investment real estate portion of the building was $588,097 and $474,840, respectively.

The Company leases office space to third party tenants under noncancellable lease agreements. Future minimum rental income is $721,816, $651,913, $178,941, and $7,400 for years 1997 through 2000, respectively.

NOTE 4--VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. An analysis of the value of insurance acquired for the years ended December 31, 1996, 1995 and 1994 is as follows:


Year ended December 31               1996         1995         1994
----------------------      -------------- ------------ ------------
Balance at beginning of year    $6,059,095   $  442,046    $ 512,826
Purchase of Integrity             (586,542)   6,036,565          ---
Accretion of interest              354,312      394,337       39,184

Amortization                      (745,000)    (813,853)    (109,964)
----------------------      -------------- ------------ ------------
Balance at end of year          $5,081,865   $6,059,095    $ 442,046
----------------------      -------------- ------------ ------------

During the first twelve months after the September 22, 1995 acquisition of Integrity, the assumptions used to establish the value of insurance acquired were reconfirmed. Based on this review, the value of net assets acquired was increased by $586,542. This revision relates primarily to a reduction in the amount of assumed future policy benefits associated with certain individual life insurance policies that cover multiple family members, partially offset by an increase in direct costs required to complete the acquisition.

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 1997 - $480,000; 1998 - $423,000; 1999 - $383,000; 2000 - $372,000; and 2001 - $371,000.

NOTE 5--LIABILITY FOR ACCIDENT AND HEALTH UNPAID CLAIMS AND INCURRED, BUT NOT REPORTED CLAIMS PORTION OF RESERVES

Activity in the accident and health liability portion of policy and contract claims ($425,095 and $346,902 at December 31, 1996 and 1995, respectively) and the incurred but not reported portion of accident and health reserves ($1,195,361 and $1,316,799 at December 31, 1996 and 1995, respectively) are summarized as follows:


Year Ended December 31,                       1996          1995
----------------------------------- ----------------------------
Balance at January 1                    $1,663,701    $1,147,942
    Less reinsurance recoverable           735,100       527,133
----------------------------------- ----------------------------
Net balance at January 1                   928,601       620,809
Integrity balance at acquisition               ---       245,688
Incurred related to:
    Current year                         5,848,067     4,227,868
    Prior years                                ---         1,654
----------------------------------- ----------------------------
Total incurred                           5,848,067     4,229,522
Paid related to:
    Current year                         5,243,068     3,605,337
    Prior years                            489,189       562,081
----------------------------------- ----------------------------
Total paid                               5,732,227     4,167,418
Net balance at December 31               1,044,441       928,601
    Plus reinsurance recoverable           576,015       735,100
----------------------------------- ----------------------------
Balance at December 31                  $1,620,456    $1,663,701
----------------------------------- ----------------------------

NOTE 6--DEBT

Long term debt consisted of the following:


December 31                                             1996           1995
-----------------------------------              ------------   ------------
Commercial bank note, prime plus 1/2%, due 2002    $2,125,000     $2,900,000
Commercial bank note, prime, due 2003               1,750,000      2,000,000
Subordinated guaranty note, prime, due 2003           220,869        205,326
Mortgage note, 8%, due 1998                               ---      4,201,656
-----------------------------------              ------------   ------------
Total                                               4,095,869      9,306,982
Less: Current Portion                                (225,000)      (277,539)
-----------------------------------              ------------   ------------
Long Term Portion                                  $3,870,869     $9,029,443
-----------------------------------              ------------   ------------

The two commercial bank notes were issued in 1995, to finance the Integrity acquisition. The notes were both originally issued at the bank's prime lending rate plus 1%, with interest payable quarterly. The 2002 Note and the 2003 Note had original note amounts of $4,400,000 and $2,000,000, respectfully, and have outstanding balances at December 31, 1996 of $2,125,000 and $1,750,000, respectively. Remaining principal installments due in each succeeding year for the 2002 Note are $225,000, $400,000, and $500,000 thereafter through the year of maturity, 2002. The 2003 Note is to be repaid in three (3) consecutive quarterly installments of $500,000 each beginning on January 1, 2003, with the final installment of $250,000 due on October 1, 2003. During 1996, the interest rate on the 2002 Note was reduced by 1/2% to prime plus 1/2%, while the interest rate on the 2003 Note was reduced by 1% to prime. No prepayments are permitted on the 2003 Note until the 2002 Note has been paid in full, except from proceeds of equity security offerings or other subordinated indebtedness. During 1996, the Company elected to prepay $500,000 and $250,000 of principal on 2002 and 2003 Notes, respectively, utilizing net proceeds deemed available from issuance of redeemable convertible preferred stock (see Note 7). Additional payments made during 1996 on the 2002 Note included $200,000 of scheduled installments and prepayment of a $75,000 installment due January 1, 1997. The Company has pledged all of the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank notes. In addition, the Company's principal shareholder (the "Principal Shareholder"), who is also its Chairman and President, has personally guaranteed the 2003 Note.

In consideration of the personal guarantee noted above, the Company entered into a Guarantor's Compensation Agreement (the "Guarantor's Compensation Agreement"), dated September 22, 1995, with its Principal Shareholder whereby the Company will pay an annual guaranty fee based on an applicable percentage of the outstanding principal balance of the 2003 Note on its date of issuance and each anniversary thereof. The applicable percentage ranged from 10% in the first two years and thereafter decreased in stages to 0.5% on the last anniversary before maturity, for an average of 4.21% over the term of the 2003 Note. However, the Guarantor's Compensation Agreement was amended effective September 22, 1996 to replace the 10% fee due on September 22, 1996 with an Interim Fee equal to 15% of the net realized and unrealized investment gains and losses earned on the parent company's (nonconsolidated) investment portfolio during the period from October 1, 1996 to September 30, 1997. This 15% fee is reduced in proportion to average principal repayments on the 2003 Note. During the three months ended December 31, 1996, no net realized and unrealized gains were earned on this portfolio (which totaled $2,359,238 at December 31, 1996); therefore, no guaranty fee has been earned for such period.

Annual guaranty fees will be paid in the form of non-negotiable promissory notes of the Company (the "Guaranty Notes"), except that the Interim Fee noted above is payable in cash by November 15, 1997, unless the Company is unable to obtain any required consent from the holder of the commercial bank notes. The Guaranty Notes bear interest at the prime rate charged by a commercial bank, they are subordinated to the commercial bank notes, and they are payable at maturity of the 2003 Note. The Guarantor's Compensation Agreement also provides that the Company and the Principal Shareholder may agree to exchange the Guaranty Notes for securities of the Company on terms to be determined by a majority of the members of the Company's Board of Directors who are not affiliated with the Principal Shareholder. Effective September 22, 1995, the Company issued a Guaranty Note in the amount of $200,000 to the Principal Shareholder. At
December 31, 1996 and 1995, the outstanding balance of the Guaranty Note, including accrued interest, was $220,869 and $205,326, respectively.

The 8% mortgage note outstanding at December 31, 1995 was repaid in advance, on December 31, 1996, at its then outstanding balance of $4,124,117. This note was secured by Company real estate which had a depreciated cost at December 31, 1996, of $4,976,051.

Cash paid for interest on debt was $ 835,426, $517,855, and $349,623 during 1996, 1995, and 1994, respectively.

NOTE 7--REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On January 19, 1996 and December 15, 1995, the Company issued 213 and 157 shares, respectively of 1995 Class B redeemable convertible preferred stock ("Preferred Stock"), for cash in the amount of $11,000 per share ($4,070,000 in the aggregate). Holders of the Preferred Stock are entitled to cumulative quarterly dividends, currently at the rate of $275 per share ($1,100 per annum). The Preferred Stock currently has a liquidation preference of $4,070,000 in the aggregate. The Preferred Stock is mandatorily redeemable in 12 equal quarterly installments beginning January 1, 2003. At the option of any holder, the Company must redeem any or all of such holder's Preferred Stock not later than January 1, 2002. The Company may call any or all of the Preferred Stock for redemption, at any time after January 1, 1999, and may also call any or all of the Preferred Stock for redemption at any time after January 1, 1998, if the market price for the Company's Class A Stock exceeds $8.25 per share for at least 20 out of 30 consecutive trading days. In each case, the redemption price is currently $11,000 per share. Until five (5) days prior to any redemption date, each share of the Preferred Stock is convertible into a specified number of shares of the Company's Class A Stock (currently 2,000). Holders of the Preferred Stock have the right to elect two (2) members of the Company's Board of Directors at any time that, and for as long as, the Company has failed to complete a required redemption or to pay dividends on the Preferred Stock for six (6) quarterly periods. The dividend rate, redemption price and conversion ratio are all subject to adjustment for any stock dividends, combinations, splits or similar changes affecting the Preferred Stock in the future.

NOTE 8--FEDERAL INCOME TAXES

Federal income taxes consist of the following:


Year Ended December 31,                     1996         1995         1994
---------------------------         ------------- ------------ ------------
Deferred tax benefit                   $  252,730     $151,000    $ 244,000
Current tax expense                      (479,033)    (160,000)     (16,855)
---------------------------         ------------- ------------ ------------
Federal Income Tax (Expense) Benefit    $(226,303)   $  (9,000)    $227,145
---------------------------         ------------- ------------ ------------

Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:


December 31,                                                 1996          1995
-------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Value of insurance acquired                           $1,727,834  $2,060,092
   Net unrealized gains on available-for-sale securities    220,887   1,029,192
   Other                                                    179,543     217,074
-------------------------------------------------------------------------------
      Total deferred tax liabilities                      2,128,264   3,306,358

DEFERRED TAX ASSETS:
   Policy and contract reserves                           1,808,358   2,200,490
   Deferred policy acquisition costs                        438,105     502,531
   Fixed maturities and equity securities                   192,075     151,386
   Real estate                                              531,709         ---
   Alternative minimum tax credit carry forwards            317,165     241,415
   Net operating loss carry forwards                        464,146     424,029
   Other                                                    118,170     122,030
-------------------------------------------------------------------------------
      Total deferred tax assets                           3,869,728   3,641,881
      Valuation allowance for deferred tax assets          (993,451)   (668,989)
-------------------------------------------------------------------------------
      Net deferred tax assets                             2,876,277   2,972,892

-------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITIES (ASSETS)                   $  (748,013) $  333,466
-------------------------------------------------------------------------------

The following is a reconciliation of the federal statutory income tax rate to the Company's effective income tax rate:


Year Ended December 31,                 1996          1995         1994
--------------------------------    ------------ ------------ ------------
Statutory rate of income tax (benefit)   34.00 %      34.00 %     (34.00)%
Dividend exclusion                       (1.65)%      (3.70)%      (3.10)%
Alternative minimum tax                   9.00 %         ---        2.70 %
Small life insurance deduction          (39.48)%     (23.10)%      (8.20)%
Surtax exemption and other                1.17 %       3.30 %      (5.30)%
Increase in valuation allowance          13.96 %      15.80 %      14.10 %
Deferred benefit from merger               ---       (26.20)%         ---
--------------------------------    ------------ ------------ ------------
Effective rate of income tax (benefit)   17.00 %       0.10 %     (33.80)%
--------------------------------    ------------ ------------ ------------

Federal income taxes paid in 1996, 1995 and 1994 were $91,766, $55,000, and $230,000, respectively. The Company utilized $1,180,000 and $176,621 of net operating loss carry forwards in 1996 and 1994 respectively. The Company has $1,365,134 of net operating loss carry forwards which will expire between 2007 and 2011.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders' surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983, balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders' surplus would be subject to income tax. At December 31, 1996, Citizens Security could have paid additional dividends of approximately $7,875,000 before paying tax on any part of its policyholders' surplus accounts. Since the Company believes that tax will not be paid on any part of the policyholders' surplus accounts in the foreseeable future, no provision has been made for the related deferred income taxes which total $292,000, based on current tax rates.

NOTE 9--STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS' EQUITY

Citizens Security is domiciled in Kentucky and prepares its statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky Department of Insurance ("KDI"). Net income for 1996 and capital and surplus for the Company's insurance operations as reported in accordance with SAP for the three years ended December 31, 1996 are shown below.


Year Ended December 31,                  1996         1995         1994
-------------------------------- ------------ ------------ ------------
Net Income                         $3,062,421     $883,003     $591,998
Capital and Surplus                $9,145,830   $8,406,313   $5,651,136


Principal differences between SAP and GAAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) value of insurance inforce acquired is established as an asset for GAAP; c) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP;
d) deferred income taxes are provided for GAAP; e) assets and liabilities of acquired companies are adjusted to their fair values at acquisition with the excess purchase price over such fair values recorded as goodwill under GAAP; f) available-for-sale fixed maturity investments are reported at fair value with unrealized gain and losses reported as a separate component of shareholders' equity for GAAP; and g) statutory asset valuation reserves and interest maintenance reserves are not required for GAAP.

"Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1998, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory-basis financial statements.

Statutory restrictions limit the amount of dividends which may be paid by Citizens Security to the Company. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 1996, with appropriate prior regulatory approval, Citizens Security redeemed $1,000,000 of its outstanding preferred stock and paid a $750,000 extraordinary dividend to the Company. In addition, Citizens Security must maintain the minimum capital and surplus, $1,250,000, required for life insurance companies domiciled in Kentucky.

The KDI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Citizens Security has a Ratio that is at least 400% of the minimum RBC requirements; accordingly, Citizens Security meets the RBC requirements.

During 1996, the number of authorized shares of the Company's common stock was increased from 2,000,000 to 6,000,000 shares. Under a stock option agreement, 5,000 options on the Company's common stock have been granted to an officer. The stock options vested as of June 16, 1995, at an exercise price of $9 per share. The Company accounts for its stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for these stock options since the exercise price exceeds market value. No options were exercised during 1996, 1995 or 1994. The effect of applying the fair value method of accounting for the Company's stock based awards (as described in SFAS 123, "Accounting and Disclosure of Stock-Based Compensation") results in net income and earnings per share that are not materially different from amounts reported.

NOTE 10--SEGMENT INFORMATION

The Company essentially operates in two segments as shown in the following tables. Both segments include individual and group insurance. Identifiable revenues, expenses and assets are assigned directly to the applicable segment. Net investment income and invested assets are allocated to the operating segments generally in proportion to policy liabilities.

Segment information as of December 31, 1996, 1995 and 1994, and for the years then ended is as follows:


Year Ended December 31,             1996               1995          1994
------------------------------- ------------- ------------- -------------
 REVENUES:

    Life and Annuities            $14,446,080  $  9,709,671  $  4,139,901
    Accident and Health             8,655,980     6,576,906     5,448,053
------------------------------- ------------- ------------- -------------
        Total                     $23,102,060   $16,286,577  $  9,587,954

INCOME (LOSS) FROM OPERATIONS BEFORE FEDERAL INCOME TAXES:

    Life and Annuities           $  1,051,618  $    417,888  $   (781,027)
    Accident and Health               284,008       323,343       108,213
------------------------------- ------------- ------------- -------------
        Total                    $  1,335,626  $    741,231  $   (672,814)

ASSETS:

    Life and Annuities            $76,384,118   $77,504,054   $41,334,707
    Accident and Health             3,878,590     6,751,207     3,205,155
------------------------------- ------------- ------------- -------------
        Total                     $80,262,708   $84,255,261   $44,539,862

DEPRECIATION AND AMORTIZATION EXPENSE:

    Life and Annuities           $  1,462,051   $ 1,315,897   $   620,071
    Accident and Health                94,693       123,662       118,739
------------------------------- ------------- ------------- -------------
        Total                    $ 1,556,744   $  1,439,559   $   738,810

The increase in income from operations before federal income taxes for Life and Annuities from a gain of $417,888 in 1995 to a gain of $1,051,618 in 1996 results from an approximate $1,100,000 increase in segment earnings before realized capital gains and a decrease of approximately $500,000 in realized capital gains. The $1,100,000 segment earnings improvement resulted primarily from successfully completing the integration of Integrity's operations during 1996 and certain nonrecurring costs in 1995, including $281,000 of Integrity assimilation/integration costs and $246,000 of variable investment portfolio management fees. The increase in income from operations before federal income taxes for Life and Annuities from a loss of $781,027 in 1994 to a gain of $417,888 in 1995 results primarily from an increase in realized gains and investment income allocable to this segment, partially offset by the nonrecurring items noted above.

The decrease in income from operations before federal income taxes for Accident and Health from $323,343 in 1995 to $284,008 in 1996 resulted primarily from a decrease in realized capital gains allocated to the segment of approximately $40,000. The increase in income from operations before federal income taxes for Accident and Health from $108,213 in 1994 to $323,343 in 1995 resulted principally from an increase in realized gains allocated to the segment and a reduction of maintenance expenses.

NOTE 11--REINSURANCE

The Company currently follows the general practice of reinsuring that portion of risk on the life of any individual which is in excess of $40,000 for individual policies (under yearly renewable term and coinsurance agreements) and $15,000 for group policies (under a group yearly renewable term agreement). To the extent that reinsuring companies are unable to meet obligations under reinsurance agreements, the Company would remain liable.

As discussed in Note 2, on September 22, 1995, Integrity entered into a coinsurance and assumption reinsurance agreement with Union Bankers covering Integrity's long term care and Medicare supplement business. Under the agreement, Union Bankers directly assumed these liabilities.

NOTE 12--CONTINGENCIES

In the normal course of business, the Company is party to a number of lawsuits. Management believes recorded claims liabilities are adequate to ensure these suits will be resolved without material financial impact to the Company.

NOTE 13--LEASE COMMITMENTS

The Company leases various equipment. Presented below is a schedule by year of future minimum rental payments required under those leases:

                               Year     Rental
                              ----- -----------
                               1997  $  43,693
                               1998     39,353
                               1999     25,754
                              ----- -----------
                              Total  $ 108,800
                              ----- -----------

The Company incurred rental expense of $59,783, $105,922 and $108,624 in 1996, 1995 and 1994, respectively.

NOTE 14--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 1996 and 1995, the fair value of available-for-sale fixed maturities was $47,040,591 and $46,917,198, respectively.

Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 1996 and 1995, the fair value of equity securities was $7,963,550 and $5,742,914, respectively.

Short-Term   Investments:   The  carrying   amount  of  short-term   investments
approximates their fair value. At December 31, 1996 and 1995, the fair value of short-term investments was $893,410 and $821,721, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 1996 and 1995, the fair value of cash and cash equivalents was $2,805,717 and $9,776,964, respectively.

Mortgage Loans: The carrying amount of mortgage loans approximates their fair value. At December 31, 1996 and 1995, the fair value of mortgage loans was $176,636 and $183,935, respectively.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 1996 and 1995, the fair value of policy loans was $2,852,670 and $2,720,396, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 1996 and 1995, the fair value of investment-type fixed annuity contracts was $9,490,085 and $9,457,887, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 1996 and 1995, the fair value of notes payable was $4,095,869 and $9,306,982, respectively.

NOTE 15--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. The Chairman provides investment portfolio management for the Company and Citizens Security, through SMC Advisors, Incorporated (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provide for total annual fixed fees of $30,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company and Citizens Security during each contract year. No incentive fees were earned for 1996 or 1994. An incentive fee of $245,578 was earned and paid for 1995. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year is not carried forward to the next contract year. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by its Chairman. Fees to the bank are based on assets held. In 1996 and 1995, such fees were $17,316 and $11,121, respectively. No such fees were paid during 1994. In addition, the Chairman guarantees certain debt of the Company for which he is compensated as described in Note 6.




       SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED
                                       PARTIES
                   CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                                At December 31, 1996

-------------------------------------------------------------------------------------
                COLUMN A                       COLUMN  B     COLUMN  C      COLUMN  D
----------------------------------------- -------------- ------------- --------------
                                                 Cost or                    Amount at
                                               Amortized               Which Shown in
Type of Investment                                  Cost    Fair Value  Balance Sheet
----------------------------------------- -------------- ------------- --------------
Available-for-sale:
    United States Government and government
    agencies and authorities                 $10,132,155  $  9,957,463   $  9,957,463
    Public utilities                           3,530,715     3,511,465      3,511,465
    Convertible bonds and bonds with
    warrants attached                          3,050,812     3,057,573      3,057,573
    All other corporate                       30,524,877    30,514,090     30,514,090
----------------------------------------- -------------- ------------- --------------
Total fixed maturities available-for-sale    $47,238,559   $47,040,591    $47,040,591
----------------------------------------- -------------- ------------- --------------

Equity securities available-for-sale 1:
    Non-redeemable preferred stocks         $  2,039,867  $  2,017,338   $  2,017,338
    Common stocks:
       Banks, trust and insurance companies      685,712       931,438        931,438
       Industrial, miscellaneous and all other 4,359,525     5,014,774      5,014,774
----------------------------------------- -------------- ------------- --------------
Total equity securities available-for-sale  $  7,085,104  $  7,963,550   $  7,963,550
----------------------------------------- -------------- ------------- --------------

Investment real estate                      $  3,938,806        ---      $  3,938,806
Mortgage loans on real estate                    176,636        ---           176,636
Policy loans                                   2,852,670        ---         2,852,670
Short-term investments                           893,410        ---           893,410
----------------------------------------- -------------- ------------- --------------
Total Investments                            $62,185,185        ---       $62,865,663
----------------------------------------- -------------- ------------- --------------

1Cost for equity securities is original purchase price, adjusted for declines in value believed to be other than temporary totaling $825,400.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CITIZENS FINANCIAL CORPORATION
                            Condensed Balance Sheet

December 31,                                                 1996           1995
------------------------------------------------- ---------------  -------------

ASSETS
  Cash and cash equivalents                          $   356,402    $   523,370
  Fixed maturities available-for-sale, at fair
  value (amortized cost of $731,429)                         ---        652,500
  Equity securities available-for-sale, at fair
  value (cost of $2,266,772 and $2,201,112 in 1996
  and 1995, respectively                               2,359,238      2,431,950
  Short-term investments                                 342,219            ---
  Investment in subsidiaries*                         16,225,196     17,984,581
  Current and deferred tax asset                         550,045        406,371
  Other assets                                            89,654        251,485
------------------------------------------------- --------------  -------------
Total Assets                                         $19,922,754    $22,250,257
------------------------------------------------- --------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Note payable to insurance subsidiary*              $   781,441    $ 3,498,798
  Note payable to bank                                 3,875,000      4,900,000
  Note payable to guarantor                              220,869        205,326
  Other liabilities                                      326,332        636,008
  Dividends payable - redeemable convertible
  preferred stock                                        101,750            ---
------------------------------------------------- --------------  -------------
Total Liabilities                                    $ 5,305,392    $ 9,240,132

Redeemable Convertible Preferred Stock               $ 4,043,907    $ 1,700,907

  Common stock                                       $ 1,275,724    $ 1,275,724
  Additional paid-in capital                           4,945,487      4,945,487
  Net unrealized appreciation of available-
  for-sale securities                                     61,027        100,260
  Equity in net unrealized investment gains
  of subsidiaries*                                       590,454      1,994,093
  Retained earnings                                    3,753,224      3,046,115
------------------------------------------------- --------------  -------------
                                                     $10,625,916    $11,361,679
  Less: 1,300 shares owned by wholly-owned
  subsidiary                                             (52,461)       (52,461)
------------------------------------------------- --------------  -------------
Total Stockholders' Equity                           $10,573,455    $11,309,218
------------------------------------------------- --------------  -------------
Total Liabilities and Stockholders' Equity           $19,922,754    $22,250,257
------------------------------------------------- --------------  -------------

This condensed financial statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Citizens Financial Corporation and Subsidiaries. Balances referenced with an asterisk (*) are eliminated in the Consolidated Financial Statements of Citizens Financial Corporation and Subsidiaries.

                         CITIZENS FINANCIAL CORPORATION
                          Condensed Statement of Income


Year ended December 31,                          1996          1995         1994
------------------------------------ ---------------- ------------- ------------

REVENUES (LOSSES)
   Net realized investment gains (losses) $   (89,158)    $ 174,642   $(216,879)
   Dividend from subsidiary*                  750,000       945,000     125,000
   Service fee from subsidiary*               891,527           ---         ---
   Interest and dividend income               144,660        32,517      51,946
------------------------------------ ---------------- ------------- ------------
Total Revenues (Losses)                     1,697,029     1,152,159     (39,933)

EXPENSES
   Administrative and general expenses        984,792       432,721     409,265
   Interest expense paid to subsidiary*       280,975       242,033     211,441
   Interest expense other                     497,454       175,107         ---
------------------------------------ ---------------- ------------- ------------
Total Expenses                              1,763,221       849,861     620,706


------------------------------------ ---------------- ------------- ------------
Income (loss) before income taxes and
equity in undistributed earnings              (66,192)      302,298    (660,639)
Income tax benefit                            149,697       194,000     202,020
------------------------------------ ---------------- ------------- ------------
Income (loss) before equity in
undistributed earnings of subsidiaries         83,505       496,298    (458,619)
Equity in undistributed earnings of
subsidiaries                                1,025,818       235,933      12,950
------------------------------------ ---------------- ------------- ------------
Net Income (Loss)                          $1,109,323      $732,231   $(445,669)
------------------------------------ ---------------- ------------- ------------


This condensed financial statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Citizens Financial Corporation and Subsidiaries. Balances referenced with an asterisk (*) are eliminated in the Consolidated Financial Statements of Citizens Financial Corporation and Subsidiaries.




       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                            CITIZENS FINANCIAL CORPORATION
                          Condensed Statement of Cash Flows


Year ended December 31,                              1996           1995         1994
------------------------------------------  -------------- ------------- ------------

Cash from operations                             $ 236,155  $    634,965 $   (297,928)

Cash flows from investing activities:
  Purchases of available-for-sale securities   (12,356,456)   (8,060,845)  (1,452,458)
  Sales of available-for-sale securities        12,979,830     6,452,213    3,319,096
  Redemption of affiliated preferred stock*      1,000,000           ---          ---
  Purchase of Integrity Life Insurance Company         ---    (7,098,801)         ---
  Change in short term investments, other         (342,219)      (44,775)    (256,170)
------------------------------------------  -------------- ------------- ------------
    Net cash provided by (used in) investing
    activities                                  1,281,155    (8,752,208)    1,610,468

Cash flow from financing activities:
  Issuance of redeemable convertible preferred
  stock                                         2,343,000     1,700,907          ---
  Note payable to bank                                ---     6,400,000          ---
  Note payable to guarantor                        15,543       205,326          ---
  Payments on note payable to bank             (1,025,000)   (1,500,000)         ---
  Change in loan from insurance subsidiary*    (2,717,357)    1,568,130    (1,197,457)
  Dividends paid on redeemable convertible
  preferred stock                                (300,464)          ---          ---
  Other                                              ---       (251,485)         ---
------------------------------------------  -------------- ------------- ------------
    Net cash provided by (used in) financing
    activities                                 (1,684,278)    8,122,878    (1,197,457)

------------------------------------------  -------------- ------------- ------------
Net increase in cash and cash equivalents        (166,968)        5,635       115,083
Cash and cash equivalents at beginning of year    523,370       517,735       402,652
------------------------------------------  -------------- ------------- ------------
Cash and cash equivalents at end of year      $   356,402  $   523,370  $    517,735
------------------------------------------  -------------- ------------- ------------

This condensed financial statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Citizens Financial Corporation and Subsidiaries. Balances referenced with an asterisk (*) are eliminated in the Consolidated Financial Statements of Citizens Financial Corporation and Subsidiaries.

                        CITIZENS FINANCIAL CORPORATION
                    Notes to Condensed Financial Statements



Note A - Basis of Presentation

      The Registrant's investment in the Insurance Subsidiaries is stated at the Insurance Subsidiaries' equity at the date of reorganization (cost for non-insurance subsidiaries) plus equity in undistributed earnings and net unrealized appreciation (depreciation) of securities since date of reorganization or organization if later.



Note B - Note Payable to Insurance Subsidiary

      The loan payable to insurance subsidiary is a $3,500,000 revolving credit facility maturing December 31, 2003. The loan pays interest at prime plus 2% and is collateralized by securities having a market value of $392,259 at December 31, 1996.





               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                         CITIZENS FINANCIAL CORPORATION
              For the Years Ended December 31, 1996, 1995 and 1994

     COLUMN A       COLUMN B     COLUMN C     COLUMN D    COLUMN E    COLUMN F     COLUMN G     COLUMN H    COLUMN I     COLUMN J
                                                                                                           Amortization
                                                                                                            of Deferred
                                                                                                             Policy
                                  Future                                                                   Acquisition
                                  Policy                              Premium                                 Costs
                    Deferred     Benefits                Other Policy  Income         Net                  and Present
                     Policy        and                   Claims and     and       Investment                Value of      Other
                   Acquisition Policyholder   Unearned    Benefits     Other       and Other  Benefits and  Acquired    Operating
     Segment          Costs      Deposits     Premiums    Payable   Considerations Income 1     Claims2     Business3     Costs4
------------------ ----------- ------------ ------------ ---------- ------------  ----------- ------------ ----------- ------------
Year Ended
December 31, 1996:
Life and Annuities  $3,667,503  $55,497,162    $   7,394 $  918,999  $ 9,490,351   $3,995,006 $  6,215,099  $1,291,149   $5,506,057
Accident and Health    124,436    1,934,980      176,219    505,699    8,457,272      192,494    5,812,338      11,082    2,489,940
------------------ ----------- ------------ ------------ ---------- ------------  ----------- ------------ ----------- ------------
                    $3,791,939  $57,432,142    $ 183,613 $1,424,698  $17,947,623   $4,187,500  $12,027,437  $1,302,231   $7,995,997
Year Ended
December 31, 1995:
Life and Annuities  $3,355,484  $55,440,728    $   8,108 $  874,424  $ 5,726,770   $2,569,722 $  3,731,622  $1,195,504   $4,199,127
Accident and Health    121,893    1,913,638      193,664    428,453    6,345,199      110,772    4,201,488       14,152   2,239,308
------------------ ----------- ------------ ------------ ---------- ------------  ----------- ------------ ----------- ------------
                    $3,477,377  $57,354,366     $201,772 $1,302,877  $12,071,969   $2,680,494 $  7,933,110  $1,209,656   $6,438,435
Year Ended
December 31, 1994:
Life and Annuities  $3,349,312  $28,759,042    $  10,633 $  286,526  $ 2,596,469   $1,921,978 $  2,591,210 $   503,561   $1,802,355
Accident and Health    122,400    1,432,125      193,845    274,447    5,365,109      103,288    3,334,434      13,509    2,162,973
------------------ ----------- ------------ ------------ ---------- ------------  ----------- ------------ ----------- ------------
                    $3,471,712  $30,191,167    $ 204,478 $  560,973  $ 7,961,578   $2,025,266 $  5,925,644 $   517,070   $3,965,328
------------------ ----------- ------------ ------------ ---------- ------------  ----------- ------------ ----------- ------------

1Net investment income is allocated based upon average policy reserves and deposits.
2Includes interest on policyholder deposits and dividends credited to participating policyholders.

                                                  1996        1995         1994
                                            ----------- ----------- ------------
3Amortization of deferred acquisition costs    $911,543    $790,140     $446,290
Amortization of present value of acquired       390,688     419,516       70,780
                                            ----------- ----------- ------------
                                             $1,302,231  $1,209,656     $517,070
                                            ----------- ----------- ------------
4Includes commissions, salaries and wages, general expense and depreciation expense.






                                              SCHEDULE IV - REINSURANCE
                                            CITIZENS FINANCIAL CORPORATION
                 COLUMN A                COLUMN B       COLUMN C        COLUMN D       COLUMN E       COLUMN F
--------------------------------------------------- --------------- ------------ --------------- ------------
                                                                                                 Percentage
                                                       Ceded to        Assumed                   of Amount
                                         Gross           other        from other      Net        Assumed to
                                         Amount        Companies      Companies     Amount       Net Amount
--------------------------------------------------- --------------- ------------ --------------- ------------

YEAR ENDED DECEMBER 31, 1996:
  Life insurance in force (1)          $712,581,000    $129,287,000                $583,294,000
--------------------------------------------------- --------------- ------------ --------------- ------------

  Premiums and other considerations:
     Life insurance                      10,287,617        (797,266)                  9,490,351
     Accident and Health insurance        8,522,934         (65,662)                  8,457,272
--------------------------------------------------- --------------- ------------ --------------- ------------
  Total premiums                       $ 18,810,551    $   (862,928)               $ 17,947,623
--------------------------------------------------- --------------- ------------ --------------- ------------


YEAR ENDED DECEMBER 31, 1995:
  Life insurance in force (1)          $769,471,000    $131,516,000                $637,955,000
--------------------------------------------------- --------------- ------------ --------------- ------------

  Premiums and other considerations:
     Life insurance                    $  6,435,749    $    708,979                $  5,726,770
     Accident and Health insurance        6,489,339         144,140                   6,345,199
--------------------------------------------------- --------------- ------------ --------------- ------------
  Total premiums                       $ 12,925,088    $    853,119                $ 12,071,969
--------------------------------------------------- --------------- ------------ --------------- ------------


YEAR ENDED DECEMBER 31, 1994:
  Life insurance in force (1)          $423,814,000    $151,209,000                $272,605,000
--------------------------------------------------- --------------- ------------ --------------- ------------

  Premiums and other considerations:
     Life insurance                    $  3,500,358    $    903,889                $  2,596,469
     Accident and Health insurance        5,486,832         121,723                   5,365,109
--------------------------------------------------- --------------- ------------ --------------- ------------
  Total premiums                       $  8,987,190    $  1,025,612                $  7,961,578
--------------------------------------------------- --------------- ------------ --------------- ------------

   (1)    Excludes FEGLI and SGLI

                  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants nor have there been any disagreements on accounting and financial disclosure requiring disclosure pursuant to the Instructions to this Item.


                                   PART III

                            ITEM 10.  DIRECTORS AND
                     EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers of the Company required by this Item is set forth under the captions "Election of Directors" and "Executive Officers of the Company" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 21, 1997, and such information is here incorporated by reference.


                       ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the caption "Executive Compensation" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 21, 1997, and such information is here incorporated by reference.


               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 21, 1997, and such information is here incorporated by reference.


                        ITEM 13.  CERTAIN RELATIONSHIPS
                           AND RELATED TRANSACTIONS

The information required by this Item is set forth under the captions "Certain Transactions" and "Certain Transactions Relating to Acquisition of Integrity Life Insurance Company" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 21, 1997, and such information is here incorporated by reference.

                                    PART IV

                    ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(a)Financial Statements and Financial Statement Schedules.

   The audited Consolidated Financial Statements of the Company and its subsidiaries, the Financial Statement Schedules, and the related Report of Independent Auditors listed in the Index to Financial Statements and Financial Statement Schedule appearing under Item 8 of this Form 10-K.

(b)Reports on Form 8-K.

   None.

(c)Exhibits.

   The exhibits listed in the Index to Exhibits appearing on page .

Pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of the Company's long term debt.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CITIZENS FINANCIAL CORPORATION

March 26, 1997                               By /s/ Darrell R. Wells
                                                --------------------
                                                Darrell R. Wells
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Darrell R. Wells          Director and President        March 26, 1997
--------------------------
Darrell R. Wells              (principal executive officer)


/s/ Brent L. Nemec            Vice President, Accounting,   March 26, 1997
--------------------------
Brent L. Nemec                Chief Financial Officer, and
                              Treasurer (principal financial
                              and accounting officer)


/s/ Lane A. Hersman           Director and Executive        March 26, 1997
--------------------------
Lane A. Hersman               Vice President



/s/ John H. Harralson, Jr.    Director                      March 26, 1997
--------------------------
John H. Harralson, Jr.


/s/ Frank T. Kiley            Director                      March 26, 1997
--------------------------
Frank T. Kiley


/s/ Charles A. Mays           Director                      March 26, 1997
--------------------------
Charles A. Mays


/s/ Earle V. Powell           Director                      March 26, 1997
--------------------------
Earle V. Powell


/s/ Thomas G. Ward            Director                      March 26, 1997
--------------------------
Thomas G. Ward


/s/ Margaret A. Wells         Director                      March 26, 1997
--------------------------
Margaret A. Wells

                               INDEX TO EXHIBITS

                                 (Item 14(c))

The documents listed in the following table are filed as Exhibits in response to
Item 14(c). Exhibits listed that are not filed herewith are incorporated herein by reference.


   Exhibit                                                        Sequential
     No.                        Description                         Page No.
-------------- ----------------------------------------------  -----------------
   2.1 Stock Purchase Agreement dated March 24, 1995 between Southwestern Life Corporation and the Company (Exhibit B omitted)(filed as Exhibit
               2.1 to the Company's Form 8-K dated September
               22, 1995)

   2.2 Amendment to Stock Purchase Agreement dated September 22, 1995 between Southwestern Life Corporation and the Company (Exhibits omitted) (filed as Exhibit 2.2 to the Company's Form 8-K dated September 22, 1995)

   3.1 Articles of Incorporation of the Company dated September 11, 1990 as amended December 14, 1995 and June 5, 1996) (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30,
               1996)

   3.2         Bylaws of the Company adopted September 12, 1990
               as amended March 25, 1994 (filed as Exhibit 3.2
               to the  Company's  Form 10-K dated March 28, 1996)

   4 Provisions of Articles of Incorporation of the Company Defining the Rights of Holders of Class A
               Stock (filed as Exhibit 4 to the Company's Form 10
               Registration Statement)

  10.1 Investment Management Agreements dated July 1, 1994 between Citizens Security and the Company and SMC Advisors, Incorporated (filed as Exhibit 10.1 to the Company's Form 10-K dated March 29, 1995)

  10.2 Resolution of Board of Directors of the Company adopted February 4, 1992 granting stock options to Lane A. Hersman (filed as Exhibit 10.2 to the
               Company's Form 10 Registration Statement)

  10.6 Quota Share Coinsurance and Assumption Reinsurance Agreement dated September 21, 1995 between Integrity Life Insurance Company and Union Bankers Insurance Company (Exhibits omitted) (filed as Exhibit 10.6 to the Company's Form 8-K dated September 22, 1995)

   Exhibit                                                       Sequential
     No.                         Description                       Page No.
-------------- ---------------------------------------------- -----------------
   10.8        Guarantor's Compensation Agreement dated as of
               September 22, 1995 between the Company and
               Darrell R. Wells (including Exhibit C, form of Guaranty Note)(Other exhibits omitted)
               (filed as Exhibit 10.8 to the Company's Form
               8-K dated Septem ber 22, 1995)

   10.8A       First Amendment to Guarantor's Compensation
               Agreement dated September 21, 1996 between the Company and Darrell R. Wells (filed as
               Exhibit 10.8A to the Company's Form 10-Q for the quarter ended September 30, 1996)

   10.9        Form of Employment Agreement with Certain
               Executives of the Company and Schedule of Data (filed as Exhibit 10.9 to the
               Company's Form 10-K dated March 28, 1996)

   11          Statement Re: Computation of Per Share Earnings          56
                    (filed herewith)

   21.1        Subsidiaries of the Registrant (filed herewith)          57


   27          Financial Data Schedule (electronic filing only)


The Company agrees to furnish supplementally to the Commission upon request a copy of the omitted schedules to Exhibits Nos. 2.1 and 2.2 as contemplated by Rule 601(b)(2). The Company further agrees to furnish to the Commission on request a copy of instruments defining the rights of holders of long-term debt required to be filed by Rule 601(b)(4) but for the exception in Rule 601(b)(4)(iii).

                                  EXHIBIT 11

                    Re: Computation of per Share Earnings



Year Ended December 31,                          1996          1995        1994
------------------------------------------------------  ------------ -----------

PRIMARY EARNINGS PER COMMON SHARE:
   Net income                               $1,109,323   $  732,231  $ (445,669)
   Convertible preferred stock dividends       402,214          ---         ---
------------------------------------------------------ ------------ -----------
   Net Income applicable to common stock    $  707,109   $  732,231  $ (445,669)
   Average common shares outstanding         1,075,615    1,075,615   1,078,369
------------------------------------------------------ ------------ -----------
   Primary earnings per common share        $     0.66   $     0.67  $    (0.41)
------------------------------------------------------ ------------ -----------


FULLY DILUTED EARNINGS PER COMMON SHARE:
   Net income                               $1,109,323   $  732,231  $ (445,669)
   Average number of shares for computation
   of fully diluted
   earnings per common share                 1,793,148    1,089,379   1,078,369
------------------------------------------------------- ------------ -----------
   Fully diluted earnings per common share  $     0.62   $     0.67  $    (0.41)
------------------------------------------ ------------ ------------ -----------

                                 EXHIBIT 21.1

                        Subsidiaries of the Registrant


                        Citizens Financial Corporation
                            (Kentucky corporation)



                100%                                        100%
                ------------------------------------------------



       Citizens Security Life                          Citizens Financial
         Insurance Company                               Properties, Inc.
       (Kentucky corporation)                         (Kentucky corporation)









Citizens Financial Properties, Inc. is presently inactive and has no material assets or liabilities.