Form 10QSB
period 1997-03-31
CITIZENS FINANCIAL CORP /KY/
filed 1997-05-15
CIK 887136

-------------------------------------------------------------------------------


                                          FORM 10-QSB

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to_______________

                                Commission File Number 0-20148

                                 CITIZENS FINANCIAL CORPORATION
               (Exact name of small buisness issuer as specified in its charter)

                               Kentucky                      61-1187135
                      (State of Incorporation)          (I.R.S. Employer
                               Identification No.)

     The Marketplace, Suite 300, 12910 Shelbyville Road, Louisville, Kentucky 40243 (Address of principal executive offices)

                                         502/244-2420
                                  (Issuer's telephone number)

     -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                             APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,075,615 as of May 14, 1997.


Transitional Small Business Disclosure Format (Check one):    Yes       No  X


                   This Report consists of 11  consecutively  numbered pages. An index to the Exhibits to this Report appears on page 10.

                       The date of this Report is May 14, 1997.
--------------------------------------------------------------------------------

Part I. - Financial Information;
 Item 1. - Financial Statements

                        Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statements of Operations
                                          (Unaudited)



Three Months Ended March 31                                                1997            1996
-------------------------------------------------------------- ---------------- ---------------
Revenues:
   Premiums and other considerations                                 $4,798,657      $4,736,460
   Premiums ceded                                                     (219,510)        (233,316)
-------------------------------------------------------------- ---------------- ---------------
     Net premiums earned                                              4,579,147       4,503,144
   Net investment income                                              1,023,819       1,024,313
   Net realized investment gains                                        146,681         591,100
   Other income                                                           1,152           4,193
-------------------------------------------------------------- ---------------- ---------------
Total Revenues                                                        5,750,799       6,122,750
Benefits and Expenses:
   Policyholder benefits                                              3,121,572       2,490,467
   Policyholder benefits ceded                                        (353,426)         (95,155)
-------------------------------------------------------------- ---------------- ---------------
     Net benefits                                                     2,768,146       2,395,312
   Increase in net benefit reserves                                     221,403         343,053
   Interest credited on policyholder deposits                           219,549         267,123
   Commissions                                                          938,977       1,025,944
   General expenses                                                   1,039,935         919,889
   Interest expense                                                     106,964         258,764
   Policy acquisition costs deferred                                  (310,876)        (169,433)
   Amortization of deferred policy acquisition costs
        and value of insurance acquired                                 431,118         387,230
-------------------------------------------------------------- ---------------- ---------------
Total Benefits and Expenses                                           5,415,216       5,427,882
Income  before Federal Income Tax                                       335,583         694,868
Federal Income Tax Expense                                               57,700         125,000
-------------------------------------------------------------- ---------------- ---------------
Net Income                                                              277,883         569,868
Dividends on Redeemable Convertible Preferred Stock                     101,750          89,393
-------------------------------------------------------------- ---------------- ---------------
Net Income Applicable to Common Stock                                $  176,133       $ 480,475
-------------------------------------------------------------- ---------------- ---------------
Net Income Per Common Share:
   Primary                                                        $        0.16    $       0.45
   Fully diluted                                                  $        0.15    $       0.37
-------------------------------------------------------------- ---------------- ---------------


See Notes to Consolidated Financial Statements.

                        Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Financial Condition
                                          (Unaudited)


                                                                    March 31,       December 31,
                                                                         1997               1996
------------------------------------------------------------- --------------- ------------------
ASSETS
Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $47,196,643
        and $47,238,559 in 1997 and 1996, respectively)           $46,245,142        $47,040,591
      Equity securities  (cost of $10,091,215
        and $7,085,104 in 1997 and 1996, respectively)             10,378,264          7,963,550
   Investment real estate                                           3,942,569          3,938,806
   Mortgage loans on real estate                                      175,173            176,636
   Policy loans                                                     2,865,927          2,852,670
   Short-term investments                                             513,439            893,410
------------------------------------------------------------- --------------- ------------------
Total Investments                                                  64,120,514         62,865,663


Cash and cash equivalents                                           2,586,383          2,805,717
Accrued investment income                                             739,715            772,689
Reinsurance recoverable:
   Paid benefits and losses                                           233,112            231,648
   Unpaid benefits, losses and IBNR                                 1,403,519          1,579,926
Premiums receivable                                                   453,676            491,330
Property and equipment                                              1,249,290          1,265,948
Deferred policy acquisition costs                                   3,877,317          3,791,939
Value of insurance acquired                                         4,916,841          5,081,865
Goodwill                                                              120,535            125,766
Other assets                                                          354,881            502,204
Deferred federal income tax                                         1,219,813            748,013
------------------------------------------------------------- --------------- ------------------
Total Assets                                                      $81,275,596        $80,262,708
------------------------------------------------------------- --------------- ------------------

See Notes to Consolidated Financial Statements.

                       Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Financial Condition
                                         (Unaudited)

                                                                    March 31,       December 31,
                                                                         1997               1996
------------------------------------------------------------- --------------- ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Policy liabilities:
   Future policy benefits                                         $41,541,190        $41,501,871
   Policyholder deposits                                           15,763,395         15,930,271
   Policy and contract claims                                       1,259,924          1,210,393
   Unearned premiums                                                  172,019            183,613
   Other                                                              259,715            214,305
------------------------------------------------------------- --------------- ------------------
Total Policy Liabilities                                           58,996,243         59,040,453

Notes payable                                                       4,104,344          4,095,869
Brokerage account loans                                             2,081,580                ---
Accrued expenses and other liabilities                              1,789,023          1,982,024
Federal income tax payable                                            366,000            527,000
------------------------------------------------------------- --------------- ------------------
Total Liabilities                                                  67,337,190         65,645,346

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
     370 shares issued and outstanding                              4,043,907          4,043,907

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
        1,275,724 shares issued and outstanding                     1,275,724          1,275,724
   Additional paid-in capital                                       5,198,250          5,198,250
   Unrealized appreciation of investments                            (426,309)           428,780
   Retained earnings                                                4,409,136          4,233,003
   Common stock held in treasury - at cost (200,109 shares)          (562,302)          (562,302)
------------------------------------------------------------- --------------- ------------------
Total Shareholders' Equity                                          9,894,499         10,573,455
------------------------------------------------------------- --------------- ------------------
Total Liabilities and Shareholders' Equity                        $81,275,596        $80,262,708
------------------------------------------------------------- --------------- ------------------

See Notes to Consolidated Financial Statements.

                        Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statement of Cash Flows
                                          (Unaudited)

Three Months Ended March 31                                                 1997          1996
Cash Flows from Operations:
Net income                                                           $   277,883  $    569,868
Adjustments to reconcile net income to net cash flows from operations:
  Increase in benefit reserves                                            27,725       387,437
  Increase (decrease) in claims liabilities                               49,531      (254,913)
  (Increase) decrease in reinsurance recoverable:
    Paid benefits                                                        (1,464)       (19,949)
    Unpaid benefits                                                      176,407       (53,340)
  Interest credited on policyholder deposits                             221,710       267,123
  Provision for amortization and depreciation, net of deferrals          181,830       216,805
  Amortization of premium and accretion of discount
      on securities purchased, net                                       (6,399)        (2,504)
  Net realized investment (gains)                                      (146,681)      (604,754)
  Decrease (increase) in accrued investment income                        32,974       (72,064)
  Change in other assets and other liabilities                             3,791      (710,256)
  Deferred federal income taxes                                         (31,300)        90,000
  Federal income taxes payable                                         (161,000)         5,000
Net Cash Flows provided by (Used In) Operations                          625,007     (181,547)

Cash Flows from Investment Activities:
Cost of securities and mortgage loans acquired                       (7,114,394)   (17,126,566)
Investments sold or matured                                            4,268,487    12,527,285
Short-term investments sold (acquired), net                              379,971      (352,111)
Additions to property and equipment, net                                (43,452)       (19,245)
Other investing activities, net                                           65,328       (88,435)
Net Cash (Used In) Investment Activities                             (2,444,060)   (5,059,072)

Cash Flows from Financing Activities:
Issuance of redeemable convertible preferred stock                           ---     2,343,000
Policyholder deposits                                                    166,589       200,097
Policyholder withdrawals                                               (555,175)      (475,312)
Net proceeds from brokerage account loans                              2,081,580           ---
Notes payable and accrued interest - Guarantor                             8,475           ---
Payments on notes payable                                                    ---      (120,101)
Dividends on nonredeemable convertible preferred stock                 (101,750)           ---
Other                                                                        ---        61,796
Net Cash Flows provided by Financing Activities                        1,599,719     2,009,480
Net (Decrease) in Cash and Cash Equivalents                            (219,334)   (3,231,139)
Cash and Cash Equivalents at Beginning of  Period                      2,805,717     9,776,964
Cash and Cash Equivalents at End of Period                           $ 2,586,383   $ 6,545,825
----------------------------------------------------------------------------------------------

  See Notes to Consolidated Financial Statements.

                        CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 1996 consolidated financial statements and footnotes included in the Company's annual report on Form 10-K.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options is excluded. The Company believes that Statement 128 will have no impact on its primary and fully diluted earnings per share calculations.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                      FINANCIAL POSITION

Fixed maturities decreased $41,916, based on amortized cost, during the first three months of 1997. Equity securities increased $3,006,111 and $2,414,714 on a cost and market value basis, respectively, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities decreased $1,344,930 during the three months ended March 31, 1997.



                                          OPERATIONS

An analysis of segment results (before federal income taxes) for the three months ended March 31, 1997 and 1996, is shown below.

                                                    Three months ended March 31,
                              Segment Income (Loss) before
                                 Realized Investment Gains       Segment Income

                                 1997           1996         1997          1996
                             -------------- -------------- -----------  --------
    Life and Annuity         $ (56,052)     $(125,692)    $  84,995     $447,675
    Accident and Health        244,954        229,460       250,588      247,193
                             ----------     ------------  ----------    --------
                             $188,902       $ 103,768     $335,583      $694,868
                             =========      ===========   =========     ========


The improvement in Life and Annuity segment results (before realized investment gains) is principally attributable to additional margins generated by improving persistency of the Integrity National Life Insurance Company ("Integrity") business which was acquired in late 1995. The improvement in the Accident and Health segment is attributable to several Dental profitability initiatives, including product redesign, renewal underwriting enhancements, and improved claims administration procedures. These additional Accident and Health margins have been partially offset by moderate increases in administrative costs associated with a 10.5% increase in premium volume.

Total premiums and other considerations increased 1.7% during the first three months of 1997 compared to the same period in 1996. The increase is primarily attributable to a 10.5% increase in the Company's Accident and Health premiums offset by a 5.2% decrease in Life and Annuity premiums. The Accident and Health increase is due primarily to growth in sales of the Company's Dental products. The Life and Annuity premium decline resulted primarily from two key state insurance licenses not being retained after the Integrity merger and some disruption of sales momentum during the first year of the Integrity merger.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                                    CASH FLOW AND LIQUIDITY


Cash flow from operations increased $806,554 for the three months ended March 31, 1997 compared to the same period in the prior year. This increase was principally attributable to nonrecurring payments during the first quarter of 1996 for integration costs, bonuses, agent awards and other expenses associated with the Integrity acquisition, which were accrued as of December 31, 1995.

The $2,444,060 of cash used in investing activities resulted primarily from the Company's investment of brokerage account advances into fixed maturities and stocks.

The cash provided by financing activities during the first three months of 1997 is primarily attributable to advances received from a brokerage account, while cash provided by financing activities during the first three months of 1996 is primarily attributable to the sale of Redeemable Convertible Preferred Stock.

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





                                     CITIZENS FINANCIAL CORPORATION



                               BY:   ___________________________________________
                                     Darrell R. Wells
                                     President and Chief Executive Officer


                               BY:   ___________________________________________
                                     Brent L. Nemec
                                     Treasurer and Principal Accounting Officer
Date:  May 14, 1997

                                        EXHIBIT INDEX


      Exhibit No.                Description                            Page No.


         11       Statement re computation of per share earnings           11

         27       Financial Data Schedule                       (electronic
                                                                 filing only)

                                          EXHIBIT 11
                              COMPUTATION OF PER SHARE EARNINGS


                                                         Three Months Ended
                                                               March 30,
                                                           1997         1996
                                                     (In thousands, except share
                                                         And per share data)

Primary earnings per common share:
       Net income                                     $    277,883   $ 569,868
       Convertible preferred stock dividends               101,750      89,393
                                                      ------------   ---------
       Income applicable to common stock              $    176,133   $ 480,475
       Average common shares outstanding                 1,075,615   1,075,615
                                                      ============   =========
       Primary earnings per common share              $       0.16   $     .45
                                                      =========================

Fully diluted earnings per common share:
       Net income                                     $    277,883   $ 525,172
                                                      ============   =========
       Average number of shares for computation
         of fully diluted earnings per common share      1,815,615   1,401,142
                                                      ============   =========
       Fully diluted earnings per common share        $       0.15   $     .37
                                                      ========================