Form 10QSB
period 1997-06-30
CITIZENS FINANCIAL CORP /KY/
filed 1997-08-14
CIK 887136

------------------------------------------------------------------------------



                                  FORM 10-QSB

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 (Mark One) |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _______________ to_______________

                        Commission File Number 0-20148

                         CITIZENS FINANCIAL CORPORATION
       (Exact name of small business issuer as specified in its charter)

                       Kentucky                      61-1187135
              (State of Incorporation)          (I.R.S. Employer
                                             Identification No.)

The Marketplace, Suite 300, 12910 Shelbyville Road, Louisville, Kentucky  40243
                   (Address of principal executive offices)

                                 502/244-2420
                          (Issuer's telephone number)

     _________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,075,615 as of August 12, 1997.


Transitional Small Business Disclosure Format (Check one):    Yes       No  X


           This Report consists of 12 consecutively numbered pages. An index to the Exhibits to this Report appears on page 11.

                 The date of this Report is August 14, 1997.
   -----------------------------------------------------------------------------



                                      1
Part I. - Financial Information;
 Item 1. - Financial Statements

                Citizens Financial Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


Six Months Ended June 30                                      1997         1996
---------------------------------------------------- ------------- ------------
Revenues:
  Premiums and other considerations                     $9,546,444   $9,446,021
  Premiums ceded                                         (553,738)     (473,427)
---------------------------------------------------- ------------- ------------
    Net premiums earned                                  8,992,706    8,972,594
  Net investment income                                  1,944,870    2,092,137
  Net realized investment gains                            325,248      937,344
  Other income                                               7,295       18,054
---------------------------------------------------- ------------- ------------
Total Revenues                                          11,270,119   12,020,129
Benefits and Expenses:
  Policyholder benefits                                  5,827,794    5,573,167
  Policyholder benefits ceded                            (517,532)     (279,096)
---------------------------------------------------- ------------- ------------
    Net benefits                                         5,310,262    5,294,071
  Increase in net benefit reserves                         462,103      316,443
  Interest credited on policyholder deposits               453,037      500,108
  Commissions                                            1,883,032    2,046,939
  General expenses                                       2,148,963    2,122,011
  Interest expense                                         219,486      406,091
  Policy acquisition costs deferred                      (629,608)     (576,229)
  Amortization of deferred policy acquisition costs
        and value of insurance acquired                    728,110      743,634
---------------------------------------------------- ------------- ------------
Total Benefits and Expenses                             10,575,385   10,853,068
Income  before Federal Income Tax                          694,734    1,167,061
Federal Income Tax Expense                                 120,000      199,000
---------------------------------------------------- ------------- ------------
Net Income                                                 574,734      968,061
Dividends on Redeemable Convertible Preferred Stock        203,500      191,143
---------------------------------------------------- ------------- ------------
Net Income Applicable to Common Stock                    $ 371,234    $ 776,918
---------------------------------------------------- ------------- ------------
Net Income Per Common Share:
  Primary                                            $        0.35 $       0.72
  Fully diluted                                      $        0.32 $       0.55
---------------------------------------------------- ------------- ------------

See Notes to Consolidated Financial Statements.

Part I. - Financial Information;
 Item 1. - Financial Statements

                Citizens Financial Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



Three Months Ended June 30                                    1997         1996
---------------------------------------------------- ------------- ------------
Revenues:
  Premiums and other considerations                     $4,747,787   $4,709,561
  Premiums ceded                                         (334,228)     (240,111)
---------------------------------------------------- ------------- ------------
    Net premiums earned                                  4,413,559    4,469,450
  Net investment income                                    921,051    1,067,824
  Net realized investment gains                            178,567      346,244
  Other income                                               6,143         13,861
---------------------------------------------------- ------------- ------------
Total Revenues                                           5,519,320    5,897,379
Benefits and Expenses:
  Policyholder benefits                                  2,706,222    3,082,700
  Policyholder benefits ceded                            (164,106)      (183,941)
---------------------------------------------------- ------------- ------------
    Net benefits                                         2,542,116    2,898,759
  Increase (decrease) in net benefit reserves              240,700      (26,610)
  Interest credited on policyholder deposits               233,488      232,985
  Commissions                                              944,055    1,006,182
  General expenses                                       1,109,028    1,088,579
  Interest expense                                         112,522      201,288
  Policy acquisition costs deferred                      (308,732)     (317,021)
  Amortization of deferred policy acquisition costs
        and value of insurance acquired                    286,992      341,024
---------------------------------------------------- ------------- ------------
Total Benefits and Expenses                              5,160,169    5,425,186
Income  before Federal Income Tax                          359,151      472,193
Federal Income Tax Expense                                  62,300       74,000
---------------------------------------------------- ------------- ------------
Net Income                                                 296,851      398,193
Dividends on Redeemable Convertible Preferred Stock        101,750      101,750
---------------------------------------------------- ------------- ------------
Net Income Applicable to Common Stock                    $ 195,101    $ 296,443
---------------------------------------------------- ------------- ------------
Net Income Per Common Share:
  Primary                                            $        0.18 $       0.28
  Fully diluted                                      $        0.16 $       0.22
---------------------------------------------------- ------------- ------------

See Notes to Consolidated Financial Statements.




Item 1. (Continued)
                Citizens Financial Corporation and Subsidiaries
           Condensed Consolidated Statements of Financial Condition
                                  (Unaudited)


                                                        June 30,    December 31,
                                                            1997            1996
--------------------------------------------------- ------------ ---------------
ASSETS

Investments:
  Securities available for sale, at fair value:
     Fixed maturities (amortized cost of $46,718,820
        and $47,238,559 in 1997 and 1996, respectivel$46,577,502     $47,040,591
     Equity securities  (cost of $11,620,027
        and $7,085,104 in 1997 and 1996, respectively)13,788,105       7,963,550
  Investment real estate                               3,939,675       3,938,806
  Mortgage loans on real estate                          173,673         176,636
  Policy loans                                         2,874,910       2,852,670
  Short-term investments                                 661,191         893,410
--------------------------------------------------- ------------ ---------------
Total Investments                                     68,015,056      62,865,663


Cash and cash equivalents                              1,012,607       2,805,717
Accrued investment income                                788,390         772,689
Reinsurance recoverable:
  Paid benefits and losses                                93,421         231,648
  Unpaid benefits, losses and IBNR                     1,498,888       1,579,926
Premiums receivable                                      426,806         491,330
Property and equipment                                    1,344,829    1,265,948
Deferred policy acquisition costs                      3,899,450       3,791,939
Value of insurance acquired                            4,811,411       5,081,865
Goodwill                                                 115,295         125,766
Other assets                                             333,783         502,204
Deferred federal income tax                              375,311         748,013
--------------------------------------------------- ------------ ---------------
Total Assets                                         $82,715,247     $80,262,708
--------------------------------------------------- ------------ ---------------

See Notes to Consolidated Financial Statements.

Item 1. (Continued)
               Citizens Financial Corporation and Subsidiaries
           Condensed Consolidated Statements of Financial Condition
                                 (Unaudited)


                                                        June 30,    December 31,
                                                         1997            1996
--------------------------------------------------- ------------ ---------------
LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities
Policy liabilities:
  Future policy benefits                             $41,836,549     $41,501,871
  Policyholder deposits                               15,645,419      15,930,271
  Policy and contract claims                           1,141,807       1,210,393
  Unearned premiums                                      171,718         183,613
  Other                                                  258,694         214,305
--------------------------------------------------- ------------ ---------------
Total Policy Liabilities                              59,054,187      59,040,453

Notes payable                                          3,660,000       4,095,869
Brokerage account loans                                1,903,191             ---
Accrued expenses and other liabilities                 1,965,851       1,982,024
Federal income tax payable                               286,000         527,000
--------------------------------------------------- ------------ ---------------
Total Liabilities                                     66,869,229      65,645,346

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
     370 shares issued and outstanding                 4,043,907       4,043,907

Shareholders Equity:
  Common stock, 6,000,000 shares authorized;
        1,275,724 shares issued and outstanding        1,275,724      1,275,724
  Additional paid-in capital                           5,198,250      5,198,250
  Unrealized appreciation of investments               1,286,202        428,780
  Retained earnings                                    4,604,237      4,233,003
  Common stock held in treasury - at cost (200,109 share(562,302)      (562,302)
--------------------------------------------------- ------------ ---------------
Total Shareholders Equity                             11,802,111     10,573,455
--------------------------------------------------- ------------ ---------------
Total Liabilities and Shareholders Equity            $82,715,247     $80,262,708
--------------------------------------------------- ------------ ---------------

See Notes to Consolidated Financial Statements.



Item 1. (Continued)
                Citizens Financial Corporation and Subsidiaries
                Condensed Consolidated Statement of Cash Flows

                                  (Unaudited)


Six Months Ended June 30                                      1997        1996

Cash Flows from Operations:
Net income                                             $   574,734  $  968,061
Adjustments to reconcile net income to net cash
flows from operations:
  Increase in benefit reserves                             325,254     431,550
  Increase (decrease) in claims liabilities               (68,586)       4,228
  (Increase) decrease in reinsurance recoverable:
   Paid benefits                                           138,227     (13,593)
   Unpaid benefits                                          81,038    (169,138)
  Interest credited on policyholder deposits               453,037      500,108
  Provision for amortization and depreciation,
     net of deferrals                                      222,882      282,669
  Amortization of premium and accretion of discount
      on securities purchased, net                        (14,229)      (3,025)
  Net realized investment (gains)                        (325,248)    (937,344)
  (Increase) in accrued investment income                 (15,701)    (182,083)
  Change in other assets and other liabilities             207,699  (1,141,505)
  Deferred federal income taxes                           (69,000)     138,000
  Federal income taxes payable                           (241,000)    (19,000)
Net Cash Flows provided by (Used In) Operations          1,269,107   (141,072)

Cash Flows from Investment Activities:
Cost of securities and mortgage loans acquired        (11,082,763) (25,918,550)
Investments sold or matured                              7,398,013  18,006,920
Short-term investments sold (acquired), net                232,219     (20,840)
Additions to property and equipment, net                 (192,448)     (28,442)
Other investing activities, net                             59,300    (145,722)
Net Cash (Used In) Investment Activities               (3,585,679)  (8,106,634)

Cash Flows from Financing Activities:
Issuance of redeemable convertible preferred stock             ---   2,343,000
Policyholder deposits                                      370,907     447,418
Policyholder withdrawals                               (1,111,267)    (901,629)
Net proceeds from brokerage account loans                1,903,191         ---
Notes payable and accrued interest - Guarantor           (220,869)         ---
Payments on notes payable                                (215,000)    (188,809)
Dividends on nonredeemable convertible preferred stock   (203,500)     (96,964)
Other                                                          ---     120,236
Net Cash Flows provided by Financing Activities            523,462   1,723,252
Net (Decrease) in Cash and Cash Equivalents            (1,793,110) (6,524,454)
Cash and Cash Equivalents at Beginning of  Period        2,805,717   9,776,964
Cash and Cash Equivalents at End of Period             $ 1,012,607 $ 3,252,510
------------------------------------------------------------------------------

  See Notes to Consolidated Financial Statements.

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























     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              FINANCIAL POSITION

     Fixed maturities decreased $519,739, based on amortized cost, during the first six months of 1997. Equity securities increased $4,534,923 and $5,824,555 on a cost and market value basis, respectively, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities increased $1,346,282 during the six months ended June 30, 1997.



                                  OPERATIONS

     An analysis of segment results (before federal income taxes) for the six months and three months ended June 30, 1997 and 1996, is shown below.

                                  Six months ended June 30,
                           Segment Income (Loss) before
                           Realized Investment Gains  Segment Income

                           1997         1996       1997         1996
   Life and Annuity      $ 18,018    $ (15,712)  $330,853   $  893,512
   Accident and Health    351,476      245,429    363,881      273,549
                         $351,476    $ 229,717   $694,734   $1,167,061



                                 Three months ended June 30,
                            Segment Income before
                          Realized Investment Gains   Segment Income

                             1997       1996        1997       1996
   Life and Annuity     $  74,062   $ 109,980   $245,858    $ 445,837
   Accident and Health    106,522      15,969    113,293       26,356
                        $180,584    $ 125,949   $359,151    $ 472,193


     The improvement in Life and Annuity segment results (before realized investment gains) for the six months ended June 30, 1997 is principally attributable to additional margins generated by improving sales and persistency of the Integrity National Life Insurance Company (Integrity) business which was acquired in late 1995. The improvement in the Accident and Health segment is attributable to several Dental profitability initiatives, including product redesign, renewal underwriting enhancements, and improved claims administration procedures. These additional Accident and Health margins have been partially offset by moderate increases in administrative costs associated with a 9.9% increase in premium volume.

     Total premiums and other considerations increased .2% during the first six months of 1997 compared to the same period in 1996. The increase is primarily attributable to a 9.9% increase in the Companys Accident and Health premiums offset by a 7.5% decrease in Life and Annuity premiums. The Accident and Health increase is due primarily to growth in sales of the Companys Dental products. The Life and Annuity premium decline resulted primarily from two key state insurance licenses not being retained after the Integrity merger and some disruption of sales momentum during the first year of the Integrity merger.



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                            CASH FLOW AND LIQUIDITY


     Cash flow from operations increased $1,269,107 for the six months ended June 30, 1997 compared to a decrease of $141,072 for the same period in the prior year. This increase was principally attributable to nonrecurring payments during the first half of 1996 for integration costs, bonuses, agent awards and other expenses associated with the Integrity acquisition, which were accrued as of December 31, 1995.

     The $3,585,679 of cash used in investing activities resulted primarily from the Company's investment of brokerage account advances into fixed maturities and stocks.

     The cash provided by financing activities during the first six months of 1997 is primarily attributable to advances received from a brokerage account, while cash provided by financing activities during the first six months of 1996 is primarily attributable to the issuance of Redeemable Convertible Preferred Stock.





































PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

     The 1997 annual meeting of shareholders of the Company was held on May 21, 1997. At the meeting, eight incumbent directors were re-elected to serve until the 1998 annual meeting of shareholders.

     The names of the incumbent directors and the shares of the Companys Class A Stock were voted as follows:

Candidate                For       Withheld
John H. Harralson, Jr.  578,258       3,131
Lane A. Hersman         578,258       3,131
Frank T. Kiley          578,258       3,131
Charles A. Mays         576,258       5,131
Earle V. Powell         577,621       3,768
Thomas G. Ward          577,858       3,531
Darrell R. Wells        578,158       3,231
Margaret A. Wells       578,258       3,131


   Item 6.  Exhibits and Reports on Form 8-K.

            a.    Exhibit 11. Statement re computation of per share earnings
                  Exhibit 27. Financial Data Schedule

            b.    None



                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CITIZENS FINANCIAL CORPORATION


                         BY:/s/___________________________________________
                               Darrell R. Wells
                               President and Chief Executive Officer


                         BY:/s/___________________________________________
                               Brent L. Nemec
                               Treasurer and Principal Accounting Officer
Date: August 14, 1997

                                EXHIBIT INDEX


     Exhibit No.                  Description                     Page No.


        11           Statement re computation of per share earnings  12

        27           Financial Data Schedule            (electronic filing only)


                                  EXHIBIT 11
                      COMPUTATION OF PER SHARE EARNINGS


                                                            Six Months Ended
                                                                June 30,
                                                            1997      1996

Primary earnings per common share:
      Net income                                      $    574,734   $ 968,061
      Convertible preferred stock dividends                 203,50     191,143
      Income applicable to common stock               $    371,234   $ 776,918
      Average common shares outstanding                  1,075,615   1,075,615
      Primary earnings per common share               $          0  $     0.72

Fully diluted earnings per common share:
      Net income                                      $    574,734   $ 968,061
      Average number of shares for computation
        of fully diluted earnings per common share       1,815,615   1,770,681
      Fully diluted earnings per common share         $          0  $     0.55





                                                          Three Months Ended
                                                               June 30,
                                                            1997      1996

Primary earnings per common share:
      Net income                                      $    296,851  $ 398,193
      Convertible preferred stock dividends                 101,75    101,750
      Income applicable to common stock               $    195,101  $ 296,442
      Average common shares outstanding                  1,075,615  1,075,615
      Primary earnings per common share               $          0  $    0.28

Fully diluted earnings per common share:
      Net income                                      $    296,851  $ 398,193
      Average number of shares for computation
        of fully diluted earnings per common share       1,815,615  1,815,615
      Fully diluted earnings per common share         $          0  $    0.22







