Form 10QSB
period 1997-09-30
CITIZENS FINANCIAL CORP /KY/
filed 1997-11-14
CIK 887136

--------------------------------------------------------------------------------


                                          FORM 10-QSB

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 (Mark One) |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from _______________ to_______________

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

                                         502/244-2420
                                  (Issuer's telephone number)

         _________________________________________________________________
(Former name,former address and former fiscal year,if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,075,615 as of November 11, 1997.


Transitional Small Business Disclosure Format (Check one):    Yes       No  X


                   This Report consists of 12 consecutively numbered pages.
                 An index to the Exhibits to this Report appears on page 11.

                        The date of this Report is November 12, 1997.
--------------------------------------------------------------------------------



Part I. - Financial Information;
 Item 1. - Financial Statements

                        Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statements of Operations
                                          (Unaudited)


Nine Months Ended September 30                                             1997            1996
-------------------------------------------------------------- ---------------- ---------------
Revenues:
   Premiums and other considerations                                $14,144,081     $14,189,043
   Premiums ceded                                                     (819,487)        (705,519)
-------------------------------------------------------------- ---------------- ---------------
     Net premiums earned                                             13,324,594      13,483,524
   Net investment income                                              2,866,450       3,113,762
   Net realized investment gains, net of expenses                     1,058,247         885,237
   Other income                                                           8,240          19,067
-------------------------------------------------------------- ---------------- ---------------
Total Revenues                                                       17,257,531      17,501,590
Benefits and Expenses:
   Policyholder benefits                                              8,649,689       8,590,135
   Policyholder benefits ceded                                        (646,827)        (433,401)
-------------------------------------------------------------- ---------------- ---------------
     Net benefits                                                     8,002,862       8,156,734
   Increase in net benefit reserves                                     604,827         475,834
   Interest credited on policyholder deposits                           675,204         724,615
   Commissions                                                        2,800,671       2,989,460
   General expenses                                                   3,181,723       3,155,490
   Interest expense                                                     260,956         615,243
   Policy acquisition costs deferred                                   (830,096)       (857,405)
   Amortization of deferred policy acquisition costs
        and value of insurance acquired                               1,038,242         965,280
-------------------------------------------------------------- ---------------- ---------------
Total Benefits and Expenses                                          15,734,389      16,225,251
Income  before Federal Income Tax                                     1,523,142       1,276,339
Federal Income Tax Expense                                              263,000         213,766
-------------------------------------------------------------- ---------------- ---------------
Net Income                                                            1,260,142       1,062,573
Dividends on Redeemable Convertible Preferred Stock                     305,250         292,893
-------------------------------------------------------------- ---------------- ---------------
Net Income Applicable to Common Stock                                  $954,892       $ 769,680
-------------------------------------------------------------- ---------------- ---------------
Net Income Per Common Share:
   Primary                                                         $       0.89    $       0.72
   Fully diluted                                                   $       0.69    $       0.60
-------------------------------------------------------------- ---------------- ---------------

See Notes to Consolidated Financial Statements.

Part I. - Financial Information;
 Item 1. - Financial Statements

                        Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statements of Operations
                                          (Unaudited)

Three Months Ended September 30                                            1997            1996
-------------------------------------------------------------- ---------------- ---------------
Revenues:
   Premiums and other considerations                                 $4,597,637      $4,743,022
   Premiums ceded                                                     (265,749)        (232,092)
-------------------------------------------------------------- ---------------- ---------------
     Net premiums earned                                              4,331,888       4,510,930
   Net investment income                                                884,224       1,021,625
   Net realized investment gains, net of expenses                       810,890         (52,107)
   Other income                                                             945           1,013
-------------------------------------------------------------- ---------------- ---------------
Total Revenues                                                        6,027,947       5,481,461
Benefits and Expenses:
   Policyholder benefits                                              2,821,895       3,016,968
   Policyholder benefits ceded                                        (129,295)        (154,305)
-------------------------------------------------------------- ---------------- ---------------
     Net benefits                                                     2,692,600       2,862,663
   Increase in net benefit reserves                                     142,724         159,391
   Interest credited on policyholder deposits                           222,167         224,507
   Commissions                                                          917,639         942,521
   General expenses                                                   1,032,760       1,042,788
   Interest expense                                                      82,005         199,843
   Policy acquisition costs deferred                                  (200,488)        (281,176)
   Amortization of deferred policy acquisition costs
        and value of insurance acquired                                 310,132         221,646
-------------------------------------------------------------- ---------------- ---------------
Total Benefits and Expenses                                           5,199,539       5,372,183
Income  before Federal Income Tax                                       828,408         109,278
Federal Income Tax Expense                                              143,000          14,766
-------------------------------------------------------------- ---------------- ---------------
Net Income                                                              685,408          94,512
Dividends on Redeemable Convertible Preferred Stock                     101,750         101,750
-------------------------------------------------------------- ---------------- ---------------
Net Income (Loss) Applicable to Common Stock                            583,658       $ (7,238)
-------------------------------------------------------------- ---------------- ---------------
Net Income (Loss) Per Common Share:
   Primary                                                         $       0.54   $       (.01)
   Fully diluted                                                   $       0.38    $       0.05
-------------------------------------------------------------- ---------------- ---------------

See Notes to Consolidated Financial Statements.




Item 1. (Continued)
                        Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Financial Condition
                                          (Unaudited)


                                                                September 30,       December 31,
                                                                         1997               1996
------------------------------------------------------------- --------------- ------------------
ASSETS
Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $42,687,987
        and $47,238,559 in 1997 and 1996, respectively)           $43,111,236        $47,040,591
      Equity securities  (cost of $15,080,064
        and $7,085,104 in 1997 and 1996, respectively)             18,576,994          7,963,550
   Investment real estate                                           3,919,671          3,938,806
   Mortgage loans on real estate                                      172,134            176,636
   Policy loans                                                     2,889,730          2,852,670
   Short-term investments                                             551,191            893,410
------------------------------------------------------------- --------------- ------------------
Total Investments                                                  69,220,956         62,865,663


Cash and cash equivalents                                           2,504,748          2,805,717
Accrued investment income                                             671,077            772,689
Reinsurance recoverable:
   Paid benefits and losses                                            91,488            231,648
   Unpaid benefits, losses and IBNR                                 1,442,624          1,579,926
Premiums receivable                                                   396,439            491,330
Property and equipment                                              1,331,963          1,265,948
Deferred policy acquisition costs                                   3,851,882          3,791,939
Value of insurance acquired                                         4,654,993          5,081,865
Goodwill                                                              110,054            125,766
Other assets                                                          523,005            502,204
Deferred federal income tax                                               ---            748,013
------------------------------------------------------------- --------------- ------------------
Total Assets                                                      $84,799,229        $80,262,708
------------------------------------------------------------- --------------- ------------------

See Notes to Consolidated Financial Statements.

Item 1. (Continued)
                       Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Financial Condition
                                         (Unaudited)

                                                                September 30,       December 31,
                                                                         1997               1996
------------------------------------------------------------- --------------- ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Policy liabilities:
   Future policy benefits                                         $42,008,566        $41,501,871
   Policyholder deposits                                           15,654,640         15,930,271
   Policy and contract claims                                       1,022,926          1,210,393
   Unearned premiums                                                  151,508            183,613
   Other                                                              310,213            214,305
------------------------------------------------------------- --------------- ------------------
Total Policy Liabilities                                           59,147,853         59,040,453

Notes payable                                                       3,585,000          4,095,869
Brokerage account loans                                             1,796,110                ---
Accrued expenses and other liabilities                              2,058,242          1,982,024
Federal income tax payable                                            259,000            527,000
Deferred federal income tax                                           326,183                ---
------------------------------------------------------------- --------------- ------------------
Total Liabilities                                                  67,172,388         65,645,346

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
     370 shares issued and outstanding                              4,043,907          4,043,907

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
        1,275,724 shares issued and outstanding                     1,275,724          1,275,724
   Additional paid-in capital                                       5,198,250          5,198,250
   Unrealized appreciation of investments                           2,483,367            428,780
   Retained earnings                                                5,187,895          4,233,003
   Common stock held in treasury - at cost (200,109 shares)          (562,302)          (562,302)
------------------------------------------------------------- --------------- ------------------
Total Shareholders' Equity                                         13,582,934         10,573,455
------------------------------------------------------------- --------------- ------------------
Total Liabilities and Shareholders' Equity                        $84,799,229        $80,262,708
------------------------------------------------------------- --------------- ------------------

See Notes to Consolidated Financial Statements.



Item 1. (Continued)
                        Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statement of Cash Flows
                                          (Unaudited)

Nine Months Ended September 30                                              1997          1996

Cash Flows from Operations:
Net income                                                          $  1,260,142  $  1,062,573
Adjustments to reconcile net income to net cash flows from operations:
  Increase in benefit reserves                                           474,590       633,693
  Increase (decrease) in claims liabilities                            (187,467)       107,326
  (Increase) decrease in reinsurance recoverable:
    Paid benefits                                                        140,160       (12,863)
    Unpaid benefits                                                      137,302      (224,611)
  Interest credited on policyholder deposits                             675,204       724,615
  Provision for amortization and depreciation, net of deferrals          399,996       282,650
  Amortization of premium and accretion of discount
      on securities purchased, net                                      (15,490)        (7,117)
  Net realized investment gains                                      (1,058,247)      (885,237)
  (Increase) decrease in accrued investment income                       101,612       (66,003)
  Change in other assets and other liabilities                           195,929    (1,054,426)
  Deferred federal income taxes                                           16,000       144,000
  Federal income taxes payable                                         (268,000)      (12,000)
Net Cash Flows provided by Operations                                  1,871,731       692,600

Cash Flows from Investment Activities:
Cost of securities and mortgage loans acquired                      (19,285,137)   (34,089,532)
Investments sold or matured                                           17,280,983    23,908,911
Investment management fees and margin interest                         (364,504)       (23,060)
Short-term investments sold (acquired), net                              342,219      (137,146)
Additions to property and equipment, net                               (223,008)       (20,840)
Other investing activities, net                                           47,591      (202,263)
Net Cash Flows used in Investment Activities                         (2,201,856)  (10,563,930)

Cash Flows from Financing Activities:
Issuance of redeemable convertible preferred stock                           ---     2,343,000
Policyholder deposits                                                    573,347       610,037
Policyholder withdrawals                                             (1,524,182)    (1,344,752)
Net proceeds from brokerage account loans                              1,796,110           ---
Payments on notes payable - guarantor                                  (220,869)           ---
Payments on notes payable - bank                                       (290,000)      (207,925)
Dividends on nonredeemable convertible preferred stock                 (305,250)     (198,714)
Other                                                                        ---       174,850
Net Cash Flows provided by Financing Activities                           29,156     1,376,496
Net (Decrease) in Cash and Cash Equivalents                            (300,969)   (8,494,834)
Cash and Cash Equivalents at Beginning of  Period                      2,805,717     9,776,964
Cash and Cash Equivalents at End of Period                          $  2,504,748   $ 1,282,130
----------------------------------------------------------------------------------------------

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

     3. During the quarter ended September 30, 1997, the Company adopted the practice of netting certain direct, incremental investment management fees and margin loan interest costs against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with capital gains generated in the equities portfolio. Previously reported amounts have also been reclassified for consistency. Costs netted against realized investment gains total $364,504 and $23,060 for the nine months ended September 30, 1997 and 1996 respectively, and $286,613 and $23,060 for the three months ended September 30, 1997 and 1996 respectively.



















     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                      FINANCIAL POSITION

     Fixed maturities decreased $4,550,572 based on amortized cost, during the first nine months of 1997. Equity securities increased $7,994,960 and
$10,613,444 on a cost and market value basis, respectively, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities increased $3,239,701 during the nine months ended September 30, 1997.



                                          OPERATIONS

     An analysis of segment results (before federal income taxes) for the nine months and three months ended September 30, 1997 and 1996, is shown below.

                                                            Segment Income (Loss)
                               ----------------------------------------------------------------------
                                   Before Realized Investment Gains                      Total
                               ----------------------------------------------------------------------

Nine Months Ended September 30               1997             1996                1997           1996
-----------------------------------------------------------------------------------------------------
Life and Annuity                         $(66,146)        $ 16,439          $  952,818     $  875,118
Accident and Health                       531,041          374,663             570,324        401,221
-----------------------------------------------------------------------------------------------------
Total                                    $464,895         $391,102          $1,523,142     $1,276,339
-----------------------------------------------------------------------------------------------------


Three Months Ended September 30              1997             1996                1997           1996
--------------------------------- ---------------  --------------- ---  -------------- --------------
Life and Annuity                       $(159,068)        $  32,152            $621,965      $(18,394)
Accident and Health                       176,586          129,233             206,443        127,672
-------------------------- ------ ---------------  --------------- ---  -------------- --------------
Total                                  $   17,518         $161,385            $828,408       $109,278
-------------------------- ------ ---------------  --------------- ---  -------------- --------------


     The decrease in Life and Annuity segment results (before realized investment gains) for the nine months ended September 30, 1997 is principally attributable to a decline in persistency for Integrity National Life Insurance Company ("Integrity") business which was acquired in late 1995 and moderately lower sales of graded benefit life products, associated with a reduction in policy benefit levels. The improvement in the Accident and Health segment is attributable to several Dental profitability initiatives, including product redesign, renewal underwriting enhancements, and improved claims administration procedures.

     Total premiums and other considerations decreased 1.2% during the first nine months of 1997 compared to the same period in 1996. The decrease is primarily attributable to a 3.5% increase in the Company's Accident and Health premiums offset by a 5.2% decrease in Life and Annuity premiums. The Accident and Health increase is due primarily to growth in sales of the Company's Dental products. The Life and Annuity premium decline resulted primarily from two key state insurance licenses not being retained after the Integrity merger, some disruption of sales momentum during the first year of the Integrity merger, and a reduction of policy benefit levels for graded benefit life products.







     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                                    CASH FLOW AND LIQUIDITY


     Cash flow from operations totaled $1,871,731 for the nine months ended September 30, 1997 compared to $662,660 for the same period in the prior year. This increase was principally attributable to nonrecurring payments during the first half of 1996 for integration costs, bonuses, agent awards and other expenses associated with the Integrity acquisition, which were accrued as of December 31, 1995.

     The $2,201,856 of cash used in investing activities resulted primarily from the Company's investment of brokerage account advances into equity securities.

     The cash provided by financing activities during the first nine months of 1997 is primarily attributable to advances received from a brokerage account offset by loan repayments and moderately increased annuity withdrawals, while cash provided by financing activities during the first nine months of 1996 is primarily attributable to the issuance of Redeemable Convertible Preferred Stock.













PART II.  OTHER INFORMATION



    Item 6.    Exhibits and Reports on Form 8-K.

               a.     Exhibit 11. Statement re computation of per share earnings
                      Exhibit 27. Financial Data Schedule

               b.     None



                                          SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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
Date: November 12, 1997

                                        EXHIBIT INDEX


Exhibit No.                      Description                            Page No.


   11               Statement re computation of per share earnings           12

   27               Financial Data Schedule             (electronic filing only)


                                          EXHIBIT 11
                              COMPUTATION OF PER SHARE EARNINGS


                                                                         Nine Months Ended
                                                                               September 30,
                                                                       1997         1996
Primary earnings per common share:
       Net income                                                $1,260,142     $1,062,573
       Convertible preferred stock dividends                        305,250        292,893
       Income applicable to common stock                         $  954,892     $  769,680
       Average common shares outstanding                          1,075,615      1,075,615
       Primary earnings per common share                         $     0.89     $     0.72

Fully diluted earnings per common share:
       Net income                                                $1,260,142     $1,062,573
       Average number of shares for computation
         of fully diluted earnings per common share               1,815,615      1,785,659
       Fully diluted earnings per common share                   $     0.69     $     0.60




                                                                        Three Months Ended
                                                                             September 30,
                                                                       1997         1996

Primary earnings per common share:
       Net income                                                $   685,408    $   94,512
       Convertible preferred stock dividends                         101,750       101,750
       Income applicable to common stock                         $   583,658    $   (7,238)
       Average common shares outstanding                           1,075,615     1,075,615
       Primary earnings per common share                         $      0.54    $     (.01)

Fully diluted earnings per common share:
       Net income                                                $   685,408    $   94,512
       Average number of shares for computation
         of fully diluted earnings per common share                1,815,615     1,815,615
       Fully diluted earnings per common share                   $      0.38    $     0.05

