Form 10KSB
period 1996-12-31
CITIZENS FINANCIAL CORP /KY/
filed 1998-03-31
CIK 887136

--------------------------------------------------------------------------------


                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                    ----------------------


                                         FORM 10-KSB

        |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 1997

                                              or

        |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______________ to_______________

                                Commission file number 0-20148

                                CITIZENS FINANCIAL CORPORATION
                        (Name of small business issuer in its charter)
                                                   ----------------------

                 Kentucky                            61-1187135
          (State of Incorporation)         (I.R.S. Employer Identification No.)

  The Marketplace, Suite 300, 12910 Shelbyville Road, Louisville, Kentucky 40243
                     (Address of principal executive offices) (Zip Code)

               Issuers's telephone number, including area code: (502) 244-2420

                  Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act: Class A Stock, No Par Value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $23,701,843.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask prices of such stock within the past 60 days: $3,235,000; based on a $7.25 per share average price on March 24, 1998.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,075,615 shares of Class A Stock as of March 24, 1998.

                                    ----------------------


                             DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Board of Director's Proxy Statement for the Annual Meeting of Shareholders now scheduled for May 21, 1998 are incorporated into
Part III of this Form 10-KSB. This Report consists of 51 consecutively numbered pages. An index to the Exhibits to this Report appears on page 47. The date of this Report is March 31, 1998.

     Traditional Small Business Disclosure Format (check one): Yes [ ] No [X]


--------------------------------------------------------------------------------

                                           CONTENTS

                                            PART I


                                                                            Page

ITEM   1. DESCRIPTION OF BUSINESS ......................................       3
ITEM   2. DESCRIPTION OF PROPERTY ........................................     9
ITEM   3. LEGAL PROCEEDINGS .............................................     10
ITEM   4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS ..............................................     10


                                            PART II

ITEM   5. MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS ..........................     10
ITEM   6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATIONS ..................................      12
ITEM   7. FINANCIAL STATEMENTS .........................................      23
ITEM   8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE .................      44


                                           PART III

ITEM   9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...      44
ITEM 10.  EXECUTIVE COMPENSATION .......................................      44
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT ...............................      44
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS ........................................      44
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K .............................      45
SIGNATURES .............................................................      46
EXHIBIT INDEX ..........................................................      47
EXHIBITS................................................................      49

                                            PART I
                               ITEM 1.  DESCRIPTION OF BUSINESS


General

     Citizens Financial Corporation (herein, the "Company" or the "Registrant") was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company ("Citizens Security") for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly-owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance, annuities, and accident and health insurance through Citizens Security.

     Citizens Security was incorporated in Kentucky and commenced business in 1965. In 1971, Citizens Security acquired Central Investors Life Insurance Company by merger. In 1987, it purchased the stock of Old South Life Insurance Company ("Old South"). In 1992, Old South merged into Citizens Security.
Effective August 31, 1995, the Company and Citizens Security purchased substantially all of the stock of Integrity National Life Insurance Company ("Integrity"). See Item 6. "Management's Discussion and Analysis or Plan of Operations" and Note 2 of the Notes to Consolidated Financial Statements for descriptions of this acquisition and related transactions. On December 31, 1995, Integrity merged into Citizens Security. Citizens Security is currently licensed to transact the business of life insurance, annuities, and accident and health insurance in 19 states and the District of Columbia.

     In this Form 10-KSB, the term "Insurance Subsidiaries" is a collective reference to Citizens Security and Old South prior to their 1992 merger and to Citizens Security and Integrity from September, 1995 through their December, 1995 merger. It is otherwise a reference to Citizens Security. References to the business of Integrity are to those elements of Integrity's business continued by the Company after the acquisition and therefore excludes other elements that were disposed of in connection with the acquisition.


Insurance Operations

     The Company, through Citizens Security, operates in two segments -- 1). life insurance and annuities and 2). accident and health insurance. Both segments include individual and group insurance. The following table presents information concerning the revenues and income or loss from operations before federal income taxes for each segment for each of the last three fiscal years and the identifiable assets of the two segments as of the end of such years. Additional information regarding these segments is contained in Note 11 of the Notes to Consolidated Financial Statements, in Item 7. "Management's Discussion and Analysis or Plan of Operations."


Year Ended December 31                             1997                 1996                 1995
---------------------------------  -------------------- --------------------  -------------------
Revenues:
     Life insurance and annuities:
       Traditional life                     $12,168,844          $11,041,474         $  6,523,554
       Universal life                         1,089,728            1,749,935            1,116,724
       Group life                               603,462              685,968              827,348
       Annuity and other                      1,055,053              918,773            1,242,045
---------------------------------  -------------------- --------------------  -------------------
     Total life insurance and annuities      14,914,088           14,396,150            9,709,671
     Accident and health insurance            8,784,755            8,654,035            6,576,906
---------------------------------  -------------------- --------------------  -------------------
Total revenues                              $23,701,843          $23,050,185          $16,286,577
---------------------------------  -------------------- --------------------  -------------------

                                   --------------------
Income (loss) from operations before federal income taxes:
                                   --------------------
     Life insurance and annuities          $  2,019,390         $  1,051,618        $     417,888
     Accident and health insurance              451,322              284,008              323,343
---------------------------------  -------------------- --------------------  -------------------
Total income (loss)                        $  2,470,712         $  1,335,626        $     741,231
---------------------------------  -------------------- --------------------  -------------------

Assets at end of period:
     Life insurance and annuities           $81,178,706          $76,384,118          $77,504,054
     Accident and health insurance            3,571,135            3,878,590            6,751,207
---------------------------------  -------------------- --------------------  -------------------
Total assets at end of period               $84,749,841          $80,262,708          $84,255,261
---------------------------------  -------------------- --------------------  -------------------


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

     Approximately 86% of 1997 individual life insurance sales were made through the Company's home service agency force. These agents sell primarily traditional whole life policies of small face value (typically from $1,000 to $10,000). These policies are subject to normal underwriting procedures with the extent of such procedures determined by the amount of insurance, age of applicant and other pertinent factors. The remaining traditional whole life sales are primarily attributable to the Company's graded death benefit product. The graded death benefit policy returns premium plus interest compounded at an annual rate of 10% if the insured dies of natural causes during the first three years the policy is in force. After three years, and during the first three years if the insured dies of an accidental cause, the benefit payable is the face amount of the policy. Prior to the second quarter of 1997, the Company issued graded death benefit policies with a two year return-of-premium period. During the third quarter of 1997, the Company introduced a simplified issue product that is more extensively underwritten and carries lower premium rates than the graded death benefit product. The Company believes these products will permit significant additional penetration into the "final expense market".

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


Year Ended December 31
(Dollars in Thousands)                                  1997               1996                1995
----------------------------------------  ------------------  -----------------  ------------------
In force at beginning of period1                    $712,581           $769,471            $423,814
Acquired business of Integrity                           ---                ---             355,077
New business issued during period:
   Individual                                         61,519             51,477              31,166

   Group                                               3,755              6,787              14,091
----------------------------------------  ------------------  -----------------  ------------------
     Total                                         $  65,274          $  58,264           $  45,257
----------------------------------------  ------------------  -----------------  ------------------
Terminations during period                         $  97,191           $115,154           $  54,677
Termination rate2                                     13.64%             14.97%              10.03%
In force at end of period1:
   Individual                                        507,381            515,163             555,377
   Group                                             173,283            197,418             214,094
----------------------------------------  ------------------  -----------------  ------------------
     Total                                          $680,664           $712,581            $769,471
----------------------------------------  ------------------  -----------------  ------------------
Net reinsurance ceded at end of period              $115,218           $129,287            $131,516

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

     Accident and Health Insurance. Citizens Security markets individual accident and health insurance products providing coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment. Citizens Security also markets group health plans providing coverage for short and long-term disability, income protection, and dental procedures. The dental products are indemnity policies sold on a pure group and voluntary group basis. Voluntary dental groups must meet prescribed participation limits. All dental products have annual limits on all covered procedures and lifetime limits on orthodontia procedures. In addition, orthodontia and major restorative procedures are not covered for the first six months to one year, depending upon the plan, unless a no-loss-no-gain provision is attached to the policy. Group dental policy premiums have grown substantially in recent years, making it Citizens Security's largest product based upon premiums (in 1997, 41% of total premiums and 84% of accident and health insurance segment premiums).

     Marketing. Citizens Security is currently licensed to sell products in the District of Columbia and in 19 states as follows:

      Alabama            Indiana             Missouri            South Carolina
      Arkansas           Kentucky            New Jersey          Tennessee
      Delaware           Louisiana           North Carolina      Virginia
      Florida            Maryland            Ohio                West Virginia
      Georgia            Mississippi         Pennsylvania


     Citizens Security markets its portfolio of products through the personal producing general agent distribution system. It presently has approximately 1,700 sales representatives, all of whom are independent agents and all or substantially all of whom also represent other insurers. Approximately 300 of these agents are former agents of Integrity who specialize in the home service market. That market consists primarily of low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates.

     Citizens Security furnishes rate material, brochures, applications, and other pertinent sales material, at no expense to the agents. The agents are responsible for complying with state licensing laws and any related appointment fees. Agents are compensated by commissions. Citizens Security has agent commission arrangements that are generally intended to provide competitive incentives for agents to increase their production of new insurance and to promote continued renewals of in-force insurance. Historically, these incentives have frequently involved awards, overrides, and compensation scales that escalate according to achievement levels for newly-issued business and that provide additional payments for renewal business.

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

     Acquired Immunodeficiency Syndrome ("AIDS") claims identified to date, as a percentage of total claims, have not been significant for the Insurance Subsidiaries. Evaluating the impact of future AIDS claims under health and life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus, uncertainty as to the speed at which the AIDS virus has and may spread through the general population, and advancements in medical treatment options. Citizens Security has implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

     Investments. The Company derives a substantial portion of its income from investments. Citizens Security maintains a diversified investment portfolio that is held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, Citizens Security follows a general strategy to maximize total return (current income plus appreciation) without subjecting itself to undue risk. Where deemed appropriate, Citizens Security will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). Citizens Security's non-investment grade bonds, based on reported fair values, represented 8.8% of its cash and invested assets as of December 31, 1997. Citizens Security follows the practice of maintaining substantial investments in equity securities in order to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. Mortgage loans, federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2. "Description of Property," represented approximately 11.4% of cash and invested assets as of December 31, 1997. Citizens Security owned no collateralized mortgage-backed securities as of December 31, 1997 that would be included in the high risk accounting classification.

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

     For additional information concerning investment results, see Item 6, "Management's Discussion and Analysis or Plan of Operations."

     Reinsurance. In keeping with industry practice, Citizens Security reinsures, with unaffiliated insurance companies, portions of the life and health insurance risks which it underwrites. Citizens Security retains no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit coverages above $4,000 are generally 50% reinsured, with Citizens Security maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 1997, approximately $115,218,000 or 17% of life insurance in force was reinsured under arrangements described in Note 12 to the Consolidated Financial Statements. Under most such reinsurance arrangements, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, Citizens Security enters into indemnity reinsurance arrangements to assist in diversifying its risks and to limit its maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, Citizens Security remains responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

     Competition. The insurance industry is highly competitive, with over 1,700 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of Citizens Security. Financial and claims paying ratings assigned to insurers by A.M. Best Company ("Best's") and by nationally-recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best's in May, 1996, when it was moved to B- (Good) in financial size Class IV from C++ (Fair) in the same size Class. According to Best's, a B-rating is assigned to companies that, in its opinion, have achieved good overall performance when compared to the standards established by Best's. Also according to Best's, B- companies generally have an adequate ability to meet their policyholder and other contractual obligations, but their financial strength may be susceptible to unfavorable changes in underwriting or economic conditions. There are seven Best's rating categories above the B- category from B to A++. Citizens Security will continue to pursue upward revisions in its Best's rating.

     S&P assigns claims-paying ability ratings to certain U.S. insurers. Generally, such a rating is S&P's opinion of an insurer's financial capacity to meet the obligations of its insurance policies in accordance with their terms. In the case of companies like Citizens Security that have not requested ratings, S&P's methodology uses statistical tests based on statutory financial data as filed with the National Association of Insurance Commissioners ("NAIC"). The rating process does not involve contact between S&P analysts and the insurer's management. Citizens Security's rating was last changed to BBq effective June, 1997, from BBBq. (The "q" subscript indicates the quantitative method of rating.) According to S&P, BB companies may have adequate financial security but their capacity to meet policyholder obligations is vulnerable to adverse economic and underwriting conditions. The BB rating is the highest of five ratings in the vulnerable range of ratings. The Company was not informed of particular reasons for the latest change in its rating. A rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

     Citizens Security competes primarily on the basis of the experience, size, accessibility and claims response of its customer service representatives, product design, service and pricing. The Company believes that Citizens Security is generally competitive in the markets in which it is engaged based upon premium rates and services, has good relationships with its agents, and has an adequate variety of insurance and annuity products approved for issuance.

     State Insurance Regulation. Citizens Security, in common with other insurers, is subject to comprehensive regulation in the states in which it is authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, to regulate the form and content of policies, reserve requirements, and the type and amount of investments, and to review premium rates for fairness and adequacy. Citizens Security files detailed annual convention statements with all states in which it is licensed to transact business. The Kentucky Department of Insurance also periodically examines the business and accounts of Citizens Security.

     Citizens Security also can be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for Citizens Security, before offsets for future premium or intangible property taxes, were $ 15,325, $20,308, and $65,182 in 1997, 1996 and 1995, respectively. The amount of any future assessments under these laws cannot be reasonably estimated.

     Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and Citizens Security. Generally, under Kentucky insurance holding company statutes, the Kentucky Department of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, Citizens Security may not during any year pay dividends on its common and preferred stock to the Company in excess of the lesser of the net gain from operations for the preceding year or 10% of Citizens Security's surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 1998, the maximum amount of dividends that could be paid without the Commissioner's approval is $762,000. It is presently anticipated that the Company will derive substantially all of its liquidity from income and capital gains earned on its investment portfolio, management service fees and dividends paid by Citizens Security, and Citizens Security's repurchase of its preferred stock owed by the Company.

     During the past few years, the National Association of Insurance Commissioners (NAIC) has taken several steps to address public concerns regarding insurer solvency. These steps included implementing a state certification program designed to promote uniformity among the insurance laws of the various states and developing insurer reporting requirements that focus on asset quality, capital adequacy, profitability, asset/liability matching, and liquidity. These requirements include establishment of asset valuation reserves ("AVR") and interest maintenance reserves ("IMR"); risk- based capital ("RBC") rules to assess the capital adequacy of an insurer; and a revision to the Standard Valuation Law ("SVL") that specifies minimum reserve levels and requires cash flow testing in which projected cash inflows from assets are compared to cash outflows for liabilities to determine reserve adequacy.

     Citizens Security's AVR, as of December 31, 1997, 1996 and 1995, is shown in Item 6. "Management's Discussion and Analysis or Plan of Operations," where cash flow testing and the results of such testing as applied to Citizens Security are also described and discussed.

     RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations in light of their size and risk profile. The four categories of major risk involved in the formula are [i] asset risk -- the risk with respect to the insurer's assets; [ii]insurance risk -- the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii] interest rate risk -- the interest risk with respect to the insurer's business; and [iv] business risk -- all other business risks. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower for less risky items. RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would be placed in conservatorship. Based on Citizens Security's RBC computation as of December 31, 1997, its adjusted capital exceeds the point at which regulatory inquiries would normally begin by approximately 210%.

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

     Federal Income Taxation. Citizens Security is taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax rate of 20%. See Item 6. "Management's Discussion and Analysis or Plan of Operations" and Note 9 of the Notes to Consolidated Financial Statements.

     The Code currently requires capitalization and amortization over a five to ten year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. Prior tax laws permitted these costs to be deducted as incurred. These provisions apply to life, health, and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

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

     The reserves carried in the financial statements included elsewhere in this Form 10-KSB are calculated on the basis of generally accepted accounting principles and differ from the reserves specified by the laws of the various statutes and carried in the financial statements of Citizens Security prepared on the basis of statutory accounting principles. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation, and the use of the level premium reserve method on all insurance business. See Note 1 of the Notes to Consolidated Financial Statements for certain additional information regarding reserve assumptions under generally accepted accounting principles.

     Employees. The total number of persons employed by the Company and its subsidiaries on March 16, 1998, exclusive of agents, was 56 of whom 54 were full time. As of that date, the Company had approximately 1,520 independent agents licensed to sell its products.

                               ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and Citizens Security occupy about 13,200 square feet in the building for their headquarters and home offices. Another 49,600 square feet of the remaining space are leased to unaffiliated tenants under leases of various duration. Market conditions for this property are favorable and, in management's opinion, the property is adequately covered by insurance. Currently, the Company's policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. Citizens Security is constrained by state statues from investing more than ten percent of its assets in any one item, including real estate. Citizens Security's maximum such investment at December 31, 1997 would be $7,160,370. In addition, the Company's current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised- value ratio of more than 75%.


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


                                    ITEM 4.  SUBMISSION OF
                             MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10KSB to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                            PART II

                               ITEM 5.  MARKET FOR COMMON EQUITY
                                AND RELATED STOCKHOLDER MATTERS

     As of March 30, 1998, there were approximately 2,930 holders of record of the Company's Class A Stock, its only class of common equity.

     The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading activity has been limited. NASDAQ has taken the position that the Company does not meet the newly-adopted requirement for the number of shares owned by non- affiliates. The Company is presently contesting this position and is seeking an exemption or extension for compliance. In the event that NASDAQ does not provide relief, the Company would be required to take steps (e.g. a stock dividend) to increase the number of shares owned by non-affiliates in order to maintain the Class A stock's eligibility for quotation.

     The following table summarizes quarterly high and low bid quotations for the Class A Stock in 1997 and 1996 as reported by NASDAQ. Such quotations represent prices between dealers and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.


                                Bid Quotations for Class A Stock
                             ---------------------------------------
Quarter Ended                     High Bid             Low Bid
---------------------------  ------------------- -------------------
December 31, 1997                    $ 7 3/4             $ 5 5/8
September 30, 1997                   $ 6 1/8             $ 4 3/4
June 30, 1997                        $ 5 3/4             $ 4 3/4
March 31, 1997                       $ 6                 $ 5
December 31, 1996                    $ 6                 $ 4 3/4
September 30, 1996                   $ 6                 $ 5 1/4
June 30, 1996                        $ 6 1/2             $ 5 1/4
March 31, 1996                       $ 6                 $ 5

     The Company has not paid a dividend on the Class A Stock since its organization in 1991, and no dividend had been paid by its predecessor, Citizens Security, from 1988 through the date it became a subsidiary of the Company. The Board of Directors of the Company has not adopted a dividend payment policy;
however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its income before interest and tax expense plus dividends, to its interest expense and dividend payments for five (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January, 1998, the Company could pay dividends in the maximum amount of approximately $625,000 without violating the loan agreement covenant. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by Citizens Security, and Citizens Security's repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code relating to insurance holding companies subject transactions between the Company and Citizens Security, including dividends paid to the Company, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of Citizens Security's surplus as regards policyholders. See Item 1."Description of Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

                         ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS
                                    OR PLAN OF OPERATIONS


     During 1997 the Company achieved record earnings, with net income applicable to common shares up 123% from the prior year, net income per share (diluted) up 77%, and book value per share up 27% (excluding the effect of unrealized gains and losses on fixed maturity securities - fair value accounting standard SFAS 115). Much of this growth was attributable to successful management of the investment portfolio. As detailed below, during the past three years the Company has maintained an equity portfolio averaging approximately $8,100,000 (cost basis) which yielded an average annual pretax total return in excess of 30%. Overall pretax income from insurance operations, excluding realized investment gains, is about $143,000 below last year. However, after adjusting for the decline in investment income attributable to transferring additional funds to equity positions, insurance operating income is roughly equivalent to the prior year. Significant progress was achieved during 1997 in several aspects of insurance operations. Particularly, after expanding the dental premium volume during the past few years, a number of steps were taken in 1997 to increase profits on this additional volume, as evidenced by a 4.6 percentage point improvement in the dental claim ratio. During 1997, the Company lengthened the return-of-premium period on its graded death benefit product from two to three years and began selling this revised product along with a newly developed simplified issue product. The lengthened return-of-premium period significantly increases protection of profit margins on the graded death benefit product. Initial sales of these new products have exceeded management's expectations. Home service, individual life volume was down moderately in 1997; however, we believe this situation will improve in 1998 as a result of the Company's recent licensing in New Jersey, enhancement of the life and disability product portfolio, and a number of agent recruiting and incentive initiatives. Home service mortality increased during 1997; however we believe this situation will gradually improve as a result of the more structured underwriting practices implemented after this business was acquired in late 1995.


ACQUISITIONS

United Liberty Life Insurance Company

     Effective December 12, 1997, the Company agreed to acquire 100% of the common stock of United Liberty Life Insurance Company ("United Liberty") from Chaswil United Corporation, a privately-held Cincinnati-based insurance holding company. Initially, the terms called for a cash price of $7.8 million, subject to satisfactory completion of business and legal reviews and closing adjustments. Effective March 2, 1998, the purchase price was revised to $6.4 million and Chaswil agreed to retain approximately $2.0 million of United Liberty mortgage and real estate related assets as payment towards the purchase price. This transaction is subject to receipt of all necessary state and federal regulatory approvals. At December 31, 1997, United Liberty had statutory admitted assets of approximately $40 million and statutory capital and surplus of approximately $3.7 million (including approximately $328,000 of Asset Valuation Reserves). United Liberty's primary business is traditional life insurance, including a presence in the pre-need funeral funding niche.


Integrity National Life Insurance Company

     In September, 1995, the Company and Citizens Security Life Insurance Company ("Citizens Security") acquired 98.85% of the common stock of Integrity National Life Insurance Company (the "Integrity acquisition") from Southwestern Life Corporation, which has since been renamed ICH Corporation ("ICH"). The Integrity acquisition was accounted for as a purchase and the results of Integrity's operations have been included in the consolidated financial statements of the Company since the date of acquisition. Citizens Security acquired the remaining 1.15% of Integrity's common stock in conjunction with the merger of Integrity into Citizens Security as of December 31, 1995.

     The aggregate purchase price for the Integrity acquisition, as finally adjusted, was $9,419,000 (including $437,000 of net transaction costs associated with the purchase and, the purchase of minority shareholders' stock as part of the merger discussed above).

     Prior to the closing, Integrity entered into a coinsurance and assumption reinsurance agreement with Union Bankers Insurance Company ("Union Bankers"), another affiliate of ICH, covering Integrity's 14,500 individual long-term care and Medicare Supplement insurance policies with annualized premiums of approximately $14,800,000, leaving the remaining life and accident and health insurance business with Integrity. In conjunction with this reinsurance transaction, Integrity transferred approximately $9,200,000 of reserves to Union Bankers. Completion of these transactions was a condition to the Company's obligations in the Integrity Acquisition because the reinsured business did not fit into the Company's business plans. Union Bankers directly assumed the liability for these policies.

     The Integrity Acquisition was financed with working capital of Citizens Security and approximately $6,100,000 of the $6,400,000 proceeds under a Term Loan Agreement with a commercial bank (the "Term Loan Agreement"). Borrowings under the Term Loan Agreement are evidenced by a $4,400,000 note that originally matured on October 1, 2002; however, due to prepayments, it now matures on October 1, 2001 (the "2001 Note") and a $2,000,000 note that matures on October 1, 2003 (the "2003 Note"). See Note 6 to the Consolidated Financial Statements.

     In order to obtain required approvals from insurance regulatory authorities of Pennsylvania, the Company issued $1,727,000 of preferred stock in December 1995 and applied $1,500,000 of the proceeds to prepay the first installment of the 2001 Note. In addition, in January 1996, the Company sold an additional $2,343,000 of preferred stock. See Notes 7 and 16 to the Consolidated Financial Statements. Giving effect to payments and prepayments, the principal balances of the 2001 Note and the 2003 Note were $1,900,000 and $1,610,000, respectively, as of December 31, 1997.


FINANCIAL POSITION

     Assets. At December 31, 1997, the Company's available-for-sale fixed maturities had a fair value of $43,030,000 and amortized cost of $41,841,000. The available-for-sale portfolio consists of fixed maturities and equity securities that the Company, given the proper market condition, would sell prior to maturity. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes and adjustments to deferred policy acquisition costs, reflected as a separate component in shareholders' equity. Effective December 31, 1995, the Company transferred all of its "held-to-maturity" fixed maturities to the "available-for-sale" fixed maturities portfolio. The Company's fixed maturities portfolio decreased approximately 11% in 1997 and increased 4% in 1996, on an amortized cost basis. The 1997 decrease resulted primarily from increasing its positions in the favorable equities market and somewhat higher year-end cash balances, while the 1996 increase resulted from a moderately lower year end cash position. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 1997.

Standard & Poor's Corporation Rating    Amortized Cost1  Fair Value 2
-------------------------------- ---------------------- -------------
Investment grade:
        AAA to A-                           $32,931,490   $33,642,109
                                                    000
        BBB+ to BBB-                          2,990,651     3,041,000
-------------------------------- ---------------------- -------------
Total investment grade                       35,922,141    36,683,109
Non-investment grade:
        BB+ to BB-                            3,856,945     4,306,000
        B+ to B-                              1,700,907     1,601,000
        CCC+ to C                               268,243       347,500
        CI to not rated                          92,416        92,000
-------------------------------- ---------------------- -------------
Total non-investment grade                    5,918,511     6,346,500
-------------------------------- ---------------------- -------------
Total fixed maturities                      $41,840,652   $43,029,609
-------------------------------- ---------------------- -------------

1 Net of  write-downs  on bonds  whose  decline in value is  believed to be other-than-temporary
2 Fair values as of December 31, 1997 were obtained from the Company's investment advisor's portfolio review, which used market prices from Shaw Data Services.

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

     Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 1997.

                                   Non-Investment Grade
December 31, 1997                Book Value       Fair Value
---------------------------  -------------- ----------------
Largest                            $504,920         $816,000
Second largest                      553,337          660,000
Third largest                       635,907          570,000
Fourth largest                      500,000          550,000
---------------------------  -------------- ----------------
Total                            $2,194,164       $2,596,000
---------------------------  -------------- ----------------

     The Company had no guarantee or other type of investment associated with the issuers represented above.

     The Company's investment in equity securities increased $4,929,000 and $6,979,000 during 1997 on a cost (net of write-downs) and fair value basis, respectively, after increasing $2,822,000 and $2,221,000 on the same basis in 1996. As of December 31, 1997, there were $2,929,000 of net unrealized gains in equity securities, as compared with $878,000 and $1,480,000 at December 31, 1996 and December 31, 1995, respectively. One security represented $372,000 of such gains at December 31, 1997.

     The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management's opinion are other-than-temporary. These reviews resulted in the recognition of impairment losses on equity securities totaling $233,000 during 1997 ($91,000 and $142,000 for the first and fourth quarters, respectively). In addition, $75,000 of impairment losses were recognized on fixed maturities in the fourth quarter of 1997. During 1997, equity securities were sold which contained impairment writedowns of $505,000.

     As more extensively discussed under Consolidated Results and Analysis, below, the Company realized significant net capital gains from its marketable investments over the three-year period ended December 31, 1997. Management believes these net gains, which total $4,397,000, [$2,193,000, $915,000, and $1,289,000 for 1997, 1996 and 1995, respectively], are greater than would have been obtained from a more conservative investment strategy involving only investment grade bonds. The Company's strategy has in some years subjected it to fluctuations in income and shareholders' equity of a magnitude significantly larger than would be anticipated under a more conservative investment strategy. Net capital gains or losses for a given period are not necessarily indicative of those for future periods.

     Citizens Security owns the building in which the Company and Citizens Security maintain their home offices. Approximately 79% of the building is leased to third-party tenants. An appraisal obtained during 1996 indicates that the current market value of the property is approximately $1,700,000 higher than its carrying value.

     The Company has maintained relatively high balances in cash and short-term securities over the past several years, principally due to the uncertainty as to future interest rates and in anticipation of potential surrenders and withdrawals. The increase in the December 31, 1997 balance to $6,181,000 is primarily a coincidental result of active management investment decisions. It is anticipated that such balance will average less than $3,000,000 during 1998.

     At December 31, 1997, the Company holds a $156,000 mortgage loan from a real estate limited partnership in which the Company also has a 20% equity interest. The mortgage loan, maturing March 31, 1998, permits revolving credit advances, not to exceed at any time, the lesser of $750,000 or 80% of the collateral fair value. Stockholders of the partnership's general partner personally guarantee 80% of the loan.

     Liabilities. A comparison as of December 31, 1997, 1996 and 1995 of contract reserves for future policy benefits is shown below.


Year Ended December 31                         1997             1996              1995
---------------------------------- ---------------- ----------------  ----------------
Ordinary Life                           $40,681,920      $39,566,891       $39,515,527
Accident and Health                       1,547,599        1,934,980         1,913,638
---------------------------------- ---------------- ----------------  ----------------
Total                                   $42,229,519      $41,501,871       $41,429,165
---------------------------------- ---------------- ----------------  ----------------

     The 1997 increase in ordinary life reserves reflects normal interest and net sales growth. The 1996 ordinary life reserve change reflects a $780,000 reduction associated with refinement of purchase GAAP accounting. The December 31, 1997 decline in accident and health reserves is primarily attributable to reduced group disability volume, most of which is reinsured, along with improved group dental loss experience and reductions in individual accident and health volumes.

     Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 1997.


Year Ended December 31, 1997           Total       Annuity Universal Life         Other
----------------------------- -------------- ------------- -------------- -------------
Beginning Balance                $15,930,271    $9,490,085     $5,276,623    $1,163,563
Deposits                             787,910       326,696        442,235        18,979
Withdrawals                      (2,093,351)   (1,195,521)      (771,540)     (126,290)
Interest credited                    914,061       560,498        298,710        54,853
----------------------------- -------------- ------------- -------------- -------------
Ending Balance                   $15,538,891    $9,181,758     $5,246,028    $1,111,105
----------------------------- -------------- ------------- -------------- -------------

     Annuity balances decreased $308,000 in 1997 after increasing by $32,000 in 1996. This decrease is partially attributable to a reduction in annuity interest crediting rates during 1997. The 1997 changes in Universal Life and Other policyholder deposit balances were very similar to the 1996 changes.

CONSOLIDATED RESULTS AND ANALYSIS

     Premiums and Other Considerations. The following table presents premiums and other considerations received during the past three fiscal years.


Year Ended December 31                1997              1996               1995
------------------------ ----------------- -----------------  -----------------
Traditional life                $8,009,550     $   8,256,967       $  4,420,143
Universal life                     544,603           571,831            518,710
Group life                         550,791           636,689            758,578
Annuity                             22,851            24,864             29,339
------------------------ ----------------- -----------------  -----------------
Total life and annuity           9,127,795         9,490,351          5,726,770
Accident and health              8,563,082         8,457,272          6,345,199
------------------------ ----------------- -----------------  -----------------
Total accident and health      $17,690,877       $17,947,623        $12,071,969
------------------------ ----------------- -----------------  -----------------

     The Company's life and annuity premium decreased approximately 3.8% in 1997, approximately half of which was attributable to home service (former Integrity business), one-quarter attributable to group life, and the remaining one- quarter to broker-sold traditional life and Universal life. The 66% life and annuity premium increase in 1996 was essentially all attributable to the Integrity acquisition.

     The 1997 home service premium decline is partially attributable to the loss of Integrity's licenses in New Jersey and Delaware at the merger date and some agent concern with more structured underwriting practices. Prior to the merger, New Jersey accounted for more that 14% of Integrity's individual life insurance premium. Citizens Security successfully obtained licenses to transact business in Delaware in early 1997 and in New Jersey during late 1997. However, New Jersey did not approve marketing of Citizens Security's insurance products until early 1998. The Company is planning a reintroduction of its individual life products and newly developed disability products to the New Jersey agents in the second quarter and third quarter of 1998, respectively. Additionally, the Company has developed a number of product enhancements, agent referral programs and sales incentives during 1997 which management believes will result in favorable home service growth trends during 1998.

     The Company experienced some decline in the sale of its graded death benefit products during 1997. The graded death benefit product, which is sold primarily through the broker market, returns premiums paid, plus interest compounded at an annual rate of 10% if the insured dies of natural causes during the first three years the policy is in force. After three years, and during the first three years if the insured dies of an accidental cause, the benefit payable is the face amount of the policy. This three-year return of premium product replaced Citizens Security's more liberal two-year return of product during mid-1997. As expected, sales were initially dampened by the lengthened return- of-premium period, along with the addition of an "at work" question on the policy application. However, during the fourth quarter of 1997, a simplified issue product was added, as a companion to the graded death benefit product. The companion products were very favorably received by the broker market. Their introduction allows the agent to offer a more extensively underwritten policy to their qualifying customers at a lower premium rate, while preserving the availability of insurance for other customers through the more conservative benefit structure of the three-year graded death benefit product. The Company believes these products will permit significant additional penetration into the "final expense market."

     Accident and health premiums increased approximately 1.3% during 1997. This change includes a 3.4% increase in dental premium, partially offset by a decline in individual accident and health and group disability premium. During 1996, accident and health premiums increased 33.3%. Approximately three-quarters of the 1996 increase related to the dental business, while the remaining portion was primarily attributable to the acquired Integrity individual accident and health business. From 1994 through 1996, the Company significantly expanded sales of dental insurance to public education groups. During 1997, the Company improved its claim ratios by issuing significant rate increases to many of the new groups; however, as expected, some of these groups elected to cancel their coverage.

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

     Investment income yields were 5.4%, 5.9%, and 6.7% for 1997, 1996, and 1995, respectively. The investment income yield declines in 1997 and 1996 resulted primarily from higher equity security balances, recognition of gains on fixed maturity securities, and somewhat higher than average cash and short-term balances.

     As noted above, although increased equity security balances have dampened investment income yields and segment operating income results, total return performance for the past three years has been very favorable. As illustrated below, during the past three years the Company's equity securities have generated approximately $5,800,000 of additional pre-tax return, above a hypothetical 6.5% fixed-maturity return. After direct expenses, the Company's equity security portfolio has averaged a pretax total return of 30.5% for each of the past three years.


                           Equity Portfolio - Pretax Total Return
--------------------------------------------------------------------------------------------
Year Ended December       Total/Average              1997              1996             1995
31
---------------------  ---------------- ----------------- ----------------- ----------------

Average Equities Cost        $8,119,247       $11,585,228        $7,125,001       $5,647,512
---------------------  ---------------- ----------------- ----------------- ----------------

Realized Gains1              $4,723,984        $2,773,809          $792,009       $1,158,166
Change in Unrealized
   Gains (Losses)             2,800,687         2,050,241         (601,195)        1,351,641
Dividends                       718,520           317,699           152,025          248,796
---------------------  ---------------- ----------------- ----------------- ----------------
Gross Return                  8,243,191         5,141,749           342,839        2,758,603

Direct Expenses               (819,216)         (581,930)          (51,875)        (185,411)
---------------------  ---------------- ----------------- ----------------- ----------------
Net Return                    7,423,975         4,559,819           290,964        2,573,192
6.5% Base Return            (1,583,253)         (753,040)         (463,125)        (367,088)
---------------------  ---------------- ----------------- ----------------- ----------------
Excess Return                $5,840,722        $3,806,779       $ (172,161)       $2,206,104
---------------------  ---------------- ----------------- ----------------- ----------------

Total Return - Gross             33.84%            44.38%             4.81%           48.85%
Total Return - Net               30.48%            39.36%             4.08%           45.56%

     1 Excludes adjustments for incentive and guaranty fees incurred by the Company for investment management services.

     Net realized gains on equity securities were $2,132,000, $697,000, and $973,000 for 1997, 1996, and 1995, respectively. These amounts reflect the direct expenses shown above, as well as reductions for amortization of deferred policy acquisition costs of $59,904 and $43,260 in 1997 and 1996, respectively. Also included in gross realized losses during 1997, 1996 and 1995 are adjustments to the carrying value of available-for-sale equity securities of $232,544, $666,871, and $561,135, respectively, relating to declines in value which were considered by management to be other than temporary. The equity portfolio had $2,929,000 of net after-tax unrealized gains as of December 31, 1997 compared to net after-tax unrealized gains of $878,000 and $1,480,000 at December 31, 1996 and 1995, respectively.

     Segment Earnings. 1997 income before federal income tax increased by $1,135,000 [85%], to $2,471,000, while 1996 income before federal income tax increased by $594,000 [80%], to $1,336,000. The 1997 increase resulted from a $1,278,000 increase in net realized capital gains and a $143,000 decrease in operating income. The 1997 decrease in operating income resulted primarily from somewhat less favorable home service mortality and persistency and the increased equity positions noted above. The 1996 increase resulted from a $374,000 decrease in net realized capital gains and a $968,000 increase in gain from operations. The $968,000 increase in operating income resulted primarily from successful completion of the Integrity acquisition.

     Shown below is segment operating income (loss) before realized gains on investment securities and federal income taxes for 1997, 1996, and 1995.


Year Ended December 31              1997           1996            1995
--------------------------- ------------  ------------- ---------------
Life and Annuity              $ (92,879)       $170,886      $(803,376)
Accident and Health              370,443        249,678         256,071
--------------------------- ------------  ------------- ---------------
Total                          $ 277,564       $420,564      $(547,305)
--------------------------- ------------  ------------- ---------------

     The 1997 decrease of $264,000 in Life and Annuity segment operating income was principally attributable to less favorable home service mortality and persistency, partially offset by mortality improvement in broker-sold business. The 1996 increase of $974,000 in Life and Annuity segment operating income was principally attributable to successfully completing the integration of Integrity's operations in 1996 and certain nonrecurring costs in 1995.

     The 1997 increase of $121,000 in Accident and Health segment operating income was principally attributable to improvement in the group dental claims ratio, partially offset with lower margins on group disability and individual accident and health business. The 1996 decrease of $6,000 in Accident and Health segment operating income was principally attributable to inclusion of Integrity's individual accident and health business and improvement in the loss ratios for the Company's individual cancer products, substantially offset by higher claim ratios and expense volumes on group dental products.

     Shown below is a comparison of the contribution of the Company's primary group accident and health products toward profit and overhead (direct premium minus: claims, change in reserves and commissions) and loss ratios for the years ended December 31, 1997, 1996 and 1995.


                                   Contribution Margin                          Loss Ratio
                          -------------------------------------      ---------------------------------
Year Ended December 31           1997         1996         1995             1997       1996       1995
31
------------------------- ----------- ------------ ------------ ---- ----------- ---------- ----------
Group Dental               $1,150,921    $ 741,525    $ 939,857            71.0%     75.6 %      68.6%
Group Disability          $     61,653   $ 116,167   $   61,788            10.8%     (3.4)%      42.7%
Individual                $   485,648    $ 569,824    $ 347,585            45.4%     42.8 %      43.7%

     The 1997 improvement in dental's contribution is the result of a 3.4% increase in premium and a 4.6% decline in the loss ratio. The 1997 increase in premium is principally attributable moderate growth in new cases and premium increases for a number of groups with excessive claim rations, partially offset by termination of groups with unacceptable claim ratios. The 4.6% improvement in the loss ratio resulted from a number of initiatives, including reconfiguring products to provide additional margins for certain more costly dental procedures, engaging a company to provide expert assistance with the ongoing adjudication of judgmental claims, and implementing a program of aggressive renewal underwriting and rerating. Dental's 1996 contribution margin decline resulted primarily from a 7.0% increase in the loss ratio offset by a 29% increase in premium. These results were primarily driven by aggressively pricing products in order to attract new cases, principally in the public education sector.

     The 1997 group disability contribution margin of $61,653 was generated from only $104,000 of net premium. The 1997 contribution margin decline resulted from a 30% reduction in premium and the loss ratio increase noted above.

     The 1996 group disability contribution margin increase resulted from a significant reduction in reported claims, as indicated by the above loss ratios.

     The 1997 individual accident and health margin decline resulted primarily from a 10% reduction in premium and the modest loss ratio increase noted above. The 1996 margin improvement resulted from approximately $100,000 of additional margins from the acquired Integrity business and $50,000 of additional margins from the cancer product's performance.

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

     Statutory Insurance Information. For insurance regulatory and rating purposes, Citizens Security reports on the basis of statutory accounting principles ("SAP"). During 1996, A.M. Best Company upgraded Citizens Security's rating to B- from C++, based upon information through December 31, 1995. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income, net operating income, statutory capital and surplus, asset reserves, and capital ratios for Citizens Security for the five years ended December 31, 1997.


                                          Net     Statutory          Asset
    Year Ended             Net      Operating   Capital and      Valuation     Capital
   December 31          Income         Income       Surplus      Reserves1      Ratio2
------------------  ----------  ------------- ------------- -------------- -----------
       1997         $1,708,884       $762,357    $9,627,479     $2,753,064      18.22%
       1996         $3,062,421       $871,089    $9,145,830     $1,426,918      16.05%
       1995 3       $  883,003       $494,588    $8,406,313     $1,087,020      14.63%
       1994         $  591,998       $296,809    $5,651,136    $   768,664      18.46%
       1993         $1,381,537       $126,887    $5,690,048     $1,648,343      20.08%

     1 Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders' surplus to reduce the impact of realized and unrealized investment losses. 2 Represents Statutory Capital and Surplus plus Asset Valuation Reserves divided by invested assets plus cash. 3 Statutory Capital and Surplus amounts and Asset Valuation Reserve amounts include Integrity beginning in 1995, while Income amounts include Integrity beginning in 1996.

     During 1997, statutory capital and surplus and asset reserves increased by approximately $1,808,000. This increase resulted primarily from $1,709,000 of statutory net income and $1,130,000 of unrealized investment gains, partially offset by a $1,050,000 redemption of Citizens Security's preferred capital stock.

     During 1996, capital and surplus and asset reserves increased by approximately $1,079,000. This increase resulted primarily from statutory net income of $3,062,000 and unrealized investment losses of $904,000, partially offset by a $1,000,000 redemption of Citizens Security's preferred capital stock. Net income earned in 1996 includes an approximate $1,200,000 net gain from an investment transaction between Citizens Security and an affiliate.

     The merger of Integrity into Citizens Security resulted in $1,832,000 of the increase in statutory capital and surplus in 1995. The remaining $924,000 increase was the result of operating income and unrealized investment gains partially offset by $945,000 of dividends paid to the Company.

     The decrease in statutory capital and surplus and asset reserves in 1994 was due to unrealized losses in the equity portfolio offset to an extent by increased operating income.

     Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first year premiums. Accordingly, a statutory loss often occurs on these sales the first year of the policy. Citizens Security's first year sales of these type of products have not been of a magnitude to have a significant impact on statutory surplus.

     Impact of Year 2000. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium notices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $100,000, which includes $25,000 for the purchase of new software that will be capitalized and $75,000 of non-incremental, internal costs that will be expensed as incurred. The direct cost of modifying the Company's two primary insurance administrative systems (individual and group) is included in annual maintenance fees which total approximately $25,000 per year. To date, the Company has incurred and expensed approximately $25,000 ($7,000 capitalized), primarily for modifying peripheral programs associated with its individual life insurance administrative system and purchase of a general leger software package upgrade.

     The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Notwithstanding the Company's efforts, its ability to function unaffected to and through the year 2000 may be adversely affected by actions (or failure to act) of third parties.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


CASH FLOW AND LIQUIDITY

     During 1997, the Company generated $2,191,000 of positive cash flow from operations compared to $1,570,000 in 1996 and $2,664,000 in 1995. The 1997
increase of $621,000 resulted from a significant improvement in group dental claim ratios and growth in other liabilities at December 31, 1997. The 1996 decrease of $1,094,000 resulted from a significant reduction in accrued expenses that were outstanding at December 31, 1995 related to the Integrity acquisition, partially offset by additional Integrity operating margins.

     At December 31, 1997, the Company generated $518,394 of funds from brokerage account advances. 1997 cash payments on bank notes include $140,000 of prepayments and exclude a $75,000 scheduled installment that was prepaid in late 1996. In order to enhance net investment spreads, during late 1996 the Company elected to repay an outstanding $4,202,000, 8% mortgage loan, the majority of which was due in 1998. In addition, during 1996, $825,000 of bank note prepayments were made, including the $75,000 installment noted above.

     As indicated above, the Company expects to complete the acquisition of United Liberty Life Insurance Company during 1998 at a purchase price of $6.4 million. It is anticipated that approximately half of the purchase price will be financed with additional bank borrowings while the remaining half will be funded with cash from Citizens Security's investment portfolio.

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

     Citizens Security's most recent testing process, which was completed in March, 1998, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-20 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of Citizens Security to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing completed in March of 1998, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Citizens Security's business could negatively impact testing results and require the initiation of corrective measures.

     Any necessary corrective measures could take one or more forms. The duration of existing assets might not match well with those of the liabilities. Certain liabilities, such as those associated with indemnity accident and health, short-term disability and group dental products, are short-term in nature and are best matched with cash and short- term investments. By contrast, whole life insurance, which involves lifetime obligations, is usually best matched by longer duration maturities. In the event there are insufficient assets of these types, a repositioning of the investment portfolio might be undertaken.

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

     The above discussion centers around asset management. Other possible corrective measures might involve liability realignment. The Company's marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company's current liquidity, current bond portfolio maturity distribution and positive cash flow from operations give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service debt, dividends, redemption of preferred stock, and other expenses by:

        -Management fees charged to Citizens Security.

     -Dividends from Citizens Security, which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the Kentucky Department of Insurance.

     -Redemption of Citizens Security preferred stock as necessary, with such redemption also requiring approval by the Kentucky Department of Insurance.


FORWARD-LOOKING INFORMATION

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

     The statements contained in this "Management's Discussion and Analysis or Plan of Operations," and statements contained in future filings with the Securities and Exchange Commission and publicly-disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or actual results will not be significantly different from that set forth in such forward- looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

     The Company operates in a highly competitive business environment, and its operations could be negatively affected by matters discussed under Item 1. "Description of Business -- Competition".

                                 ITEM 7.  FINANCIAL STATEMENTS

                                 INDEX TO FINANCIAL STATEMENTS
                        CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES

Financial Statements For Full Fiscal Years                                 Page

        Report of Independent Auditors....................................   24

        Consolidated Statements of Operations for the
        years ended December 31, 1997, 1996 and 1995 .....................   25

        Consolidated Statements of Financial Condition at
        December 31, 1997 and 1996........................................   26

        Consolidated Statements of Shareholders' Equity
        for the years ended December 31, 1997, 1996 and 1995..............   28

        Consolidated Statements of Cash Flows for the
        years ended December 31, 1997, 1996 and 1995......................   29

        Notes to Consolidated Financial Statements........................   30

                                REPORT OF INDEPENDENT AUDITORS



The Shareholders and Board of Directors
Citizens Financial Corporation


     We have audited the consolidated financial statements of Citizens Financial Corporation and subsidiaries listed in the accompanying index to financial statements at Item 7. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Louisville, Kentucky
March 24, 1998

Consolidated Statements of Operations
                                                   Citizens Financial Corporation and Subsidiaries

Year Ended December 31                                        1997            1996            1995
---------------------------------------------------- -------------  -------------- ---------------
Revenues:
   Premiums and other considerations                   $18,790,483     $18,941,875     $12,925,088
   Premiums ceded                                      (1,099,606)        (994,252)      (853,119)
---------------------------------------------------- -------------  -------------- ---------------
     Net premiums earned                                17,690,877      17,947,623      12,071,969
   Net investment income                                 3,808,938       4,158,282       2,852,884
   Net realized investment gains                         2,193,148         915,062       1,288,536
   Other income                                              8,880          29,218          73,188
---------------------------------------------------- -------------  -------------- ---------------
Total Revenues                                          23,701,843      23,050,185      16,286,577

Benefits and Expenses:
   Policyholder benefits                                11,736,457      11,845,025       7,685,979
   Policyholder benefits ceded                           (834,426)        (734,082)       (649,116)
---------------------------------------------------- -------------  -------------- ---------------
     Net benefits                                       10,902,031      11,110,943       7,036,863
   Increase in net benefit reserves                        789,135         680,263         405,035
   Interest credited on policyholder deposits              914,061         916,494         896,247
   Commissions                                           3,762,482       3,956,075       2,887,398
   General expenses                                      3,902,603       3,899,708       3,342,096
   Interest expense                                        341,275         784,325         470,894
   Policy acquisition costs deferred                     (982,333)     (1,189,993)        (932,746)
   Amortization expense:
     Deferred policy acquisition costs                     736,633         911,543         790,140
     Value of insurance acquired                           584,993         390,688         419,516
     Goodwill                                               20,962          20,962          20,962
   Depreciation expense                                    259,289         233,551         208,941
---------------------------------------------------- -------------  -------------- ---------------
Total Benefits and Expenses                             21,231,131      21,714,559      15,545,346
Income before Federal Income Tax                         2,470,712       1,335,626         741,231
Federal Income Tax (Expense)                             (482,500)       (226,303)         (9,000)
---------------------------------------------------- -------------  -------------- ---------------
Net Income                                               1,988,212       1,109,323         732,231
Dividends on Redeemable Convertible Preferred Stock      (407,000)       (402,214)             ---
---------------------------------------------------- -------------  -------------- ---------------
Net Income Applicable to Common Stock                 $  1,581,212   $     707,109   $     732,231
---------------------------------------------------- -------------  -------------- ---------------
Net Income Per Common Share:
   Basic                                              $       1.47   $        0.66   $     0.68
   Diluted                                            $       1.10   $        0.62   $     0.67
---------------------------------------------------- -------------  -------------- ---------------

See Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Condition




December 31                                                                           1997             1996
------------------------------------------------------------------------  ---------------- ----------------
ASSETS

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $41,840,652
        and $47,238,559  in 1997 and 1996, respectively)                       $43,029,609      $47,040,591
      Equity securities  (cost of $12,014,105
        and $7,085,104 in 1997 and 1996, respectively)                          14,942,792        7,963,550
   Investment real estate                                                        3,890,961        3,938,806
   Mortgage loans on real estate                                                   170,536          176,636
   Policy loans                                                                  2,943,148        2,852,670
   Short-term investments                                                          572,492          893,410
------------------------------------------------------------------------  ---------------- ----------------
Total Investments                                                               65,549,538       62,865,663





Cash and cash equivalents                                                        6,180,576        2,805,717
Accrued investment income                                                          710,673          772,689
Reinsurance recoverable:
   Paid benefits and losses                                                         82,702          231,648
   Unpaid benefits, losses and IBNR                                              1,537,270        1,579,926
Premiums receivable                                                                442,846          491,330
Property and equipment                                                           1,295,917        1,265,948
Deferred policy acquisition costs                                                3,819,678        3,791,939
Value of insurance acquired                                                      4,496,872        5,081,865
Goodwill                                                                           104,814          125,766
Other assets                                                                       528,956          502,204
Deferred federal income tax                                                            ---          748,013
------------------------------------------------------------------------  ---------------- ----------------
Total Assets                                                                   $84,749,842      $80,262,708
------------------------------------------------------------------------  ---------------- ----------------

See Notes to Consolidated Financial Statements.

                                 Citizens Financial Corporation and Subsidiaries

December 31                                                                         1997             1996
------------------------------------------------------------------------  -------------- ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Policy liabilities:
   Future policy benefits                                                    $42,229,519      $41,501,871
   Policyholder deposits                                                      15,538,891       15,930,271
   Policy and contract claims                                                  1,220,023        1,210,393
   Unearned premiums                                                             160,107          183,613
   Other                                                                         190,243          214,305
------------------------------------------------------------------------  -------------- ----------------
Total Policy Liabilities                                                      59,338,783       59,040,453

Notes payable                                                                  3,510,000        4,095,869
Accrued expenses and other liabilities                                         2,763,849        1,982,024
Federal income tax payable                                                       263,500          527,000
Deferred federal income tax                                                      508,918              ---
------------------------------------------------------------------------  -------------- ----------------
Total Liabilities                                                             66,385,050       65,645,346

Commitments and Contingencies

Redeemable Convertible Preferred Stock (370 shares issued and
    outstanding)                                                               4,043,907        4,043,907

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized; 1,275,724 shares issued
         and outstanding                                                       1,275,724        1,275,724
   Additional paid-in capital                                                  5,198,250        5,198,250
   Unrealized appreciation of investments                                      2,594,998          428,780
   Retained earnings                                                           5,814,215        4,233,003
   Common stock held in treasury - at cost (200,109 shares)                     (562,302)        (562,302)
------------------------------------------------------------------------  -------------- ----------------
Total Shareholders' Equity                                                    14,320,885       10,573,455
------------------------------------------------------------------------  -------------- ----------------
Total Liabilities and Shareholders' Equity                                   $84,749,842      $80,262,708
------------------------------------------------------------------------  -------------- ----------------

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
                                                           Citizens Financial Corporation and Subsidiaries


                                                                 Net Unrealized
                                                                  Appreciation                    Common Stock
                                                    Additional   (Depreciation)                     Owned by
                                       Common        Paid-in    of Available-for-    Retained      Wholly-owned
                                        Stock        Capital     Sale Securities     Earnings      Subsidiary
Balance at January 1, 1995             $1,275,724    $5,198,250         $(157,800)   $2,793,663         $(562,302)
     Net income                               ---           ---               ---       732,231
   Net unrealized appreciation of
   available-for-sale securities              ---           ---         2,029,452           ---               ---
Balance at December 31, 1995            1,275,724     5,198,250         1,871,652     3,525,894          (562,302)
   Net income                                 ---           ---               ---     1,109,323               ---
   Net unrealized depreciation of
   available-for-sale securities              ---           ---        (1,442,872)          ---               ---
   Preferred stock dividends                  ---           ---               ---      (402,214)              ---
Balance at December 31, 1996            1,275,724     5,198,250           428,780     4,233,003          (562,302)
   Net income                                 ---           ---                       1,988,212               ---
   Net unrealized appreciation of
   available-for-sale securities              ---           ---         2,166,218           ---               ---
   Preferred stock dividends                  ---           ---                        (407,000)              ---
Balance at December 31, 1997           $1,275,724    $5,198,250        $2,594,998    $5,814,215         $(562,302)
----------------------------------- -------------  ------------ -----------------  ------------ -----------------

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
                                                             Citizens Financial Corporation and Subsidiaries

Year Ended December 31                                                   1997         1996            1995

Cash Flows from Operations:
Net income                                                         $1,988,212   $1,109,323   $     732,231
Adjustments to reconcile net income to net cash flows from operations:
  Increase in benefit reserves                                        704,142      791,089         706,719
  Increase in claims liabilities                                        9,630       70,616         179,910
  (Increase) decrease in reinsurance recoverable:
    Paid benefits                                                     148,946    (139,875)          63,896
    Unpaid benefits                                                    42,656    (111,513)       (238,738)
  Interest credited on policyholder deposits                          914,061      916,494         896,247
  Provision for amortization and depreciation, net of deferrals       619,544      366,751         506,813
  Amortization of premium and accretion of discount on securities
  purchased, net                                                      (7,438)     (16,822)        (51,785)
  Net realized investment gains                                   (2,193,148)    (915,062)     (1,288,536)
  Decrease (increase) in accrued investment income                     62,016    (135,931)         192,806
  Change in other assets and other liabilities                         24,919    (598,883)       1,095,030
  Deferred federal income taxes                                       141,000    (273,175)       (151,000)
  Federal income taxes payable                                      (263,500)      506,837          20,163
Net Cash Flows Provided by Operations                               2,191,040    1,569,849       2,663,756

Cash Flows from Investment Activities:
Securities available-for-sale:
  Purchases - fixed maturities                                    (3,011,750) (24,651,316)     (6,663,541)
  Sales - fixed maturities                                          8,492,083   23,033,577       2,018,858
  Purchases - equity securities                                  (24,800,144) (20,301,373)    (12,431,696)
  Sales - equity securities                                        22,570,580   18,316,750      15,480,434
Securities held-to-maturity:
  Purchases                                                               ---          ---     (1,228,594)
  Maturities                                                              ---          ---       4,731,524
Short-term investments sold (acquired), net                           320,918     (72,139)       2,670,671
Repayments of mortgage loans                                            6,100        7,299         286,038
Additions to real estate                                             (77,983)     (24,396)        (65,583)
Additions to property and equipment, net                            (163,430)    (185,501)       (110,998)
Investment management and brokerage account fees                    (249,841)    (297,453)             ---
Increase in net broker receivable                                    (95,000)    (154,269)        (44,775)
Other investing activities, net                                      (27,798)    (132,274)          56,280
Purchase price of Integrity National Life Insurance Company
 in excess of cash and cash equivalents acquired                          ---          ---     (3,679,184)
Net Cash Provided by (Used In) Investment Activities                2,963,735  (4,461,095)       1,019,434

Cash Flows from Financing Activities:
Policyholder deposits                                                 787,910      818,849         931,477
Policyholder withdrawals                                          (2,093,351)  (1,730,273)     (2,242,256)
Net proceeds from brokerage account loans                             518,394          ---             ---
(Payments) proceeds on notes payable - guarantor                    (220,869)       15,543         205,326
Payments on notes payable - bank                                    (365,000)  (5,226,656)     (1,571,480)
Dividends on nonredeemable convertible preferred stock              (407,000)    (300,464)             ---
Issuance of redeemable convertible preferred stock                        ---    2,343,000       1,700,907
Proceeds from bank borrowing                                              ---          ---       6,400,000
Other                                                                     ---          ---       (251,485)
Net Cash Flows Provided by (Used In) Financing Activities         (1,779,916)  (4,080,001)       5,172,489
Net Increase (Decrease) in Cash and Cash Equivalents                3,374,859  (6,971,247)       8,855,679
Cash and Cash Equivalents at Beginning of  Year                     2,805,717    9,776,964         921,285
Cash and Cash Equivalents at End of Year                           $6,180,576   $2,805,717    $  9,776,964
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. Citizens Financial Corporation is a holding company that engages in the business of life insurance, annuities and accident and health insurance through its wholly-owned subsidiary, Citizens Security Life
Insurance Company ("Citizens Security"). Citizens Security offers life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents.

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

     Citizens Security is licensed to sell products in the District of Columbia and 19 states primarily located in the south and southeast. Citizens Security markets its portfolio of products through the personal producing general agent distribution system and presently has approximately 1,700 sales representatives, all of whom are independent agents and all, or substantially all, of whom also represent other insurers. Approximately 300 of these agents are former agents of Integrity Life Insurance Company ("Integrity") who specialize in the home service market. That market consists primarily of individuals who desire whole life policies with policy limits typically below $10,000.

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

     Investments. The Company classifies fixed maturities and equity securities as "available-for-sale". Available-for-sale securities are carried at fair value, with unrealized gains and losses included in shareholders' equity, net of applicable deferred taxes and adjustments to related deferred policy acquisition costs. Prior to December 31, 1995, the Company classified fixed maturities as "held-to-maturity" when the Company had the positive intent and ability to hold the securities to maturity. Held-to-maturity securities were carried at cost adjusted for amortization of premium or accretion of discount. Effective
December 31, 1995, the Company adopted the Financial Accounting Standards Board's Implementation Guide on Statement of Financial Accounting Standards (
SFAS) No. 115 ("Implementation Guide"). In accordance with the Implementation Guide, the Company reassessed the classification of its fixed maturities and equity securities and, accordingly, transferred all of its "held-to-maturity" fixed maturities to "available-for-sale." The fair value and amortized cost of the fixed maturities transferred on December 31, 1995, were $13,085,928 and $12,524,060, respectively. The effect of this transfer was to increase shareholders' equity by $370,833, net of deferred taxes of $191,035, at December 31, 1995. There was no effect on net income. In addition, upon acquisition of Integrity, the Company classified all of Integrity's fixed maturities and equity securities as "available-for-sale." Prior to the Company's acquisition of Integrity, Integrity did not prepare its financial statements in accordance with generally accepted accounting principals ("GAAP").

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

     Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 1997, was $1,376,653 ($1,117,364 at December 31, 1996).

     Goodwill and Value of Insurance Acquired. Goodwill represents the excess of the purchase price of a former wholly-owned subsidiary, which was merged into Citizens Security effective September 30, 1992, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 15 years using the straight-line method. At December 31, 1997, accumulated amortization was $151,178 ($130,216 at December 31, 1996).

     Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 1997, accumulated amortization was $2,109,180 ($1,524,187 at December 31, 1996).

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

     Participating insurance business at December 31, 1997, 1996 and 1995, constituted approximately 1% of ordinary life insurance in force and less than 1% of annualized ordinary life premium inforce. Participating dividends are determined at the discretion of the Board of Directors.

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

     Earnings Per Share. In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings pers share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS 128 requirements.

     Basic earnings per share amounts are based on the weighted average number of common shares outstanding during the year (1,075,615 in 1997, 1996 and 1995). Diluted earnings per share amounts assume conversion of all outstanding Class B Convertible Preferred Stock at a conversion price of $5.50 per share (see notes 7 and 8). The weighted average number of common shares outstanding, on a diluted basis is 1,815,615; 1,793,148; and 1,089,379; in 1997, 1996, and 1995,
respectively.

Note  2--ACQUISITIONS

United Liberty Life Insurance Company

     Effective December 12, 1997, the Company agreed to acquire 100% of the common stock of United Liberty Life Insurance Company (United Liberty) from Chaswil United Corporation, a privately-held Cincinnati-based insurance holding company. Initially, the terms called for a cash price of $7.8 million, subject to satisfactory completion of business and legal reviews and closing adjustments. Effective March 2, 1998, the purchase price was revised to $6.4 million and Chaswil agreed to retain approximately $2.0 million of United Liberty mortgage and real estate related assets as payment towards the purchase price. This transaction is subject to receipt of all necessary state and federal regulatory approvals. At December 31, 1997, United Liberty had statutory admitted assets of approximately $40 million and statutory capital and surplus of approximately $3.7 million (including approximately $328,000 of Asset Valuation Reserves). Historically, United Liberty's financial statements have not been prepared on a GAAP basis of accounting and are not currently available on that basis.

Integrity National Life Insurance Company

     On September 22, 1995, the Company acquired 98.85% of the common stock of Integrity from Southwestern Life Corporation ("Southwestern"), a Dallas-based insurance holding company (the "Integrity acquisition"). The Integrity acquisition was accounted for as a purchase with the results of Integrity's operations being included in the consolidated statements since the date of acquisition. Citizens Security acquired the remaining 1.15% of the common stock of Integrity in conjunction with the merger of Integrity into Citizens Security on December 31, 1995.

     The aggregate purchase price for the Integrity acquisition, was $9,419,000 (including net cost associated with the purchase of $437,000 and the purchase of minority shareholders stock as part of the merger discussed above). No goodwill was recorded relating to the acquisition.

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

     The Integrity acquisition was financed with the working capital of Citizens Security and with approximately $6,100,000 of the $6,400,000 of proceeds under a Term Loan Agreement dated as of September 22, 1995 between the Company and a commercial bank (the "Term Loan Agreement"). The Term Loan Agreement provides for a $4,400,000 note payable that originally matured on October 1, 2002; however, due to prepayments, it now matures on October 1, 2001 (the "2001 Note") and a $2,000,000 note payable that matures on October 1, 2003 (the "2003 Note") (see Note 6). In order to obtain required approvals from insurance regulatory authorities of the state of Pennsylvania, [i] the Company agreed to authorize a private placement of preferred stock to accredited investors, [ii] the Principal Shareholder of the Company provided a personal guarantee that at least $1,500,000 of the aforementioned preferred stock would be sold, and [iii] the Company agreed that at least $1,500,000 of the proceeds of such sale would be used to pay down the principal amount of the 2001 Note. The Company sold $1,727,000 of the preferred stock on December 15, 1995, and applied $1,500,000 of the proceeds to prepay the first installment of the 2001 Note (see Notes 6 and 7).

Note 3--INVESTMENTS

     The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other than temporary. Treasury bills having a carrying value of $342,219 as of December 31, 1996, are included below but reported as short-term investments and cash equivalents in the accompanying financial statements. There were no such investments as of December 31, 1997.

                                    Amortized                Gross Unrealized             Fair Value Losses
December 31, 1997                      Cost                    Gains Losses               (Carrying Value) Losses
-------------------------------- ---------------- -------------------------------------  -------------------
Fixed Maturities:
   U. S. government obligations     $   8,039,775       $     178,570      $      4,845         $  8,213,500
   Corporate securities                26,007,059             961,956           165,515           26,803,500
   Mortgage-backed securities           7,793,818             246,559            27,768            8,012,609
-------------------------------- ---------------- ------------------- -----------------  -------------------
   Total                             $ 41,840,652        $  1,387,085        $  198,128          $43,029,609
-------------------------------- ---------------- ------------------- -----------------  -------------------
Equity securities                    $ 12,014,105        $  3,245,854        $  317,167          $14,942,792
-------------------------------- ---------------- ------------------- -----------------  -------------------


 December 31, 1996
-------------------------------- -------------- ------------------- ----------------- -------------------
 Fixed Maturities:
    U. S. government obligations    $10,132,155        $     35,502         $ 210,194        $  9,957,463
    Corporate securities             25,663,794             308,374           312,780          25,659,388
    Mortgage-backed securities       11,784,829             120,605           139,475          11,765,959
-------------------------------- -------------- ------------------- ----------------- -------------------
    Total                           $47,580,778         $   464,481         $ 662,449         $47,382,810

-------------------------------- -------------- ------------------- ----------------- -------------------
 Equity securities                 $  7,085,104          $1,291,042         $ 412,596        $  7,963,550
-------------------------------- -------------- ------------------- ----------------- -------------------

     The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

     The annual change in net unrealized investment appreciation or depreciation, at December 31, 1997, 1996 and 1995, and the amount of net realized investment gain or loss included in net income for the respective years then ended are as follows:



Year Ended December 31                                                 1997            1996           1995
---------------------------------------------------------  ---------------- --------------- --------------
Fixed Maturities:
  Available-For-Sale:
     Change in net unrealized appreciation (depreciation)       $ 1,386,925    $ (1,745,362)    $1,930,776
     Net realized gain                                          $    61,173    $    218,188     $  300,777
  Held-To-Maturity:
     Change in net unrealized appreciation                      $       ---    $        ---     $  612,060
     Net realized gain                                          $       ---    $        ---     $   15,004
Equity Securities:
  Change in net unrealized appreciation (depreciation)          $ 2,050,241    $   (601,195)    $1,351,641
  Net realized gain                                             $ 2,131,975    $    696,874     $  972,755

     The amortized cost and fair value of investments in fixed maturities at December 31, 1997, by contractual maturity are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.


December 31, 1997                      Amortized Cost       Fair Value
------------------------------------  ---------------  ---------------
Due in one year or less                  $  2,883,520     $  2,891,000
Due after one year through five years      13,456,173       14,042,500
Due after five years through ten years     14,243,515       14,545,500
Due after ten years                         3,463,626        3,538,000
------------------------------------  ---------------  ---------------
Subtotal                                   34,046,834       35,017,000
Mortgage-backed securities                  7,793,818        8,012,609
------------------------------------  ---------------  ---------------
Total                                     $41,840,652      $43,029,609
------------------------------------  ---------------  ---------------

     Gross gains of $171,062, $551,881, and $376,889 and gross losses of $96,073, $317,685, and $18,892 were realized on the sale of available-for-sale fixed maturities during 1997, 1996 and 1995, respectively. Included in gross realized losses during 1997 is a net adjustment to the carrying value of available-for-sale fixed maturities of $75,000, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been reduced by $3,039 and $16,008 in 1997 and 1996 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $10,777 and $60,167 in 1997 and 1995, respectively, for incentive fees earned by the portfolio manager.

     Gross gains of $3,520,589,  $2,481,688,  and $2,372,076 and gross losses of
$746,780,   $1,689,679,   and   $1,213,910   were   realized   on  the  sale  of
available-for-sale equity securities during 1997, 1996 and 1995. Included in gross realized losses during 1997, 1996 and 1995 are adjustments to the carrying value of available-for-sale equity securities of $232,544; $666,871; and $561,135, respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been reduced by $59,904 and $43,260 in 1997 and 1996 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $581,930, $51,875, and $185,411 in 1997, 1996, and 1995, respectively, for incentive and guaranty fees earned by the portfolio manager and costs associated with operating a brokerage margin account. Under terms of this brokerage margin account, Morgan Stanley & Company, Inc. permits 50% of the value of securities held in the account to be purchased on margin, at a 6.625% interest rate. At December 31, 1997, $518,394 of margin advances were outstanding in this account and are included in the financial statements with accrued expenses and other liabilities.

     Net unrealized appreciation (depreciation) of available-for-sale securities is summarized as follows:


December 31                                                1997            1996
----------------------------------------------- --------------- ---------------
Net appreciation (depreciation) on available-for-sale:
  Fixed maturities                                   $1,188,957       $(197,968)
  Equity securities                                   2,928,687         878,446
Adjustment of deferred policy acquisition costs        (185,829)        (30,811)
Deferred income taxes                                (1,336,817)       (220,887)
----------------------------------------------- --------------- ---------------
Net Unrealized Appreciation                          $2,594,998       $ 428,780
----------------------------------------------- --------------- ---------------

     Investment management services are provided by a firm affiliated with certain board members and shareholders of the Company. Related fees for these services were $506,330, $30,000, and $275,578 in 1997, 1996 and 1995, respectively.

Major categories of investment income are summarized as follows:


Year Ended December 31                      1997            1996            1995
-------------------------------- --------------- --------------- ---------------
Fixed maturities                      $3,033,320     $3,361,210      $2,088,980
Equity securities                        317,699        152,025         248,796
Mortgage loans on real estate             16,321         18,298          18,975
Policy loans                             174,647        154,845         114,191
Investment real estate                   334,044        323,498         288,259
Short-term investments and other         148,421        367,324         206,596
-------------------------------- --------------- --------------  ---------------
Subtotal                              $4,024,452     $4,377,200      $2,965,797
Investment expenses                     (215,514)      (218,918)       (358,491)
-------------------------------- --------------- --------------- ---------------
Net Investment Income                 $3,808,938      $4,158,282      $2,607,306
-------------------------------- --------------- --------------- ---------------

     The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. At December 31, 1997 and 1996, the Company's largest investment in any entity (other than the U.S. Government) was $1,525,000 and $1,494,350, respectively, of Walt Disney Company fixed maturity securities. At December 31, 1997, the Company had no investments which had not been income producing for a period of at least twelve months prior to year end.

     Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $27,360,220, at December 31, 1997, placed on deposit at various financial institutions which are restricted from withdrawal without prior regulatory approval.

     The Company owns the building and land in which it currently resides and occupies approximately 21% of the building with the majority of the remaining space being leased to tenants. The accompanying financial statements reflect 21% of the building and its operating expense as property and equipment and general expense, respectively, with the remaining 79% as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 1997 and 1996 on the investment real estate portion of the building was $699,603 and $588,097, respectively.

     The Company leases office space to third party tenants under noncancellable lease agreements. Future minimum rental income is $668,606, $178,941, and $7,400 for years 1998 through 2000, respectively.

Note 4--VALUE OF INSURANCE ACQUIRED

     The value of insurance acquired is an asset which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. An analysis of the value of insurance acquired for the years ended December 31, 1997, 1996 and 1995 is as follows:


Year ended December 31                  1997            1996            1995
--------------------------- ----------------  -------------- ---------------
Balance at beginning of year      $5,081,865      $6,059,095      $  442,046
Purchase of Integrity                    ---        (586,542)      6,036,565
Accretion of interest                321,166         354,312         394,337
Amortization                        (906,159)       (745,000)       (813,853)
--------------------------- ----------------  -------------- ---------------
Balance at end of year            $4,496,872      $5,081,865      $6,059,095
--------------------------- ----------------  -------------- ---------------

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

     Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 1998 - $428,000; 1999
- $361,000; 2000 - $364,000; 2001 - $364,000; and 2002 - $344,000.

     Note 5--LIABILITY FOR ACCIDENT AND HEALTH UNPAID CLAIMS AND INCURRED, BUT NOT REPORTED CLAIMS PORTION OF RESERVES

     Activity in the accident and health liability portion of policy and contract claims ($384,162 and $425,095 at December 31, 1997 and 1996, respectively) and the incurred but not reported portion of accident and health reserves ($789,612 and $1,195,361 at December 31, 1997 and 1996, respectively) are summarized as follows:


Year Ended December 31                                 1997              1996
------------------------------------------ ---------------- -----------------
Balance at January 1                             $1,620,456        $1,663,701
     Less reinsurance recoverable                   576,015           735,100
------------------------------------------ ---------------- -----------------
Net balance at January 1                          1,044,441           928,601
Incurred related to:
     Current year                                 5,694,456         5,848,067
     Prior years                                        ---               ---
------------------------------------------ ---------------- -----------------
Total incurred                                    5,694,456         5,848,067
Paid related to:
     Current year                                 5,353,405         5,243,068
     Prior years                                    504,045           489,159
------------------------------------------ ---------------- -----------------
Total paid                                        5,857,450         5,732,227
Net balance at December 31                          881,447         1,044,441
     Plus reinsurance recoverable                   292,327           576,015
------------------------------------------ ---------------- -----------------
Balance at December 31                           $1,173,774        $1,620,456
------------------------------------------ ---------------- -----------------

Note 6--DEBT

Long term debt consists of the following:


December 31                                             1997              1996
------------------------------------------  ---------------- -----------------
Commercial bank note, prime plus 1/2%, due 2001   $1,900,000        $2,125,000
Commercial bank note, prime, due 2003              1,610,000         1,750,000
Subordinated guaranty note, prime, due 2003              ---           220,869

------------------------------------------  ---------------- -----------------
Total                                              3,510,000         4,095,869
Less: Current Portion                               (400,000)         (225,000)
------------------------------------------  ---------------- -----------------
Long Term Portion                                 $3,110,000        $3,870,869
------------------------------------------  ---------------- -----------------

     The two commercial bank notes were issued in 1995, to finance the Integrity acquisition. The notes were both originally issued at the bank's prime lending rate plus 1%, with interest payable quarterly. The 2001 Note and the 2003 Note had original note amounts of $4,400,000 and $2,000,000, respectively, and have outstanding balances at December 31, 1997 of $1,900,000 and $1,610,000, respectively. Remaining principal installments due on the 2001 Note total
$400,000 in 1998, and $500,000 each year thereafter through the year of maturity, 2001. Originally, this note also called for $500,000 of scheduled payments during 2002, however these installments were prepaid during 1996. The 2003 Note is to be repaid in three (3) consecutive quarterly installments of $500,000 each beginning on January 1, 2003, and a the final installment of $110,000 due on October 1, 2003. During 1996, the interest rate on the 2001 Note was reduced by 1/2% to prime plus 1/2%, while the interest rate on the 2003 Note was reduced by 1% to prime. No prepayments are permitted on the 2003 Note until the 2001 Note has been paid in full, except from proceeds of equity security offerings or other subordinated indebtedness. During 1997, the Company received approval to prepay $140,000 of principal on the 2003 Note. Additionally, $225,000 of scheduled installments on the 2001 note were paid in 1997, while the January 1, 1997 scheduled installment of $75,000 was paid in late 1996. The Company has pledged all of the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank notes. In addition, the Company's principal shareholder (the "Principal Shareholder"), who is also its Chairman and President, has personally guaranteed the 2003 Note.

     In consideration of the personal guarantee noted above, the Company entered into a Guarantor's Compensation Agreement (the "Guarantor's Compensation Agreement"), dated September 22, 1995, with its Principal Shareholder whereby the Company will pay an annual guaranty fee based on an applicable percentage of the outstanding principal balance of the 2003 Note on its date of issuance and each anniversary thereof. The applicable percentage ranged from 10% in the first two years and thereafter decreased in stages to 0.5% on the last anniversary before maturity, for an average of 4.21% over the term of the 2003 Note. However, the Guarantor's Compensation Agreement was amended as of September 22, 1996, to replace the annual guaranty fee with an Interim Fee equal to 15% of the net realized and unrealized investment gains and losses earned on the parent company's (nonconsolidated) investment portfolio during each of the twelve month periods ending September 30, 1998 and 1997. This 15% fee is reduced in proportion to average principal repayments on the 2003 Note. Accordingly, the applicable reduced rate was 12.075% for the three month period ended December 31, 1997, and 12.80% for the twelve months ended September 30, 1997. A guaranty fee of $36,119 has been accrued as of December 31, 1997 for the three month period then ended, and a guaranty fee of $133,464 was paid during 1997 for the twelve month period ended September 30, 1997.

     Annual guaranty fees will be paid in the form of non-negotiable promissory notes of the Company (the "Guaranty Notes"), except that the Interim Fees noted above are payable in cash 45 days after the period earned, unless the Company is unable to obtain any required consent from the holder of the commercial bank notes. The Guaranty Notes bear interest at the prime rate charged by a commercial bank, they are subordinated to the commercial bank notes, and they are payable at maturity of the 2003 Note. The Guarantor's Compensation Agreement also provides that the Company and the Principal Shareholder may agree to exchange the Guaranty Notes for securities of the Company on terms to be determined by a majority of the members of the Company's Board of Directors who are not affiliated with the Principal Shareholder. Effective September 22, 1995, the Company issued a Guaranty Note in the amount of $200,000 to the Principal Shareholder. Upon receiving consent from the holder of the commercial bank notes, the $200,000 Guaranty Note plus accrued interest of $29,743 was paid to the Guarantor on April 7, 1997.

     Cash paid for interest on debt was $367,539, $835,426, and $517,855 during 1997, 1996, and 1995, respectively; including $103,227 and $51,875 in 1997 and
1996, respectively, related to brokerage account borrowings.

Note 7--REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On January 19, 1996 and December 15, 1995, the Company issued 213 and 157 shares, respectively of 1995 Class B redeemable convertible preferred stock ("Preferred Stock"), for cash in the amount of $11,000 per share ($4,070,000 in the aggregate). Holders of the Preferred Stock are entitled to cumulative quarterly dividends, currently at the rate of $275 per share ($1,100 per annum). The Preferred Stock currently has a liquidation preference of $4,070,000 in the aggregate. The Preferred Stock is mandatorily redeemable in 12 equal quarterly installments beginning January 1, 2003. At the option of any holder, the Company must redeem any or all of such holder's Preferred Stock not later than January 1, 2002. The Company may call any or all of the Preferred Stock for redemption, at any time after January 1, 1999. It may also call any or all of the Preferred Stock for redemption at any time after January 1, 1998, if the market price for the Company's Class A Stock exceeds $8.25 per share for at least 20 out of 30 consecutive trading days. In each case, the redemption price is currently $11,000 per share. Until five (5) days prior to any redemption date, each share of the Preferred Stock is convertible into a specified number of shares of the Company's Class A Stock (currently 2,000). Holders of the Preferred Stock have the right to elect two (2) members of the Company's Board of Directors at any time that, and for as long as, the Company has failed to complete a required redemption or to pay dividends on the Preferred Stock for six (6) quarterly periods. The dividend rate, redemption price and conversion ratio are all subject to adjustment for any stock dividends, combinations, splits or similar changes affecting the Preferred Stock in the future.

Note 8--EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. See Note 7 above for additional disclosures regarding the outstanding preferred stock.



Year Ended December 31                                                   1997            1996           1995
-----------------------------------------------------------------  ------------- --------------- --------------
Numerator:
   Diluted:  Net income                                             $1,988,212      $1,109,323     $  732,231
             Less: Preferred stock dividends                           407,000         402,214            ---
-----------------------------------------------------------------  ------------- --------------- --------------
   Basic:    Net income applicable to common stock                  $1,581,212      $  707,109     $  732,231
                                                                       707,109
-----------------------------------------------------------------  ------------- --------------- --------------

Denominator:
   Basic:   Weighted average common shares                           1,075,615       1,075,615      1,075,615
            Plus: Assumed conversion of preferred stock                740,000         717,533         13,764
-----------------------------------------------------------------  ------------- --------------- --------------
   Diluted: Weighted average shares assuming preferred conversions   1,815,615       1,793,148      1,089,379
------------------------------------------------------------------ ------------- --------------- --------------

   Basic earnings per share                                         $     1.47      $     0.66     $     0.68
   Diluted earnings per share                                       $     1.10      $     0.62     $     0.67

     Options to purchase 5,000 shares of the Company's common stock at $9 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 9--FEDERAL INCOME TAXES

Federal income taxes consist of the following:



Year Ended December 31                        1997            1996           1995
--------------------------------- ----------------  --------------  -------------
Current tax expense                     $ (341,500)     $ (479,033)     $(160,000)
Deferred tax benefit (expense)            (141,000)        252,730        151,000

--------------------------------- ----------------  --------------  -------------
Federal income tax expense               $(482,500)     $ (226,303)    $   (9,000)
--------------------------------- ----------------  --------------  -------------

     Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:



December 31                                                   1997              1996
-------------------------------------------------  ---------------  ----------------
Deferred Tax Liabilities:
   Value of insurance acquired                          $1,528,936        $1,727,834
   Net unrealized gains on available-for-sale securities 1,336,817           220,887
   Other                                                   156,121           179,543
-------------------------------------------------  ---------------  ----------------
      Total deferred tax liabilities                     3,021,874         2,128,264

Deferred Tax Assets:
   Policy and contract reserves                          1,783,158         1,808,358
   Deferred policy acquisition costs                       285,193           438,105
   Fixed maturities and equity securities                  169,552           192,075
   Real estate                                             548,668           531,709
   Alternative minimum tax credit carry forwards           474,757           317,165
   Net operating loss carry forwards                       235,666           464,146
   Other                                                   212,272           118,170
-------------------------------------------------  ---------------  ----------------
      Total deferred tax assets                          3,709,266         3,869,728
      Valuation allowance for deferred tax assets       (1,196,310)         (993,451)
-------------------------------------------------  ---------------  ----------------
      Net deferred tax assets                            2,512,956         2,876,277

-------------------------------------------------  ---------------  ----------------
Net Deferred Tax Liabilities (Assets)                  $   508,918       $  (748,013)
-------------------------------------------------  ---------------  ----------------

     The following is a reconciliation of the federal statutory income tax rate to the Company's effective income tax rate:


Year Ended December 31                     1997           1996             1995
----------------------------------  -------------- --------------- -------------
Statutory rate of income tax             34.00 %          34.00 %        34.00 %
Dividend exclusion                       (1.71)%          (1.65)%        (3.70)%
Alternative minimum tax                   5.28 %           9.00 %          --- %
Small life insurance deduction          (18.32)%         (39.48)%       (23.10)%
Surtax exemption and other               (3.76)%           1.17 %         3.30 %
Increase in valuation allowance           4.04 %          13.96 %        15.80 %
Deferred benefit from merger               --- %            --- %       (26.20)%
----------------------------------- -------------- --------------- -------------
Effective rate of income tax             19.53%          17.00%           0.10%
----------------------------------- -------------- --------------- -------------

     Federal income taxes paid in 1997, 1996, and 1995 were $610,000, $91,766, and $55,000, respectively. The Company utilized $310,616 and $1,180,000 of net operating loss carry forwards in 1997 and 1996, respectively. The Company has $666,003 of net operating loss carry forwards which will expire between 2008 and 2012.

     Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders' surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983, balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders' surplus would be subject to income tax. At December 31, 1997, Citizens Security could have paid additional dividends of approximately $7,875,000 before paying tax on any part of its policyholders' surplus accounts. Since the Company believes that tax will not be paid on any part of the policyholders' surplus accounts in the foreseeable future, no provision has been made for the related deferred income taxes which total $292,000, based on current tax rates.

Note 10--STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS' EQUITY

     Citizens Security is domiciled in Kentucky and prepares its statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky Department of Insurance ("KDI"). Net income and capital and surplus for the Company's insurance operations as reported in accordance with SAP for the three years ended December 31, 1997 are shown below.


Year Ended December 31                      1997            1996           1995
---------------------------------  -------------- --------------- --------------
Net Income                            $1,708,884      $3,062,421       $883,003
Capital and Surplus                   $9,627,479      $9,145,830     $8,406,313

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

     "Prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC is in the process of codifying statutory accounting practices ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices that Citizens Security uses to prepare its statutory-basis financial statements. Codification, which is expected to be approved by the NAIC in 1998, will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for Citizens Security, the KDI must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory- basis results to the KDI. At this time it is unclear whether the KDI will adopt Codification. However, based on current draft guidance, management believes that the impact of Codification will not be material to Citizens Security's statutory-basis financial statements.

     Statutory restrictions limit the amount of dividends which may be paid by Citizens Security to the Company. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 1997 and 1996, with appropriate prior regulatory approval, Citizens Security redeemed $1,050,000 and $1,000,000, respectively, of its outstanding preferred stock. In addition, during 1996 and 1995, with appropriate regulatory approval, Citizens Security paid extraordinary dividends of $750,000 and $650,000, respectively, to the Company. Citizens Security must maintain the minimum capital and surplus, $1,250,000, required for life insurance companies domiciled in Kentucky.

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

     Under a prior year stock option agreement, 5,000 options on the Company's common stock have been granted to an officer and were outstanding at the beginning and end of 1997. The stock options vested as of June 16, 1995, at an exercise price of $9 per share, and expire on June 16, 1998. The Company accounts for its stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for these stock options since the exercise price exceeds market value. No options were exercised during 1997, 1996 or 1995. The effect of applying the fair value method of accounting for the Company's stock based awards (as described in SFAS 123, "Accounting and Disclosure of Stock-Based Compensation") results in net income and earnings per share that are not materially different from amounts reported.

Note 11--SEGMENT INFORMATION

     The Company essentially operates in two segments as shown in the following tables. Both segments include individual and group insurance. Identifiable revenues, expenses and assets are assigned directly to the applicable segment. Net investment income and invested assets are allocated to the operating segments generally in proportion to policy liabilities.

     Segment information as of December 31, 1997, 1996 and 1995, and for the years then ended is as follows:



Year Ended December 31                            1997             1996            1995
-------------------------------------  --------------- ---------------- ---------------

 Revenues:
    Life and Annuities                     $14,917,088      $14,396,150    $  9,709,671
    Accident and Health                      8,784,755        8,654,035       6,576,906
-------------------------------------  --------------- ---------------- ---------------
        Total                              $23,701,843      $23,050,185     $16,286,577

Income from operations before federal income taxes:
    Life and Annuities                      $2,019,390     $  1,051,618    $    417,888
    Accident and Health                        451,322          284,008         323,343
-------------------------------------  --------------- ---------------- ---------------
        Total                               $2,470,712     $  1,335,626    $    741,231

Assets:
    Life and Annuities                     $81,178,707      $76,384,118     $77,504,054
    Accident and Health                      3,571,135        3,878,590       6,751,207
-------------------------------------  --------------- ---------------- ---------------
        Total                              $84,749,842      $80,262,708     $84,255,261

Depreciation and amortization expense:
    Life and Annuities                      $1,492,176     $  1,462,051     $ 1,315,897
    Accident and Health                        109,701           94,693         123,662
-------------------------------------  --------------- ---------------- ---------------
        Total                               $1,601,877     $  1,556,744     $ 1,439,559

     The increase in income from operations before federal income taxes for Life and Annuities from $1,051,618 in 1996 to $2,019,390 in 1997 results from an approximate $264,000 decrease in segment earnings before realized capital gains and an increase of approximately $1,232,000 in realized capital gains. The $264,000 segment earnings decline resulted primarily from increased mortality on home service policies. The increase in income from operations before federal income taxes for Life and Annuities from $417,888 in 1995 to $1,051,618 in 1996 resulted primarily from the initial full year of earnings from the Integrity acquisition in 1996 and non-recurring merger costs incurred recognized in 1995.

     The increase in income from operations before federal income taxes for Accident and Health from $284,008 in 1996 to $451,322 in 1997 resulted primarily from various profit improvement initiatives taken in the group dental product line. The decrease in income from operations before federal income taxes for Accident and Health from $323,343 in 1995 to $284,008 in 1996 resulted principally from a decrease in realized gains allocated to the segment and increased dental claim levels.

Note 12--REINSURANCE

     The Company currently follows the general practice of reinsuring that portion of risk on the life of any individual which is in excess of $40,000 for individual policies (under yearly renewable term and coinsurance agreements) and $15,000 for group policies (under a group yearly renewable term agreement). Graded death benefit coverages above $4,000 are generally 50% reinsured, with Citizens Security maintaining a maximum $10,000 risk on any one policyholder. Individual and group accidental death coverage is 100% reinsured. To the extent that reinsuring companies are unable to meet obligations under reinsurance agreements, the Company would remain liable.

     As discussed in Note 2, on September 22, 1995, Integrity entered into a coinsurance and assumption reinsurance agreement with Union Bankers covering Integrity's long term care and Medicare supplement business. Under the agreement, Union Bankers directly assumed these liabilities.

Note 13--CONTINGENCIES

     In the normal course of business, the Company is party to a number of lawsuits. Management believes recorded claims liabilities are adequate to ensure these suits will be resolved without material financial impact to the Company.

Note 14--LEASE COMMITMENTS

     Future minimum rental payments required under various equipment leases total $50,477 in 1998 and $29,311 in 1999. The Company incurred rental expense of $79,598, $59,783, and $105,922 in 1997, 1996 and 1995, respectively.

Note 15--FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

     Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 1997 and 1996, the fair value of available-for-sale fixed maturities was $43,029,609, and $47,040,591, respectively.

     Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 1997 and 1996, the fair value of equity securities was $14,942,792 and $7,963,550, respectively.

     Short-Term Investments: The carrying amount of short-term investments approximates their fair value. At December 31, 1997 and 1996, the fair value of short-term investments was $572,492 and $893,410, respectively.

     Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 1997 and 1996, the fair value of cash and cash equivalents was $6,180,576 and $2,805,717, respectively.

     Mortgage Loans: The carrying amount of mortgage loans approximates their fair value. At December 31, 1997 and 1996, the fair value of mortgage loans was $170,536 and $176,636, respectively.

     Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 1997 and 1996, the fair value of policy loans was $2,943,148 and $2,852,670, respectively.

     Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 1997 and 1996, the fair value of investment-type fixed annuity contracts was $9,181,758 and $9,490,085, respectively.

     Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 1997 and 1996, the fair value of notes payable was $4,064,513 and $4,095,869, respectively.

     Brokerage Account Loans: The carrying amounts of brokerage account loans approximate their fair values. At December 31, 1997 the fair value of brokerage account loans was $518,394.

Note 16--RELATED PARTY TRANSACTIONS

     The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. The Chairman provides investment portfolio management for the Company and Citizens Security, through SMC Advisors, Incorporated (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provide for total annual fixed fees of $30,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company and Citizens Security during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year is not carried forward to the next contract year. Incentive fees of $306,747 and $245,578 were incurred and paid for 1997 and 1995, respectively. Such fees were paid within seventy-five days of the respective year-ends. No incentive fees were incurred during 1996. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by its Chairman. Fees to the bank are based on assets held. Such fees were $26,451, $17,316, and $11,121 in 1997, 1996, and 1995, respectively. In addition, the Chairman guarantees certain debt of the Company for which he is compensated as described in Note 6.

                          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  has  been  no  change  in  accountants   nor  have  there  been  any
disagreements on accounting and financial disclosure requiring disclosure pursuant to the Instructions to this Item.


                                           PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item is set forth under the captions "Election of Directors" and "Executive Officers of the Company" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 21, 1998, and such information is here incorporated by reference.


                               ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption "Executive Compensation" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 21, 1998, and such information is here incorporated by reference.


                       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                     OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 21, 1998, and such information is here incorporated by reference.


                                ITEM 12.  CERTAIN RELATIONSHIPS
                                   AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the captions "Certain Transactions" and "Certain Transactions Relating to Acquisition of Integrity Life Insurance Company" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 21, 1998, and such information is here incorporated by reference.

                           ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K




The following documents are filed as part of this Form 10-KSB:

(a) Financial Statements.

     The audited Consolidated Financial Statements of the Company and its subsidiaries, and the related Report of Independent Auditors listed in the Index to Financial Statements appearing under Item 7 of this Form 10-KSB.

(b) Reports on Form 8-K.

     Effective March 31, 1998, Form 8-K/A was filed to provide financial statements, prepared on the basis of generally accepted accounting principles, for the 1995 acquisition of Integrity National Life Insurance Company. Such statements were previously filed on the basis of statutory accounting principles.

     Effective December 16, 1997, Form 8-K was filed to disclose that, subject to satisfactory completion of business and legal reviews and closing adjustments, the Company agreed to acquire the stock of United Liberty Life Insurance Company.

(c) Exhibits.

    The exhibits listed in the Index to Exhibits appearing on page 47.

                                          SIGNATURES

     In accordance with of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CITIZENS FINANCIAL CORPORATION


March 25, 1998                                        By/s/Darrell R. Wells
                                                         Darrell R. Wells
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Darrell R. Wells            Director and President            March 25, 1998
Darrell R. Wells                    (principal executive officer)

/s/ Lane A. Hersman             Director and Executive            March 25, 1998
Lane A. Hersman                     Vice President

/s/ Brent L. Nemec              Vice President, Accounting,       March 25, 1998
Brent L. Nemec                      Chief Financial Officer, and
                                    Treasurer (principal financial
                                    and accounting officer)

/s/ John H. Harralson, Jr.      Director                          March 25, 1998
John H. Harralson, Jr.

/s/ Frank T. Kiley              Director                          March 25, 1998
Frank T. Kiley

/s/ Charles A. Mays             Director                          March 25, 1998
Charles A. Mays

/s/ Earle V. Powell             Director                          March 25, 1998
Earle V. Powell

/s/ Thomas G. Ward              Director                          March 25, 1998
Thomas G. Ward

/s/ Margaret A. Wells           Director                          March 25, 1998
Margaret A. Wells

                                       INDEX TO EXHIBITS

                                         (Item 13(b))

     The documents listed in the following table are filed as Exhibits in response to Item 13(b). Exhibits listed that are not filed herewith are incorporated herein by reference.


Exhibit                                                               Sequential
No.                                      Description                  Page No.
------  -----------------------------------------------------------   ----------
2.1     Stock Purchase Agreement dated March 24, 1995 between
        Southwestern Life Corporation and the Company (Exhibit B omitted) (filed as Exhibit 2.1 to the Company's Form 8-K dated
        September 22, 1995)

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

Exhibit                                                               Sequential
No.                                      Description                  Page No.
------  -----------------------------------------------------------  -----------
10.8    Guarantor's Compensation Agreement dated as of September 22,
        1995 between the Company and Darrell R. Wells (including
        Exhibit C, form of Guaranty Note) (Other exhibits omitted) (filed as Exhibit 10.8 to the Company's Form 8-K dated September 22,
        1995)

10.8A First Amendment to Guarantor's Compensation Agreement dated September 21, 1996 between the Company and Darrell R. Wells
        (filed as Exhibit 10.8A to the Company's Form 10-Q for the quarter ended September 30, 1996)

10.8B   Second Amendment to Guarantor's Compensation Agreement dated       49
        September 22, 1997 between the Company and Darrell R. Wells
        (filed herewith)

10.9 Form of Employment Agreement with Certain Executives of the Company and Schedule of Data (filed as Exhibit 10.9 to the Company's Form 10-K dated March 28, 1996)

21.1    Subsidiaries of the Registrant (filed herewith)                    51


27      Financial Data Schedule (electronic filing only)


     The Company agrees to furnish supplementally to the Commission upon request a copy of the omitted schedules to Exhibits Nos. 2.1 and 2.2 as contemplated by Rule 601(b)(2).

                                        EXHIBIT 10.8B

                    SECOND AMENDMENT TO GUARANTOR'S COMPENSATION AGREEMENT


     THIS SECOND AMENDMENT ("Amendment") is made as of September 22, 1997 by and between CITIZENS FINANCIAL CORPORATION, a Kentucky corporation ("CFC"), and DARRELL R. WELLS, a Kentucky resident ("Mr. Wells"), TO the GUARANTOR'S COMPENSATION AGREEMENT dated as of September 22, 1995 by and between them (the "Original Agreement", defined terms in which shall have the same meanings when used herein unless otherwise defined herein).

     CFC and Mr. Wells have previously entered into a First Amendment to Guarantor's Compensation Agreement dated as of September 21, 1996 solely with respect to the period from September 22, 1996 through September 22, 1997.

     CFC and Mr. Wells now desire to amend the Original Agreement in certain particulars set forth herein and no further solely with respect to the period from September 22, 1997 through September 22, 1998.

     NOW, in consideration for their respective agreements set forth herein and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, CFC and Mr. Wells are agreed and intending to be bound do hereby agree, as follows:

     1. Guaranty. Mr. Wells affirms that he continues to be bound by the Guaranty.

     2. Interim Compensation to Mr. Wells. Solely with respect to the period beginning September 22, 1997 (that is, the second anniversary of the date CFC issued the Bank Note to the Bank) and ending September 22, 1998 (the "Second Interim Period"), Mr. Wells waives and relinquishes his right to the Annual Guaranty Fee provided by the Original Agreement. In consideration therefor, CFC agrees to pay to SMC Advisors, Inc., a Kentucky corporation with which Mr. Wells is affiliated and that serves as an investment adviser for CFC and its affiliates ("SMC"), a supplemental portfolio management fee with respect to its services under the Investment Management Agreement dated as of July 1, 1994 between CFC and SMC (the "Management Agreement"), determined as follows (the "Supplemental Fee"), which shall be in addition to (and not in lieu of) the consideration otherwise payable to SMC pursuant to the Management Agreement:

     A. The Supplemental Fee shall be payable solely with respect to the period beginning October 1, 1997 and ending September 30, 1998 (the "Applicable Period").

     B. Subject to the provisions of paragrahs 2C and 2D next following, the Supplemental Fee shall be equal to 15% of the sum of the "Net Unrealized Capital Gains" or "Net Unrealized Capital Losses" plus the "Net Realized Capital Gains" or "Net Realized Capital Losses" (as the terms in quotations are defined in the Management Agreement) over the Applicable Period on the assets of the CFC brokerage trading account known as the Morgan Stanley Margin Account (the "Morgan Stanley Account"). All provisions (other than the applicable percentage) of and definitions in the Management Agreement applicable to calculating compensation under paragraph 5B thereof shall be applicable to calculating the Supplemental Fee hereunder.

     C. In the event CFC pays all or any portion of the principal of the Bank Note during the Second Interim Period, the Supplemental Fee shall be reduced to an amount that bears the same proportion to the Supplemental Fee calculated according to paragraph B next preceding as the daily average outstanding principal balance of the Bank Note during the Second Interim Period bears to $1,610,000.

     D. In the event the Management Agreement is terminated or the Morgan Stanley Account is fully liquidated (other than for cash and cash equivalents) at any time during the Second Interim Period, the Supplemental Fee calculated according to paragraphs B and C next preceding shall be prorated to the date of such termination or account liquidation.

     E. In the event the Management Agreement is terminated at any time during the Second Interim Period, CFC shall pay to Mr. Wells an amount equal to 133-1/3% of the difference between the Supplemental Fee calculated according to paragraphs B and C preceding and the amount paid to SMC pursuant to paragraph D preceding.

     F. In the event the Morgan Stanley Account is fully liquidated at any time during the Second Interim Period, CFC shall pay to Mr. Wells the Annual Guaranty Fee at the percentage rate provided in the Original Agreement for the period corresponding to the Second Interim Period for the balance of the Second Interim Period calculated on the outstanding principal balance of the Bank Note as of the date of liquidation of the Morgan Stanley Account (the "Post-Liquidation Guaranty Fee").

     Payment. As soon as practicable after September 30, 1997, CFC shall calculate [i] the Supplemental Fee, if any, payable to SMC pursuant to paragraphs B, C and D of section 2, [ii] if applicable, the amount, if any, payable to Mr. Wells pursuant to paragaph E of section 2, and [iii] the Post-Liquidation Guaranty Fee, if any, payable to SMC pursuant to paragraph F of section 2. Subject to receipt of any necessary approval from the Bank, CFC shall pay to SMC and, if applicable, Mr. Wells in cash the amount or amounts, if any, calculated pursuant to the preceding sentence as soon as possible after they are calculated but in any event prior to November 15, 1998; provided, however, that if the Bank shall not give any necessary consent, CFC shall pay such amount or amounts in the form of a Guaranty Note or Guaranty Notes as provided in and subject to the applicable terms and conditions of the Original Agreement.

     3. Reaffirmation of Original Agreement. Except as provided herein with respect to the Second Interim Period, the Original Agreement remains in full force and effect in accordance with its terms. Except as the parties may otherwise agree, CFC's obligation to pay the Guaranty Fee shall resume effective September 22, 1998 according to the schedule set forth in the Original Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                                                  CITIZENS FINANCIAL CORPORATION



                                                   by: /s/ Lane A. Hersman
                                                      Lane A. Hersman
                                                      Executive Vice President



                                                      /s/ Darrell R. Wells
                                                      Darrell R. Wells

                                         EXHIBIT 21.1

                                Subsidiaries of the Registrant


                                Citizens Financial Corporation
                                    (Kentucky corporation)


       100%                                                            100%
           ----------------------------------------------------------






Citizens Security Life                                     Citizens Financial
  Insurance Company                                          Properties, Inc.
(Kentucky corporation)                                    (Kentucky corporation)











     Citizens Financial Properties, Inc. is presently inactive and has no material assets or liabilities.