Form 10QSB
period 1998-03-31
CITIZENS FINANCIAL CORP /KY/
filed 1998-05-15
CIK 887136

-------------------------------------------------------------------------------



                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                                   ----------------------

                                         FORM 10-QSB

        |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1998

                                              or

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

                                        (502) 244-2420
                                 (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,075,615 as of May 12, 1998.

Transitional Small Business Disclosure Format (Check one):    Yes       No  X

     This Report consists of 11 consecutively numbered pages. An index to the Exhibits to this Report appears on page 10. The date of this Report is May 15, 1998


--------------------------------------------------------------------------------


Part I. - Financial Information:
 Item 1. - Financial Statements

                       Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statements of Operations
                                         (Unaudited)


Three Months Ended March 31                                                1998            1997
-------------------------------------------------------------- ---------------- ---------------
Revenues:
   Premiums and other considerations                                 $4,578,850      $4,798,657
   Premiums ceded                                                     (224,182)       (219,510)
-------------------------------------------------------------- ---------------- ---------------
     Net premiums earned                                              4,354,668       4,579,147
   Net investment income                                                923,005       1,023,819
   Net realized investment gains, net of expenses                     1,027,515         134,163
   Other income                                                             678           1,152
-------------------------------------------------------------- ---------------- ---------------
Total Revenues                                                        6,305,866       5,738,281

Benefits and Expenses:
   Policyholder benefits                                              2,732,386       3,121,572
   Policyholder benefits ceded                                        (106,225)       (353,426)
-------------------------------------------------------------- ---------------- ---------------
     Net benefits                                                     2,626,161       2,768,146
   Increase in net benefit reserves                                     264,846         221,403
   Interest credited on policyholder deposits                           213,967         219,549
   Commissions                                                          967,818         938,977
   General expenses                                                   1,106,726       1,039,935
   Interest expense                                                      78,069          94,446
   Policy acquisition costs deferred                                  (280,654)       (310,876)
   Amortization of deferred policy acquisition costs
        and value of insurance acquired                                 228,854         431,118
-------------------------------------------------------------- ---------------- ---------------
Total Benefits and Expenses                                           5,205,787       5,402,698
Income  before Federal Income Tax                                     1,100,079         335,583
Federal Income Tax Expense                                              240,000          57,700
-------------------------------------------------------------- ---------------- ---------------
Net Income                                                              860,079         277,883
Dividends on Redeemable Convertible Preferred Stock                     101,750         101,750
-------------------------------------------------------------- ---------------- ---------------
Net Income Applicable to Common Stock                                  $758,329      $  176,133
-------------------------------------------------------------- ---------------- ---------------
Net Income Per Common Share:
   Basic                                                          $        0.71   $        0.16
   Diluted                                                        $        0.47   $        0.15
-------------------------------------------------------------- ---------------- ---------------

See Notes to Condensed Consolidated Financial Statements.


Item 1. (Continued)
                       Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Financial Condition
                                         (Unaudited)


                                                                    March 31,       December 31,
                                                                         1998               1997
------------------------------------------------------------- --------------- ------------------
ASSETS

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $44,150,850
        and $41,840,652 in 1998 and 1997, respectively)           $45,755,321        $43,029,609
      Equity securities  (cost of $13,765,540
        and $12,014,105 in 1998 and 1997, respectively)            18,042,835         14,942,792
   Investment real estate                                           3,862,988          3,890,961
   Mortgage loans on real estate                                      169,150            170,536
   Policy loans                                                     2,971,355          2,943,148
   Short-term investments                                             469,740            572,492
------------------------------------------------------------- --------------- ------------------
Total Investments                                                  71,271,389         65,549,538


Cash and cash equivalents                                           2,491,719          6,180,576
Accrued investment income                                             711,357            710,673
Reinsurance recoverable:
   Paid benefits and losses                                           123,649             82,702
   Unpaid benefits, losses and IBNR                                 1,488,180          1,537,270
Premiums receivable                                                   431,815            442,846
Property and equipment                                              1,269,775          1,295,917
Deferred policy acquisition costs                                   3,885,057          3,819,678
Value of insurance acquired                                         4,386,269          4,496,872
Goodwill                                                               99,573            104,814
Other assets                                                          818,040            528,956
------------------------------------------------------------- --------------- ------------------
Total Assets                                                      $86,976,823        $84,749,842
------------------------------------------------------------- --------------- ------------------

See Notes to Condensed Consolidated Financial Statements.

Item 1. (Continued)
                       Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Financial Condition
                                         (Unaudited)

                                                                    March 31,       December 31,
                                                                         1998               1997
------------------------------------------------------------- --------------- ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Policy liabilities:
   Future policy benefits                                         $42,453,519        $42,229,519
   Policyholder deposits                                           15,485,116         15,538,891
   Policy and contract claims                                         898,125          1,220,023
   Unearned premiums                                                  171,703            160,107
   Other                                                              169,317            190,243
------------------------------------------------------------- --------------- ------------------
Total Policy Liabilities                                          $59,177,780         59,338,783

Notes payable                                                       3,410,000          3,510,000
Accrued expenses and other liabilities                              2,558,444          2,763,849
Federal income tax payable                                            445,500            263,500
Deferred federal income tax                                         1,143,238            508,918
------------------------------------------------------------- --------------- ------------------
Total Liabilities                                                  66,734,962         66,385,050

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
     370 shares issued and outstanding                              4,043,907          4,043,907

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
        1,275,724 shares issued and outstanding                     1,275,724          1,275,724
   Additional paid-in capital                                       5,198,250          5,198,250
   Unrealized appreciation of investments                           3,713,738          2,594,998
   Retained earnings                                                6,572,544          5,814,215
   Common stock held in treasury - at cost (200,109 shares)          (562,302)          (562,302)
------------------------------------------------------------- --------------- ------------------
Total Shareholders' Equity                                         16,197,954         14,320,885
------------------------------------------------------------- --------------- ------------------
Total Liabilities and Shareholders' Equity                        $86,976,823        $84,749,842
------------------------------------------------------------- --------------- ------------------

See Notes to Condensed Consolidated Financial Statements.



Item 1. (Continued)
                       Citizens Financial Corporation and Subsidiaries
                        Condensed Consolidated Statement of Cash Flows
                                         (Unaudited)

Three Months Ended March 31                                                 1998          1997

Cash Flows from Operations:
Net income                                                              $860,079   $   277,883
Adjustments to reconcile net income to net cash flows from operations:
  Increase in benefit reserves                                           235,596        27,725
  Increase (decrease) in claims liabilities                            (321,898)        49,531
  (Increase) decrease in reinsurance recoverable:
    Paid benefits                                                       (40,947)       (1,464)
    Unpaid benefits                                                       49,090       176,407
  Interest credited on policyholder deposits                             213,967       221,710
  Provision for amortization and depreciation, net of deferrals           13,272       181,830
  Amortization of premium and accretion of discount
      on securities purchased, net                                         4,261       (6,399)
  Net realized investment gains                                      (1,027,515)     (134,163)
  (Increase) decrease in accrued investment income                         (684)        32,974
  Change in other assets and other liabilities                         (300,008)         3,791
  Deferred federal income taxes                                           58,000      (31,300)
  Federal income taxes payable                                           182,000     (161,000)
Net Cash Flows provided by (used in) Operations                         (74,787)       637,525

Cash Flows from Investment Activities:
Cost of securities acquired                                         (11,702,558)   (7,114,394)
Investments sold or matured                                            8,607,527     4,268,487
Investment management fees and margin interest                         (330,816)      (12,518)
Short-term investments sold, net                                         102,752       379,971
Additions to property and equipment, net                                 (5,717)      (43,452)
Other investing activities, net                                        (110,713)        65,328
Net Cash Flows used in Investment Activities                         (3,439,525)   (2,456,578)

Cash Flows from Financing Activities:
Policyholder deposits                                                    178,603       166,589
Policyholder withdrawals                                               (446,345)     (555,175)
Net proceeds from brokerage account loans                                294,947     2,081,580
Payments on notes payable - bank                                       (100,000)           ---
Dividends on nonredeemable convertible preferred stock                 (101,750)     (101,750)
Other                                                                        ---         8,475
----------------------------------------------------------------------------------------------
Net Cash Flows provided by (used in) Financing Activities              (174,545)     1,599,719
Net Decrease in Cash and Cash Equivalents                            (3,688,857)     (219,334)
Cash and Cash Equivalents at Beginning of  Period                      6,180,576     2,805,717
Cash and Cash Equivalents at End of Period                            $2,491,719   $ 2,586,383
----------------------------------------------------------------------------------------------

  See Notes to Condensed Consolidated Financial Statements.

Item 1.  (Continued)


                       CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 1997 consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.


     2. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities to be included in other comprehensive income.

     The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 1998 and 1997 are as follows:

Three months ended March 31                                                 1998           1997
--------------------------------------------------------------     -------------  -------------
Net Income                                                          $   860,079      $ 277,883
Net unrealized gains (losses) on available for sale securities        1,118,740       (855,089)
--------------------------------------------------------------     -------------  -------------
Comprehensive income (loss)                                          $1,978,819      $(577,206)
--------------------------------------------------------------     -------------  -------------


     3. During 1997, the Company adopted the practice of netting certain direct, incremental investment management fees and margin loan interest costs against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with, capital gains generated in the equities portfolio. Previously reported amounts have also been reclassified for consistency. Costs netted against realized investment gains total $261,442 and $12,518 for the three months ended March 31, 1998 and 1997 respectively.


     4. Effective May 12, 1998 the Company completed the acquisition of United Liberty Life Insurance Company from Chaswil United Corporation, a privately-held Cincinnati insurance holding company. The acquisition price was $6.3 million, subject to adjustments to be determined within 90 days. In conjunction with the acquisition, Chaswil retained approximately $2.1 million of real estate related and other assets, which were replaced with cash by Citizens Financial.







     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                      FINANCIAL POSITION

     Fixed maturities increased $2,310,198 based on amortized cost, during the first three months of 1998. Equity securities increased $1,751,435 and $3,100,043 on a cost and market value basis, respectively, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities increased approximately $1,765,000 during the three months ended March 31, 1998.



                                          OPERATIONS

     An analysis of segment results (before federal income taxes) for the three months ended March 31, 1998 and 1997, is shown below.

                                                         Segment Income (Loss)
                                  -------------------------------------------------------------------
                                  Before Realized Investment Gains                  Total
                                  --------------------------------      -----------------------------

Three months ended March 31                  1998             1997                1998           1997
--------------------------------- ---------------  --------------- ---  -------------- --------------
Life and Annuity                          $29,595        $(44,017)          $1,019,217        $84,994
Accident and Health                        42,969          245,436              80,862        250,589
-------------------------- ------ ---------------  --------------- ---  -------------- --------------
Total                                     $72,564         $201,419          $1,100,079       $335,583
-------------------------- ------ ---------------  --------------- ---  -------------- --------------


     The improvement in Life and Annuity segment results (before realized investment gains) for the three months ended March 31, 1998 is principally attributable to introduction of a new broker-sold simplified issue product and improving sales and persistency for home service life products. The decrease in the Accident and Health segment is attributable to somewhat increased individual Accident and Health claim ratios. Also, as expected, somewhat higher claim ratios were incurred during the initial few months after certain under-performing group Dental cases were terminated.

     Total premiums and other considerations decreased approximately 4.9% during the first three months of 1998. This change is attributable to a 7.9% decrease in Accident and Health premium and a 2.1% decrease is Life and Annuity premium. The majority of the Accident and Health decrease is attributable to termination of certain under- performing group Dental cases as noted above. The Life and Annuity decrease resulted from reduced Universal Life premium, partially offset by a slight increase in Traditional life premium.










     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                                   CASH FLOW AND LIQUIDITY


     Cash flow from operations totaled $(74,787) for the three months ended March 31, 1998 compared to $637,525 for the same period in the prior year. This decrease was principally attributable to a reduction in outstanding claim liabilities and accrued expenses.

     The $3,439,525 of cash used in investing activities resulted primarily from repositioning the somewhat elevated 1997 year-end cash balance into longer term investments.

     The cash used in financing activities during the first three months of 1998 is primarily attributable increased annuity withdrawals, debt repayments and preferred stock dividends.












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


                                                  CITIZENS FINANCIAL CORPORATION


                               BY:   /s/ Darrell R. Wells
                                     Darrell R. Wells
                                     President and Chief Executive Officer


                               BY:   /s/ Brent L. Nemec
                                     Brent L. Nemec
                                     Treasurer and Principal Accounting Officer
Date: May 15, 1998

                                        EXHIBIT INDEX


Exhibit No.                      Description                            Page No.


    11               Statement re computation of per share earnings           11

    27               Financial Data Schedule                       (electronic
                                                                    filing only)


                                          EXHIBIT 11
                              COMPUTATION OF PER SHARE EARNINGS







Three Months Ended March 31                                         1998            1997
--------------------------------------------------------- -------------- ---------------
Numerator:
   Diluted:    Net income                                     $  860,079      $  277,883
                   Less: Preferred stock dividends               101,750         101,750
--------------------------------------------------------- -------------- ---------------
   Basic:       Net income applicable to common stock         $  758,329      $  176,133
--------------------------------------------------------- -------------- ---------------

Denominator:
   Basic:       Weighted average common shares                 1,075,615       1,075,615
                Plus: Assumed conversion of preferred stock      740,000         740,000
--------------------------------------------------------- -------------- ---------------
   Diluted:    Weighted average shares assuming preferred
               conversions                                     1,815,615       1,815,615
--------------------------------------------------------- -------------- ---------------

   Basic earnings per share                                   $     0.71     $      0.16

   Diluted earnings per share                                 $     0.47     $      0.15
