Form 10QSB
period 1998-06-30
CITIZENS FINANCIAL CORP /KY/
filed 1998-08-17
CIK 887136

-------------------------------------------------------------------------------



                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                  ----------------------

                                         FORM 10-QSB

        |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                         For the quarterly period ended June 30, 1998

                                              or

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,084,615 as of August 12, 1998.

Transitional Small Business Disclosure Format (Check one):    Yes       No  X

     This Report consists of 13 consecutively numbered pages. An index to the Exhibits to this Report appears on page 12. The date of this Report is August 14, 1998


-------------------------------------------------------------------------------


Part I. - Financial Information;
 Item 1. - Financial Statements

                       Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statements of Operations
                                         (Unaudited)



Six Months Ended June 30                                                   1998            1997
-------------------------------------------------------------- ---------------- ---------------
Revenues:
   Premiums and other considerations                                 $9,312,068      $9,546,444
   Premiums ceded                                                     (452,586)       (553,738)
-------------------------------------------------------------- ---------------- ---------------
     Net premiums earned                                              8,859,482       8,992,706
   Net investment income                                              2,280,744       1,982,226
   Net realized investment gains, net of expenses                     2,069,029         247,357
   Other income                                                           8,254           7,295
-------------------------------------------------------------- ---------------- ---------------
Total Revenues                                                       13,217,509      11,229,584

Benefits and Expenses:
   Policyholder benefits                                              6,416,566       5,827,794
   Policyholder benefits ceded                                        (574,795)       (517,532)
-------------------------------------------------------------- ---------------- ---------------
     Net benefits                                                     5,841,771       5,310,262
   Increase in net benefit reserves                                     326,061         462,103
   Interest credited on policyholder deposits                           443,030         453,037
   Commissions                                                        1,906,588       1,883,032
   General expenses                                                   2,368,900       2,148,963
   Interest expense                                                     192,067         178,951
   Policy acquisition costs deferred                                  (544,871)       (629,608)
   Amortization of deferred policy acquisition costs
        and value of insurance acquired                                 524,077         728,110
-------------------------------------------------------------- ---------------- ---------------
Total Benefits and Expenses                                          11,057,623      10,534,850
Income  before Federal Income Tax                                     2,159,886         694,734
Federal Income Tax Expense                                              478,000         120,000
-------------------------------------------------------------- ---------------- ---------------
Net Income                                                            1,681,886         574,734
Dividends on Redeemable Convertible Preferred Stock                     202,950         203,500
-------------------------------------------------------------- ---------------- ---------------
Net Income Applicable to Common Stock                               $ 1,478,936     $   371,234
-------------------------------------------------------------- ---------------- ---------------
Net Income Per Common Share:
   Basic                                                        $          1.37  $         0.35
   Diluted                                                      $          0.93  $         0.32
-------------------------------------------------------------- ---------------- ---------------

See Notes to Condensed Consolidated Financial Statements.


Part I. - Financial Information:
 Item 1. - Financial Statements

                       Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statements of Operations
                                         (Unaudited)



Three Months Ended June 30                                                 1998            1997
-------------------------------------------------------------- ---------------- ---------------
Revenues:
   Premiums and other considerations                                 $4,733,218      $4,747,787
   Premiums ceded                                                     (228,404)       (334,228)
-------------------------------------------------------------- ---------------- ---------------
     Net premiums earned                                              4,504,814       4,413,559
   Net investment income                                              1,357,739         958,407
   Net realized investment gains, net of expenses                     1,041,514         113,194
   Other income                                                           7,576           6,143
-------------------------------------------------------------- ---------------- ---------------
Total Revenues                                                        6,911,643       5,491,303

Benefits and Expenses:
   Policyholder benefits                                              3,684,180       2,706,222
   Policyholder benefits ceded                                        (468,570)       (164,106)
-------------------------------------------------------------- ---------------- ---------------
     Net benefits                                                     3,215,610       2,542,116
   Increase in net benefit reserves                                      61,215         240,700
   Interest credited on policyholder deposits                           229,063         233,488
   Commissions                                                          938,770         944,055
   General expenses                                                   1,262,174       1,109,028
   Interest expense                                                     113,998          84,505
   Policy acquisition costs deferred                                  (264,217)       (308,732)
   Amortization of deferred policy acquisition costs
        and value of insurance acquired                                 295,223         286,992
-------------------------------------------------------------- ---------------- ---------------
Total Benefits and Expenses                                           5,851,836       5,132,152
Income  before Federal Income Tax                                     1,059,807         359,151
Federal Income Tax Expense                                              238,000          62,300
-------------------------------------------------------------- ---------------- ---------------
Net Income                                                              821,807         296,851
Dividends on Redeemable Convertible Preferred Stock                     101,200         101,750
-------------------------------------------------------------- ---------------- ---------------
Net Income Applicable to Common Stock                                $  720,607      $  195,101
-------------------------------------------------------------- ---------------- ---------------
Net Income Per Common Share:
   Basic                                                           $       0.66    $       0.18
   Diluted                                                         $       0.46    $       0.16
-------------------------------------------------------------- ---------------- ---------------

See Notes to Condensed Consolidated Financial Statements.


Item 1. (Continued)
                       Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Financial Condition
                                         (Unaudited)


                                                                     June 30,       December 31,
                                                                         1998               1997
------------------------------------------------------------- --------------- ------------------
ASSETS

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $76,072,626
        and $41,840,652 in 1998 and 1997, respectively)           $77,963,311        $43,029,609
      Equity securities  (cost of $16,537,619
        and $12,014,105 in 1998 and 1997, respectively)            21,719,677         14,942,792
   Investment real estate                                           3,862,853          3,890,961
   Mortgage loans on real estate                                      167,725            170,536
   Policy loans                                                     4,133,705          2,943,148
   Short-term investments                                             572,492            572,492
------------------------------------------------------------- --------------- ------------------
Total Investments                                                 108,419,763         65,549,538


Cash and cash equivalents                                           5,040,440          6,180,576
Accrued investment income                                           1,280,325            710,673
Reinsurance recoverable:
   Paid benefits and losses                                           118,885             82,702
   Unpaid benefits, losses and IBNR                                 2,970,039          1,537,270
Premiums receivable                                                   434,588            442,846
Property and equipment                                              1,301,569          1,295,917
Deferred policy acquisition costs                                   3,975,822          3,819,678
Value of insurance acquired                                         6,643,840          4,496,872
Goodwill                                                               94,333            104,814
Other assets                                                          824,980            528,956
------------------------------------------------------------- --------------- ------------------
Total Assets                                                     $131,104,584        $84,749,842
------------------------------------------------------------- --------------- ------------------

See Notes to Condensed Consolidated Financial Statements.

Item 1. (Continued)
                       Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Financial Condition
                                         (Unaudited)


                                                                     June 30,       December 31,
                                                                         1998               1997
------------------------------------------------------------- --------------- ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Policy liabilities:
   Future policy benefits                                         $78,748,453        $42,229,519
   Policyholder deposits                                           15,357,002         15,538,891
   Policy and contract claims                                       1,091,764          1,220,023
   Unearned premiums                                                  194,023            160,107
   Other                                                              184,456            190,243
------------------------------------------------------------- --------------- ------------------
Total Policy Liabilities                                           95,575,698         59,338,783

Notes payable                                                       6,710,000          3,510,000
Accrued expenses and other liabilities                              5,177,475          2,763,849
Federal income tax payable                                            437,588            263,500
Deferred federal income tax                                         1,432,180            508,918
------------------------------------------------------------- --------------- ------------------
Total Liabilities                                                 109,332,941         66,385,050

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
     368 and 370 shares issued and outstanding
     in 1998 and 1997, respectively                                 4,021,907          4,043,907

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
        1,284,724 and 1,275,724 shares issued and outstanding
        in 1998 and 1997, respectively                              1,284,724          1,275,724
   Additional paid-in capital                                       5,256,250          5,198,250
   Unrealized appreciation of investments                           4,477,913          2,594,998
   Retained earnings                                                7,293,151          5,814,215
   Common stock held in treasury - at cost (200,109 shares)          (562,302)          (562,302)
------------------------------------------------------------- --------------- ------------------
Total Shareholders' Equity                                         17,749,736         14,320,885
------------------------------------------------------------- --------------- ------------------
Total Liabilities and Shareholders' Equity                       $131,104,584        $84,749,842
------------------------------------------------------------- --------------- ------------------

See Notes to Condensed Consolidated Financial Statements.



Item 1. (Continued)
                       Citizens Financial Corporation and Subsidiaries
                        Condensed Consolidated Statement of Cash Flows
                                         (Unaudited)


Six Months Ended June 30                                                     1998         1997

Cash Flows from Operations:
Net income                                                             $1,681,886  $   574,734
Adjustments to reconcile net income to net cash flows from operations:
  Increase in benefit reserves                                            295,947      325,254
  Decrease in claims liabilities                                        (279,439)     (68,586)
  (Increase) decrease in reinsurance recoverable:
    Paid benefits                                                        (36,183)      138,227
    Unpaid benefits                                                        31,587       81,038
  Interest credited on policyholder deposits                              443,030      453,037
  Provision for amortization and depreciation, net of deferrals           109,349      222,882
  Amortization of premium and accretion of discount
      on securities purchased, net                                         36,508     (14,229)
  Net realized investment gains                                       (2,069,029)    (247,357)
  (Increase) decrease in accrued investment income                         36,657     (15,701)
  Change in other assets and other liabilities                          (162,529)      207,699
  Deferred federal income taxes                                            94,425     (69,000)
  Federal income taxes payable                                            178,575    (241,000)
Net Cash Flows provided by (used in) Operations                           360,784    1,346,998

Cash Flows from Investment Activities:
Cost of securities acquired                                          (22,575,973) (11,082,763)
Investments sold or matured                                            21,249,385    7,398,013
Investment management fees and margin interest                          (359,396)     (77,891)
Short-term investments sold, net                                              ---      232,219
Additions to property and equipment, net                                 (97,206)    (192,448)
Other investing activities, net                                            56,623       59,300
Purchase price paid for United Liberty Life Insurance
    Company in excess of cash acquired                                (3,848,387)          ---
----------------------------------------------------------------------------------------------
Net Cash Flows used in Investment Activities                          (5,574,954)  (3,663,570)

Cash Flows from Financing Activities:
Policyholder deposits                                                     322,361      370,907
Policyholder withdrawals                                                (947,220)  (1,111,267)
Net proceeds from brokerage account loans                               1,702,393    1,903,191
Notes payable and accrued interest - Guarantor                                ---    (220,869)
Proceeds from note payable - bank                                       3,400,000          ---
Payments on notes payable - bank                                        (200,000)    (215,000)
Dividends on nonredeemable convertible preferred stock                  (203,500)    (203,500)
----------------------------------------------------------------------------------------------
Net Cash Flows provided by Financing Activities                         4,074,034      523,462
Net Decrease in Cash and Cash Equivalents                             (1,140,136)  (1,793,110)
Cash and Cash Equivalents at Beginning of  Period                       6,180,576    2,805,717
Cash and Cash Equivalents at End of Period                             $5,040,440  $ 1,012,607
----------------------------------------------------------------------------------------------

  See Notes to Condensed Consolidated Financial Statements.

Item 1.  (Continued)


                       CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

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


2.  Comprehensive Income

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

     The components of comprehensive income, net of related tax, for the six months ended June 30, 1998 and 1997 are as follows:

Six months ended June 30                                       1998         1997
----------------------------------------------------- -------------  -----------
Net Income                                               $1,681,886    $ 574,734
Net unrealized gains on available for sale securities     1,882,915      857,422
----------------------------------------------------- -------------  -----------
Comprehensive income                                     $3,564,801   $1,432,156
----------------------------------------------------- -------------  -----------


3.  Reclassifications

     During 1997, the Company adopted the practice of netting certain direct, incremental investment management fees and margin loan interest costs against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily asscapital with, gains generated in the equities portfolio. Previously reported amounts have also been reclassified for consistency. Costs netted against realized investment gains total $527,286 and $77,891 for the six months ended June 30, 1998 and 1997 respectively.


4.  Purchase of United Liberty Life Insurance Company and Proforma Information

     Effective May 12, 1998 the Company's Citizens Security Life Insurance Company subsidiary (Citizens Security) completed the acquisition of United Liberty Life Insurance Company (United Liberty) from Chaswil United Corporation, a privately-held Cincinnati insurance holding company. The acquisition price was $6.3 million, subject to adjustments to be determined within 120 days, along with approximately $825 thousand of additional related costs. In conjunction with the acquisition, Chaswil retained approximately $2.1 million of United Liberty's real

Item 1.  (Continued)


                        CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




     4.  Purchase  of  United  Liberty  Life  Insurance   Company  and  Proforma
Information, continued

     estate related and other assets, which were replaced with cash by Citizens Security.

     The following proforma consolidated results of operations for the six months ended June 30, 1998 and 1997 give effect to the United Liberty acquisition as though it had occurred at the beginning of each period presented. The primary proforma effects relate to amortization of the acquired value of insurance inforce, foregone investment income relating to Company funds used in the purchase, and additional interest expense associated with incremental bank borrowings. No goodwill was recorded relating to the acquisition. The proforma results are not necessarily indicative of the consolidated results that would have occurred or which will be obtained in the future.


            Proforma Consolidated Results of Operations
--------------------------------------------------------------------
Six months ended June 30                      1998              1997
-------------------------------- ----------------- -----------------
Revenue                                $14,703,381       $14,834,521
Net Income                            $  1,753,219     $     682,659
Net Income Applicable to
   Common Stock                       $  1,550,269     $     479,159

Earnings per Share:
    Basic                                   $ 1.44            $ 0.45
    Diluted                                 $ 0.97            $ 0.38



5.  Subsequent Event - Redemption of Convertible Preferred Stock

     On August 12, 1998, the Board of Directors approved the redemption of all outstanding convertible stock. If all preferred stock were redeemed for cash, it would require the use of $4,048,000 in funds. The Company has firm commitments from holders of 56% of the Preferred stock to convert it to 410,000 shares of common stock. If all the remaining preferred stock is redeemed, as opposed to converted, it will result in an expenditure of $1,793,000 which would be made from available corporate funds.









     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                      FINANCIAL POSITION

     Fixed maturities increased $34,231,974 based on amortized cost, during the first six months of 1998. Equity securities increased $4,523,514 and $6,776,885 on a cost and market value basis, respectively, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities increased approximately $1,883,000 during the six months ended June 30, 1998.



                                          OPERATIONS

     An analysis of segment results (before federal income taxes) for the six months and three months ended June 30, 1998 and 1997, is shown below.

                                                            Segment Income
                                  -------------------------------------------------------------------
                                  Before Realized Investment Gains                  Total
                                  --------------------------------      -----------------------------

Six months ended June 30                     1998             1997                1998           1997
--------------------------------- ---------------  --------------- ---  -------------- --------------
Life and Annuity                          $36,497        $ 150,939          $2,025,165       $330,853
Accident and Health                        54,360          296,438             134,721        363,881
-------------------------- ------ ---------------  --------------- ---  -------------- --------------
Total                                     $90,857         $447,377          $2,159,886       $694,734
-------------------------- ------ ---------------  --------------- ---  -------------- --------------




                                                            Segment Income
                                  -------------------------------------------------------------------
                                  Before Realized Investment Gains                  Total
                                  --------------------------------      -----------------------------

Three months ended June 30                   1998             1997                1998           1997
--------------------------------- ---------------  --------------- ---  -------------- --------------
Life and Annuity                           $6,902         $149,328          $1,005,948       $258,557
Accident and Health                        11,391           96,629              53,859        100,594
-------------------------- ------ ---------------  --------------- ---  -------------- --------------
Total                                     $18,293         $245,957          $1,059,807       $359,151
-------------------------- ------ ---------------  --------------- ---  -------------- --------------


     The decline Life and Annuity segment results (before realized investment gains) for the six months ended June 30, 1998 is principally attributable to a return to historical mortality levels for broker-sold graded benefit life insurance products, after realizing more favorable results in 1997. The decrease in the Accident and Health segment is primarily attributable to increased individual Accident and Health claim ratios. United Liberty contributed approximately $60 thousand of additional pretax income less a similar amount of related financing costs.

     Total premiums and other considerations decreased approximately 1.5% during the first six months of 1998. This change is attributable to a 11.4% decrease in Accident and Health premium and an 8.0% increase is Life and Annuity premium. The majority of the Accident and Health decrease is attributable to termination of certain under- performing group Dental cases. However, termination of these cases has resulted in an approximate two percentage point improvement in Dental profit margins. Approximately 80% of the Life and Annuity increase resulted from acquisition of United Liberty, while the remainder resulted primarily from improved home service sales and persistency.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                                    CASH FLOW AND LIQUIDITY


     Cash flow from operations totaled $360,784 for the six months ended June 30, 1998 compared to $1,346,998 for the same period in the prior year. This decrease was principally attributable to a reduction in outstanding claim liabilities, accrued expenses and taxes.

     The $5,574,954 of cash used in investing activities resulted primarily from the acquisition of United Liberty Life Insurance Company.

     The cash provided by financing activities during the first six months of 1998 is primarily attributable to an additional $3,400,000 bank loan used to finance a portion of the United Liberty Life Insurance Company acquisition.












PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

     The 1998 annual meeting of shareholders of the company was held on May 21, 1998. At the meeting, eight incumbent directors were re-elected to serve until the 1999 annual meeting of shareholders.

     The names of the incumbent directors and the shares of the Company's Class A Stock were voted as follows:

        Candidate                              For               Withheld

        John H. Harralson, Jr.              573,188              14,470
        Lane A. Hersman                     563,801              23,827
        Frank T. Kiley                      573,188              14,470
        Charles A. Mays                     563,763              23,895
        Earle V. Powell                     573,188              14,470
        Thomas G. Ward                      573,188              14,470
        Darrell R. Wells                    573,188              14,470
        Margaret A. Wells                   573,188              14,470


Item 6. Exhibits and Reports on Form 8-K.

     a. Exhibit 11. Statement re computation of per share earnings Exhibit 27. Financial Data Schedule

     b. A Form 8-K dated April 7, 1998 was filed relating to Item 5. Other Events. The form disclosed modification of the terms of the pending acquisition of United Liberty Life Insurance Company (United Liberty). A Form 8-K dated May 27, 1998 was filed relating to Item 2. Acquisition or Disposition of Assets. The form disclosed completion of the United Liberty acquisition.


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


                                     CITIZENS FINANCIAL CORPORATION

                                     BY:  /s/ Darrell R. Wells
                                     President and Chief Executive Officer

                                     BY:   /s/ Brent L. Nemec
                                     Treasurer and Principal Accounting Officer
Date: August 14, 1998

                                        EXHIBIT INDEX


Exhibit No.                      Description                            Page No.


   11               Statement re computation of per share earnings           13

   27               Financial Data Schedule             (electronic filing only)


EXHIBIT 11
COMPUTATION OF PER SHARE EARNINGS






Six Months Ended June 30                                            1998            1997
--------------------------------------------------------- -------------- ---------------
Numerator:
   Diluted:    Net income                                     $1.681.886       $ 574,734
                   Less: Preferred stock dividends               202.950         203,500
--------------------------------------------------------- -------------- ---------------
   Basic:       Net income applicable to common stock         $1,478,936       $ 371,234
--------------------------------------------------------- -------------- ---------------

Denominator:
   Basic:       Weighted average common shares                 1,076,670       1,075,615
                    Plus: Assumed conversion of preferred stock  739,359         740,000
--------------------------------------------------------- -------------- ---------------
   Diluted:    Weighted average shares assuming preferred conve1,816,029       1,815,615
--------------------------------------------------------- -------------- ---------------

   Basic earnings per share                                        $1.37 $          0.35
   Diluted earnings per share                                      $0.93 $          0.32



Three Months Ended June 30                                          1998            1997
--------------------------------------------------------- -------------- ---------------
Numerator:
   Diluted:    Net income                                       $821,807       $ 296,851
                   Less: Preferred stock dividends               101,200         101,750
--------------------------------------------------------- -------------- ---------------
   Basic:       Net income applicable to common stock           $720,607       $ 195,101
--------------------------------------------------------- -------------- ---------------

Denominator:
   Basic:       Weighted average common shares                 1,077,714       1,075,615
                    Plus: Assumed conversion of preferred stock  738,725         740,000
--------------------------------------------------------- -------------- ---------------
   Diluted:    Weighted average shares assuming preferred conve1,816,439       1,815,615
--------------------------------------------------------- -------------- ---------------

   Basic earnings per share                                        $0.66 $          0.18
   Diluted earnings per share                                      $0.46 $          0.16


