Form 10QSB
period 1998-09-30
CITIZENS FINANCIAL CORP /KY/
filed 1998-11-16
CIK 887136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB





REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                     or



  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934 For the  transition  period from  __________ to
__________



                              Commission file number 0-20148


                              CITIZENS FINANCIAL CORPORATION
             (Exact name of small business issuer as specified in its charter)


            Kentucky                                                 61-1187135
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


                       12910Shelbyville  Road,   Louisville,   Kentucky,   40243
                            (Address of principal executive offices)


                                       (502) 244-2420
                                 (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No



                             APPLICABLE ONLY TO CORPORATE ISSURERS

     State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: Class A Stock 1,802,615 as of November 12, 1998.

Transitional Small Business Disclosure Format (Check one):Yes     No  X

     This Report consists of 13 consecutively numbered pages. An index to the Exhibits to this Report appears on page 12. The date of this Report is November 13, 1998.


Part I - FINANCIAL INFORMATION;  Item 1 - Financial Statements
--------------------------------------------------------------



                      Citizens Financial Corporation and Subsidiaries Condensed Consolidated Statements of Operations
                                        (Unaudited)



Nine Months Ended September 30                       1998                  1997

----------------------------------------------- -------------------- -----------
Revenues:
   Premiums and other considerations          $14,332,477           $14,144,081
   Premiums ceded                                (740,462)             (819,487)
------------------------------------------- -------------------- ---------------
      Net premiums earned                       13,592,015           13,324,594
   Net investment income                         3,634,871            2,866,450
   Net realized investment gains, net of expenses
                                                 2,532,217            1,058,247
   Other income                                     21,397                8,240
------------------------------------------- -------------------- ---------------
Total Revenues                                  19,780,500           17,257,531

Policy Benefits and Expenses:
   Policyholder benefits                        10,113,702            8,649,689
   Policyholder benefits ceded                    (835,182)            (646,827)
------------------------------------------- -------------------- ---------------
      Net benefits                               9,278,520            8,002,862
   Increase in net benefit reserves                485,239              604,827
   Interest credited on policyholder deposits      637,091              675,204
   Commissions                                   2,829,055            2,800,671
   General expenses                              3,460,646            3,181,723
   Interest expense                                335,933              260,956
   Policy acquisition costs deferred              (725,246)            (830,096)
   Amortization of deferred policy acquisition
 costs and                                         944,779            1,038,242
      value of insurance acquired
-------------------------------------------- -------------------- --------------
Total Benefits and Expenses                      17,246,017          15,734,389
----------------------------------------- -------------------- -----------------
Income before Federal Income Tax                  2,534,483           1,523,142
Federal Income Tax Expense                          494,000             263,000
------------------------------------------ -------------------- ----------------
Net Income                                        2,040,483           1,260,142
Dividends on Redeemable Convertible
 Preferred Stock                                    279,650             305,250
------------------------------------- -------------------- ---------------------
Net Income Applicable to Common Stock            $1,760,833          $  954,892
-------------------------------------------- -------------------- --------------

Net Income Per Common Share:
   Basic                                              $1.54            $   0.89
   Diluted                                            $1.12            $   0.69









Part I; Item 1  (continued)



                 Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



Three Months Ended September 30                          1998            1997


-------------------------------------------- -------------------- --------------
Revenues:
   Premiums and other considerations               $  5,020,409    $  4,597,637
   Premiums ceded                                      (287,876)       (265,749)
---------------------------------------------- -------------------- ------------
      Net premiums earned                             4,732,533       4,331,888
   Net investment income                              1,354,127         884,224
   Net realized investment gains, net of expenses       463,188         810,890
   Other income                                          13,143             945
------------------------------------------------ -------------------- ----------
Total Revenues                                        6,562,991       6,027,947

Policy Benefits and Expenses:
   Policyholder benefits                              3,697,136       2,821,895
   Policyholder benefits ceded                         (260,387)       (129,295)
----------------------------------------------- -------------------- -----------

      Net benefits                                     3,436,749      2,692,600
   Increase in net benefit reserves                      159,178        142,724
   Interest credited on policyholder deposits            194,061        222,167
   Commissions                                           922,467        917,639
   General expenses                                    1,091,746      1,032,760
   Interest expense                                      143,866         82,005
   Policy acquisition costs deferred                    (180,375)      (200,488)
   Amortization of deferred policy acquisition costs     420,702        310,132
   and value of insurance acquired
------------------------------------------------ -------------------- ----------
Total Benefits and Expenses                            6,188,394      5,199,539
----------------------------------------------- -------------------- -----------
Income before Federal Income Tax                         374,597        828,408
Federal Income Tax Expense                                16,000        143,000
------------------------------------------------ -------------------- ----------
Net Income                                               358,597        685,408
Dividends on Redeemable Convertible Preferred Stock       76,700        101,750
------------------------------------------------ -------------------- ----------
Net Income Applicable to Common Stock                  $ 281,897      $ 583,658
----------------------------------------------- -------------------- -----------

Net Income Per Common Share:
   Basic                                                   $0.22          $0.54
   Diluted                                                 $0.20          $0.38









Part I; Item 1  (continued)



                 Citizens Financial Corporation and Subsidiaries
             Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)



                                              September 30,        December 31,
                                                  1998                 1997
----------------------------------------- -------------------- -----------------
ASSETS

Investments:
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $75,851,430   $78,020,618    $   43,029,609
and $41,840,652 in 1998 and 1997 respectively)
Equity securities (cost of $14,090,935 and         14,898,760        14,942,792
$12,014,105 in 1998 and 1997, respectively)
Investment real estate                              3,646,033         3,890,961
Mortgage loans on real estate                         166,261           170,536
Policy loans                                        4,086,321         2,943,148
Short-term investments                                572,492           572,492
------------------------------------------- -------------------- ---------------
Total Investments                                 101,390,485        65,549,538

Cash and cash equivalents                           6,896,312         6,180,576
Accrued investment income                           1,252,066           710,673
Reinsurance recoverable
   Paid benefits and losses                           129,449            82,702
   Unpaid benefits, losses and IBNR                 2,925,532         1,537,270
Premiums receivable                                   415,130           442,846
Property and equipment                              1,490,213         1,295,917
Deferred policy acquisition costs                   4,061,708         3,819,678
Value of insurance acquired                         6,343,007         4,496,872
Goodwill                                              519,814           104,814
Other assets                                          381,786           528,956
------------------------------------------- -------------------- ---------------
Total Assets                                   $  125,805,502    $   84,749,842








Part I; Item 1  (continued)



                 Citizens Financial Corporation and Subsidiaries
              Condensed Consolidated Statements of Financial Condition
                                 (Unaudited)




                                              September 30,        December 31,
                                                  1998                 1997
---------------------------------------- -------------------- ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
Policy liabilities:
   Future policy benefits                      $77,571,850          $42,229,519
   Policyholder deposits                        16,299,125           15,538,891
   Policy and contract claims                    1,167,024            1,220,023
   Unearned premiums                               205,635              160,107
   Other                                           186,452              190,243
-------------------------------------------- -------------------- --------------
Total Policy Liabilities                        95,430,086           59,338,783

Notes payable                                    6,610,000            3,510,000
Accrued expenses and other liabilities           3,294,498            2,763,849
Federal income tax payable                         750,480              263,500
Deferred federal income tax                        420,497              508,918
-------------------------------------------- -------------------- --------------
Total Liabilities                              106,505,561           66,385,050

Commitments and Contingencies

Redeemable Convertible Preferred Stock;               ---             4,043,907
   370 shares outstanding in 1997

Shareholders' Equity
Commons stock, 6,000,000 shares authorized;      1,802,615            1,075,615
      1,802,615 and 1,075,615 shares issued and
      outstanding in 1998 and 1997, respectively
   Additional paid-in capital                    8,091,825            4,836,057
   Unrealized appreciation of investments        1,893,453            2,594,998
   Retained earnings                             7,512,048            5,814,215
-------------------------------------------- -------------------- --------------
Total Shareholders' Equity                      19,299,941           14,320,885
-------------------------------------------- -------------------- --------------
Total Liabilities and Shareholders' Equity    $125,805,502          $84,749,842







Part I; Item 1  (continued)

                 Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


Nine Months Ended September 30                      1998                  1997
------------------------------------------- -------------------- ---------------


Cash Flows from Operations:
Net income                                      $  2,040,483       $  1,260,142
Adjustments to reconcile net income to cash from operations:
   Increase in benefit reserves                      503,910            474,590
   Decrease in claim liabilities                    (195,683)          (187,467)
   (Increase) decrease in reinsurance recoverable    (45,293)           277,462
   Interest credited on policyholder deposits        637,091            675,204
   Provision for amortization and
   depreciation, net of deferrals                    425,798            399,996
   Amortization of premium and accretion of discount  72,600            (15,490)
      on Securities purchased, net
   Net realized investment gains                  (2,532,217)        (1,058,247)
   Decrease in accrued investment income              64,858            101,612
   Change in other assets and liabilities           (178,658)           195,929
   Increase (decrease) in deferred Federal
   income tax liability                             (287,979)            16,000
   Increase (decrease) in Federal income
   taxes payable                                     486,980           (268,000)
--------------------------------------------- -------------------- -------------
Net Cash provided by Operations                      991,890          1,871,731

Cash Flows from Investment Activities:
Cost of securities acquired                       (28,546,723)      (19,285,137)
Investments sold or matured                        30,870,497        17,280,983
Purchase price paid for United Liberty Life        (3,787,613)          ---
Insurance Company in excess of cash acquired
Investment management fees and margin interest       (396,369)         (364,504)
Short-term investments sold, net                         ---            342,219
Additions to property and equipment, net              (132,611)        (223,008)
Other investing activities, net                         37,249           47,591
-------------------------------------------- -------------------- --------------
Net Cash used in Investment Activities              (1,955,570)      (2,201,856)

Cash Flows from Financing Activities:
Policyholder deposits                                   543,575         573,347
Policyholder withdrawals                             (1,415,916)     (1,524,182)
Net brokerage account loan proceeds (repayments)       (144,454)      1,796,110
Notes payable and interest - guarantor                   ---           (220,869)
Proceeds from note payable - bank                     3,400,000           ---
Payments on notes payable - bank                       (300,000)       (290,000)
Common stock issuance                                    45,000           ---
Preferred stock redemption                             (169,139)          ---
Dividends on redeemable convertible preferred stock    (279,650)       (305,250)
--------------------------------------------- -------------------- -------------
Net Cash provided by Financing Activities              1,679,416         29,156

--------------------------------------------- -------------------- -------------
Net Increase (Decrease) in Cash and Cash Equivalents     715,736       (300,969)
Cash and Cash Equivalents at Beginning of Period       6,180,576      2,805,717
------------------------------------------------- -------------------- ---------
Cash and Cash Equivalents at End of Period          $  6,896,312   $  2,504,748








Part I; Item 1  (continued)


                 Citizens Financial Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



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



2.   Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities to be included in comprehensive income.

The components of comprehensive income, net of related tax, for the nine months ended September 30, 1998 and 1997 are as follows:



 Nine months ended September 30                       1998                 1997

---------------------------------------------- -------------------- ------------
 Net income                                        $2,040,483        $1,260,142
 Net unrealized gains on available for sale          (701,545)        2,054,587
 securities
-------------------------------------------- -------------------- --------------
 Comprehensive income                               $1,338,938       $3,314,729


3.Reclassifications

During 1997, the Company adopted the practice of netting certain direct, incremental investment management fees and margin loan interest costs against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with, capital gains generated in the equities portfolio. Previously reported amounts have also been reclassified for consistency. Costs netted against realized investment gains total $93,018 and $364,504 for the nine months ended September 30, 1998 and 1997 respectively.



4.   Purchase of United Liberty Life Insurance Company and Proforma Information

Effective May 12, 1998 the Company's Citizens Security Life Insurance Company subsidiary (Citizens Security) completed the acquisition of United Liberty Life Insurance Company (United Liberty) from Chaswil United Corporation, a privately-held Cincinnati insurance holding company. The acquisition price was $6.3 million, along with approximately $800 thousand of additional related costs. In conjunction with the acquisition, Chaswil retained approximately $2.1 million of United Liberty's real estate related and other assets, which were replaced with cash by Citizens Security.
The following proforma consolidated results of operations for the nine months ended September 30, 1998 and 1997 give effect to the United Liberty acquisition as though it had occurred at the beginning of each period presented. The primary proforma effects relate to amortization of the acquired value of insurance inforce, foregone investment income relating to Company funds used in the purchase, and additional interest expense associated with incremental bank borrowings. Goodwill of approximately $440,000 was recorded relating to the acquisition. The proforma results are not necessarily indicative of the consolidated results that would have occurred or which will be obtained in the future.


   Proforma Consolidated Results of Operations
   Nine months ended September 30                     1998                 1997
   ------------------------------------------- -------------------- ------------


   Revenue                                          $21,314,035     $22,740,953
   Net Income                                      $  2,043,322    $  1,321,538
   Net Income Applicable to Common Stock           $  1,763,672    $  1,016,288

   Earnings per share:
   -------------------------------------------- -------------------- -----------
   Basic                                                   $1.55          $0.94
   Diluted                                                 $1.13          $0.73



Part I - FINANCIAL INFORMATION; Item 2 - Management's Discussion and Analysis or Plan of Operations



                               FINANCIAL POSITION


Fixed maturities increased $34,010,778 based on amortized cost, during the first nine months of 1998. Equity securities increased $2,076,830 on a cost basis and decreased $44,032 on market value basis, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities decreased approximately $1,141,000 during the nine months ended September 30, 1998.



                                   OPERATIONS

An analysis of segment results (before federal income taxes) for the nine months and three months ended September 30, 1998 and 1997 is shown below.


                                Segment Income
 ------------------------------------------------------------------------------
                    Before Realized Investment Gains           Total
              ---------------------------------------   ------------------------

Nine months ended September
30                                       1998      1997        1998       1997

--------------------------------------------------------------------------------
Life and Annuity                   $ (305,505) $  (66,146) $2,139,510 $ 952,818
Accident and Health                   307,771     531,041     394,973   570,324
--------------------------------------------------------------------------------
Total                               $   2,266    $ 464,895  $2,534,483 $1,523,14


--------------------------------------------------------------------------------



Three months ended
September 30                             1998         1997      1998       1997


--------------------------------------------------------------------------------
Life and Annuity                     $ (342,002) $ (159,068)$  114,345 $ 621,965
Accident and Health                     253,411     176,586    260,252   206,443
--------------------------------------------------------------------------------
Total                                  $(88,591)    $17,518   $374,597  $828,408



The decline in Life and Annuity segment results (before realized investment gains) for the nine months ended September 30, 1998 is principally attributable to a return to historical mortality levels for broker-sold graded benefit life insurance products, after realizing more favorable results in 1997. The improvement in the Accident and Health segment for the current quarter is primarily attributable to termination of an unprofitable group dental case during the year, while the year-to-date decrease is primarily attributable to this group dental case and increased individual Accident and Health claim ratios.

Total premiums and other considerations increased approximately 2% during the first nine months of 1998. This change is attributable to a 14% increase in Life and Annuity premium along with an 11% decrease in Accident and Health premium. Approximately 85% of the Life and Annuity increase resulted from acquisition of United Liberty, while the remainder resulted primarily from improved home service sales and persistency. The majority of the Accident and Health decrease is attributable to termination of certain under-performing group Dental cases.



Part I; Item 2  (continued)



                             CASH FLOW AND LIQUIDITY


Cash flow from operations totaled $991,890 for the nine months ended September 30, 1998 compared to $1,871,731 for the same period in the prior year. This decrease was principally attributable to an increase in certain reinsurance receivables, increased life claims, and a reduction of certain outstanding accrued expenses.

The $1,955,570 of cash used in investing activities resulted primarily from the acquisition of United Liberty Life Insurance Company, partially offset by liquidation of certain fixed maturity investments.

The cash provided by financing activities during the first nine months of 1998 is primarily attributable to an additional $3,400,000 bank loan used to finance a portion of the United Liberty Life Insurance Company acquisition.


Part II - OTHER INFORMATION



Item 2.  Changes in Securities

     c. As disclosed in the Company's Forms 8-K filed August 14 and September 4, 1998, in late August and early September 1998, the Company issued 718,000 shares of its Class A Stock (the "Common Stock") to 20 holders of record of its 1995 Convertible Class B Preferred Stock (the "Preferred Stock") in exchange for their shares of Preferred Stock. The exchange was not underwritten. Pursuant to the instruments governing the Preferred Stock, it was called by the Company for redemption for cash or conversion into Common Stock on the ratio of 2,000 shares of Common Stock for each share of Preferred Stock. The shares of Common Stock were exempt from registration pursuant to Section 3(a)(9) of the Securities Act by reason of their being securities exchanged by the issuer with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.



Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibit 11.  Statement re computation of per share earnings.
                  Exhibit 27.  Financial Data Schedule.


         b.       Form 8-KA's dated July 28 and 29, 1998 were filed  relating to
                  Item 7 Financial Statements. These forms disclosed audited, interim, and proforma financial information for United Liberty Life Insurance Company, which was acquired during May 1998.

                  Form 8-K's dated August 14 and September 4, 1998 were filed relating to Item 5 Other Events. These forms disclosed the Company's program for redeeming the Preferred Stock and the conversion or repurchase of all such stock by the established deadline of September 3, 1998. The conversion program resulted in issuance of 718,000 additional shares of Common Stock.



                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CITIZENS FINANCIAL CORPORATION

                   BY: /s/ Darrell R. Wells
                      -----------------------------------------------------
                      Darrell R. Wells
                      President and Chief Executive Officer

                   BY: /s/ Brent L. Nemec
                      ------------------------------------------ ----------
                      Brent L. Nemec
                      Treasurer and Principal Accounting Officer


Date:  November 13, 1998









                                  EXHIBIT INDEX



-------------------- ---------------------------------- -----------------------
    Exhibit No.             Description                              Page No.
-------------------- ---------------------------------- -----------------------

     11        Statement re computation of per share earnings          13

     27        Financial Data Schedule                   electronic filing only





















                                   EXHIBIT 11

                 Citizens Financial Corporation and Subsidiaries
                        Computation of Per Share Earnings
                                   (Unaudited)




Nine Months Ended September 30                       1998                  1997
---------------------------------------------- -------------------- ------------

Numerator:
   Diluted:  Net income                            $2,040,483       $ 1,260,142
             Less: Preferred stock dividends         (279,650)        (305,250)
--------------------------------------------- -------------------- -------------
   Basic:    Net income applicable to common stock $1,760,833      $    954,892
--------------------------------------------- -------------------- -------------

Denominator:
   Basic:    Weighted average common shares         1,139,838         1,075,615
   Plus: Assumed conversion of preferred stock        675,495           740,000
---------------------------------------------- -------------------- ------------
  Diluted:  Weighted average shares assumin
  preferred conversion                              1,815,333         1,815,615
---------------------------------------------- -------------------- ------------

Basic Earnings Per Share                                $1.54             $0.89

Diluted Earnings Per Share                              $1.12             $0.69








Three Months Ended September 30                      1998                  1997
------------------------------------------- -------------------- ---------------

Numerator:
   Diluted:  Net income                          $358,597              $685,408
             Less: Preferred stock dividends      (76,700)             (101,750)
------------------------------------------- -------------------- ---------------
   Basic:  Net income applicable to common stock $281,897              $583,658
------------------------------------------- -------------------- ---------------

Denominator:
   Basic:    Weighted average common shares       1,264,115           1,075,615
   Plus: Assumed conversion of preferred stock      549,848             740,000
-------------------------------------------- -------------------- --------------
   Diluted:  Weighted average shares assuming preferred conversion
                                                   1,813,963          1,815,615
-------------------------------------------- -------------------- --------------

Basic Earnings Per Share                               $0.22              $0.54

Diluted Earnings Per Share                             $0.20              $0.38