Form 10QSB/A
period 1998-09-30
CITIZENS FINANCIAL CORP /KY/
filed 1999-01-22
CIK 887136

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


                                       FORM 10-QSB /A
                                       AMENDMENT NO. 1



             NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF
                THE SECURITIES  EXCHANGE ACT  OF 1934

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

                     12910 Shelbyville Road, Louisville, Kentucky, 40243
                          (Address of principal executive offices)

                                       (502) 244-2420
                                 (Issuer's telephone number)




     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No--


                            APPLICABLE ONLY TO CORPORATE ISSURERS

     State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,802,615 as of November 12, 1998.

Transitional Small Business Disclosure Format (Check one):   Yes  --  No  X






Part I; Item 2


                       Citizens Financial Corporation and Subsidiaries
             Revised Managemen's Discussion and Analysis or Plan of Operations
                                         (Unaudited)



     The undersigned registrant hereby amends its Quarterly Report on Form 10QSB for the period ended September 30, 1998 to include additional disclosure regarding status of the year 2000 issue.


Year 2000 Issue:


     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs could fail to properly distinguish between dates in the 1900's and 2000's. This could cause system failures or miscalculations, creating disruption of operations, including, among other things, a temporary inability to process insurance transactions, conduct banking activities, or engage in other normal business activities. Also, some systems and equipment that are not typically thought of as "computer-related" ("non-IT") contain imbedded hardware or software that may not perform properly after 1999.

     The Company has completed an internal assessment of the year 2000 issue and implemented a program to install updated releases or modify its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's two primary insurance administrative systems (Individual and Group) are vendor supplied programs which have been or, are being modified as part of the ongoing vendor maintenance process. Modification of the Individual insurance system is complete. The Group insurance system modifications are currently being tested by the vendor and are expected to be installed and tested by the Company by June 30, 1999. Most of the peripheral, internally developed programs associated with these systems have also been modified, and those remaining are scheduled to be completed by June 30, 1999. The Company's investment accounting and general ledger systems are also vendor supplied programs which have been properly updated. The Company's primary non-IT systems involve building equipment control modules at its home office. No significant issues are expected with these systems and verification is expected to be complete by March 31, 1999.

     The most significant third-parties potentially impacting the Company are banks, investment brokers, and suppliers of utility and telecommunication services. Their critical functions include safekeeping and managing investment portfolios, processing the Compan's operating bank accounts, and supplying utilities. Assurances of year 2000 compliance have been received from the Company's primary banking service provider and many other key providers. Efforts are ongoing to obtain additional assurances.

     The total year 2000 project cost is estimated at approximately $100,000 which is primarily internal salary cost for testing and modifying peripheral programs associated with the Individual and Group insurance systems.
Approximately half of this total has been incurred and expensed with the remaining half to be incurred and expensed over the next four quarters. The direct cost of modifying the Individual and Group system vendor programs is included in annual maintenance fees which total approximately $25,000.

     The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the year 2000 issue. Portfolio diversification reduces the overall risk.

     Although the Company  expects its critical  systems to be compliant by June
30,  1999,   there  is  no  guarantee  that  these  results  will  be  achieved.
Specifically, from year 2000 problems, the Company could experience

Part I; Item 2 continued


     an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets and operating cash accounts, accurately maintain policyholder information, accurately maintain accounting records, issue new policies and/or perform adequate customer service. While the Company believes the occurrence of such a situation is unlikely, a possible worst case scenario might include one or more of the Company's significant insurance systems being non-compliant. Such event could result in a material disruption to the Companys operations. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and liquidity and ultimately on its financial position.

     With respect to contingency plans for the Group insurance system, if unforeseen delays are encountered during the next few months, the Company will develop supplemental manual processing procedures to assist with group claims adjudication. This is not expected to be a significant issue, as most group insurance processing is not dependent on date sensitive data. Regarding third-party systems, the Company is continuing to assess their compliance and will continue to reassess the need for formal contingency plans, based on progress of year 2000 efforts by the Company and third parties.



Forward - Looking Information:

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

     The statements contained in this "Management's Discussion and Analysis or Plan of Operations," and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or actual results will not be significantly different from those set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.




                               CITIZENS FINANCIAL CORPORATION

                                         SIGNATURES




     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned,therunto duly authorized.

                            CITIZENS FINANCIAL CORPORATION

                        BY:    /s/ Darrell R. Wells
                           -------------------------------------------
                                    Darrell R. Wells
                           President and Chief Executive Officer

                        BY:    /s/ Brent L. Nemec
                           -------------------------------------------
                                      Brent L. Nemec
                              Treasurer and Principal Accounting Officer
Date:  January 15, 1999