Form 10KSB
period 1998-12-31
CITIZENS FINANCIAL CORP /KY/
filed 1999-03-29
CIK 887136

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended DECEMBER 31, 1998

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

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


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Class A Stock, No Par Value


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
 Yes X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $27,277,005.

State   the   aggregate   market   value  of  the   common   equity   held  by
non-affiliates: $7,179,000 (based on a $9.50 per share quoted price on March 26, 1999).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,800,315 shares of Class A stock as of March 26, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer's Board of Director's Proxy Statement for the Annual Meeting of Shareholders now scheduled for May 20, 1999 are incorporated into
Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):   Yes   No  X

This Report consists of 51 consecutively numbered pages. The date of this Report is March 31, 1999.

==============================================================================

                                  CONTENTS


                                    PART I


                                                              Page

ITEM   1. DESCRIPTION OF BUSINESS...........................   3

ITEM   2. DESCRIPTION OF PROPERTY...........................  10

ITEM   3. LEGAL PROCEEDINGS

ITEM   4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS ...................................   10


                                   PART II

ITEM   5. MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS ......................   10
ITEM   6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS ...............................   12
ITEM   7. FINANCIAL STATEMENTS..............................   24

ITEM   8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ................ 46


                                   PART III

ITEM   9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...  46
ITEM 10. EXECUTIVE COMPENSATION ..............................  46
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT ........................  46
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS .................................  46
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ....................  47
SIGNATURES ...................................................  48
EXHIBIT INDEX ................................................  49
EXHIBITS......................................................  51



                                    PART I
                       ITEM 1.  DESCRIPTION OF BUSINESS


General

Citizens Financial Corporation (herein, the "Company" or the "Registrant") was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company ("Citizens Security") for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly-owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance, annuities, and accident and health insurance through Citizens Security and United Liberty Life Insurance Company "United Liberty") (herein collectively, the "Insurance Subsidiaries").

Citizens Security was incorporated in Kentucky and commenced business in 1965. In 1971, Citizens Security acquired Central Investors Life Insurance Company by merger. In 1987, it purchased the stock of Old South Life Insurance Company ("Old South"). In 1992, Old South merged into Citizens Security. In 1995, the Company and Citizens Security purchased substantially all of the stock of Integrity National Life Insurance Company ("Integrity") and merged it into Citizens Security. On May 12, 1998, Citizens Security purchased all of the outstanding shares of United Liberty. See Item 6. "Management's Discussion and Analysis or Plan of Operations" and Item 7, Note 2 of the Notes to Consolidated Financial Statements for a description of this acquisition. The Insurance Subsidiaries are currently licensed to transact the business of life insurance, annuities, and accident and health insurance. Citizens Security is licensed in twenty states and the District of Columbia while United Liberty is licensed in twenty-three states.



Insurance Operations

The Company, through its Insurance Subsidiaries,  operates in five segments --
1) home service life insurance,  2) broker-sold  life insurance and annuities,
3) preneed life insurance, 4) dental insurance, and 5) other health and accident insurance. The home service and preneed life segments provide individual coverages; the dental segment provides group coverages; while the broker life and other health segments include individual and group insurance. The following table presents each business segment's revenue; pretax income or loss excluding realized investment gains and interest expense;  and  ending  assets  for  each  of  the  last  three  fiscal  years.
Additional segment information is contained in Item 6, "Management's Discussion and Analysis or Plan of Operations" and in Item 7, Note 11 of the Notes to Consolidated Financial Statements.

Segment Revenue, Profit or Loss, and Assets:
Segment Revenue, Profit or Loss, and Assets:

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Revenue:
  Home Service Life                  $ 8,315,66  $ 8,322,33  $ 8,660,688
  Broker Life                          5,341,104   4,482,486   4,860,066
  Preneed Life                         2,099,584         ---         ---
  Dental                               6,435,680   7,218,575   6,938,889
  Other Health                         1,409,483   1,485,301   1,675,480
-------------------------------------------------------------------------
  Segment Totals                      23,601,516  21,508,695  22,135,123
  Net  realized   investment  gains,   3,675,489   2,193,148     915,062
net of expenses
-------------------------------------------------------------------------
  Total Revenue                      $ 27,277,00 $23,701,84  $23,050,185
-------------------------------------------------------------------------


Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Segment Profit (Loss):
  Home Service Life                  $   211,71      $97,98     703,509
  Broker Life                           254,189     100,655     223,739
  Preneed Life                           15,325       ---         ---
  Dental                                295,038      214,495   (105,254)
  Other Health                           90,174      206,591    382,895
-------------------------------------------------------------------------
  Segment Totals                        866,439      618,839  1,204,889
  Net  realized   investment  gains,  3,675,489    2,193,148    915,062
net of expenses
  Interest expense                      468,268      341,275    784,325
-------------------------------------------------------------------------
  Income before Federal Income Tax   $   4,073,66   2,470,71  1,335,626
-------------------------------------------------------------------------


December 31                                 1998        1997        1996
-------------------------------------------------------------------------

Assets:
  Home Service Life                  $ 43,299,03   42,944,97  39,484,726
  Broker Life                         52,783,159  39,165,663  38,063,665
  Preneed Life                        30,869,962      ---         ---
  Dental                                 674,728     699,382     747,463
  Other Health                         1,872,237   1,939,822   1,966,854
-------------------------------------------------------------------------
  Total Assets                      $129,499,123   84,749,84   80,262,708
-------------------------------------------------------------------------


Home Service Life. The Home Service Life segment consist of traditional whole life insurance, which provides policyholders with permanent life insurance and fixed, guaranteed rates of return on the cash value element of policy premiums. Agents for these products sell primarily small face value policies (typically from $1,000 to $10,000). These policies are subject to normal underwriting procedures with the extent of such procedures determined by the amount of insurance, age of applicant and other pertinent factors.

Broker Life. The Broker Life segment offers traditional whole life insurance; universal life insurance, which provides policyholders with permanent life insurance and adjustable rates of return on the cash value element of policy premiums, based upon current interest rates; annuities; group life; accidental death and dismemberment; and dependent life insurance.

The majority of Broker Life sales consist of graded death benefit and simplified issue (traditional, whole life) policies. The graded death benefit policy returns premium plus interest compounded at an annual rate of 10% if the insured dies of natural causes during the first three years the policy is in force. After three years, and during the first three years if the insured dies of an accidental cause, the benefit payable is the face amount of the policy. Prior to introduction of this product in the second quarter of 1997, the Company issued graded death benefit policies with a two year return-of-premium period. The simplified issue product provides full face amount coverage from date of issue, is more extensively underwritten and carries lower premium rates than the graded death benefit product. This product was introduced in the third quarter of 1997. These products are targeted towards the "final expense market".

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

Preneed Life. The Preneed Life segment products are traditional life policies sold to individuals in connection with prearrangement of their funeral and include single and multi-pay coverages, generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates.

The following table provides information concerning the Insurance Subsidiaries' volume of life insurance coverage in force excluding participation in group underwriting pools for federal employees (FEGLI) and service personnel (SGLI) for each of the last three fiscal years.

Year Ended December 31
(Dollars in Thousands)                       1998          1997           1996
----------------------------------- -------------- ------------- --------------
In force at beginning of period1         $680,664      $712,581       $769,471
Acquired business of United
Liberty                                   $88,107           ---            ---
New business issued during period:
   Individual                              65,860        61,519         51,477
   Group                                    4,026         3,755          6,787
----------------------------------- -------------- ------------- --------------

    Total                                $ 69,886      $ 65,274        $58,264
----------------------------------- -------------- ------------- --------------
Terminations during period               $ 81,086      $ 97,191       $115,154
Termination rate2                          10.80%        13.64%         14.97%
In force at end of period1:
   Individual                             590,467       507,381        515,163
   Group                                  167,104       173,283        197,418
----------------------------------- -------------- ------------- --------------
    Total                                $757,571      $680,664       $712,581
----------------------------------- -------------- ------------- --------------
Net reinsurance ceded at end of
period                                   $122,993      $115,218       $129,287

1Before deduction of reinsurance ceded.
2Represents the percentage of individual policies terminated during the indicated period by lapse, surrender, conversion,
    maturity,  or  otherwise.   For  1998,   terminations  of  United  Liberty
policies have been annualized.

Dental Insurance. Dental products are indemnity policies sold on a pure group and voluntary group basis. Voluntary dental groups must meet prescribed participation limits. All dental products have annual limits on all covered procedures and lifetime limits on orthodontia procedures. In addition, orthodontia and major restorative procedures are not covered for the first six months to one year, depending upon the plan, unless a no-loss-no-gain provision is attached to the policy.

Other Health Insurance. Other Health products include individual accident and health insurance policies, which provide coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment. Group health plans are also marketed, providing coverage for short and long-term disability, and income protection.

Marketing. The Insurance Subsidiaries are currently licensed to sell products in 29 states and the District of Columbia. Citizens Security and United Liberty are both licensed in the states designated below with a"b" while only Citizens Security is licensed in the states designated "c" and only United Liberty in the states designated "u".

  b Alabama          b  Indiana        u Nebraska        u Oregon
  u Arizona          u  Kansas         u Nevada          c Pennsylvania
  b Arkansas         b  Kentucky       c New Jersey      b South
                                                           Carolina
  u Colorado         b  Louisiana      u New Mexico      b Tennessee
  c Delaware         b  Maryland       c North           b Texas
                                         Carolina
  c District   of    b  Mississippi    u Oklahoma        u Utah
    Columbia
  b Florida          b  Missouri       b Ohio            c Virginia
  c Georgia                                              b West
                                                           Virginia

The Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 2,100 sales representatives are licensed as independent agents for the Insurance Subsidiaries. The majority of these agents also represent other insurers. Approximately 360 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 60 agents specialize in the preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

The Insurance Subsidiaries furnish rate material, brochures, applications, and other pertinent sales material, at no expense to the agents. The agents are responsible for complying with state licensing laws and any related appointment fees. Agents are compensated by commissions. The Insurance Subsidiaries have agent commission arrangements that are generally intended to provide competitive incentives for agents to increase their production of new insurance and to promote continued renewals of in-force insurance. Historically, these incentives have frequently involved awards, overrides, and compensation scales that escalate according to achievement levels for newly-issued business and that provide additional payments for renewal business.

Underwriting. The Insurance Subsidiaries follow underwriting procedures designed to assess and quantify insurance risks before issuing life and health insurance policies to individuals and members of groups. Such procedures require medical examinations (including blood tests, where permitted) of applicants for certain policies of health insurance and for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant's age and vary by policy type. The Insurance Subsidiaries also rely upon medical records and upon each applicant's written application for insurance, which is generally prepared under the supervision of a trained agent. In issuing health insurance, information from the application and, in some cases, inspection reports, physician statements, or medical examinations are used to determine whether a policy should be issued as applied for, issued with reduced coverage under a health rider, or rejected.

Acquired Immunodeficiency Syndrome ("AIDS") claims identified to date, as a percentage of total claims, have not been significant for the Insurance Subsidiaries. Evaluating the impact of future AIDS claims under health and life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus, uncertainty as to the speed at which the AIDS virus has and may spread through the general population, and advancements in medical treatment options. The Insurance Subsidiaries have implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

Investments. The Company derives a substantial portion of its income from investments. The Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. Where deemed appropriate, the Insurance Subsidiaries will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). The Insurance Subsidiaries' non-investment grade bonds, based on reported fair values, represented 7.9% of the Company's cash and invested assets as of December 31, 1998. Citizens Security has maintained substantial investments in equity securities in order to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Insurance Subsidiaries. Mortgage loans, federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2. "Description of Property," represented approximately 5.5% of cash and invested assets as of December 31, 1998. Neither the
Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 1998 that would be included in the high-risk classification.

For  additional   information  concerning  investment  results,  see  Item  6,
"Management's Discussion and Analysis or Plan of Operations."

Reinsurance. In keeping with industry practice, the Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks, which it underwrites. The Insurance Subsidiaries retain no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit coverages above $4,000 are generally 50% reinsured, with the Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 1998, approximately $122,993,000 or 16% of life insurance in force was reinsured under arrangements described in Note 12 to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Insurance
Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit its maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

Competition. The insurance industry is highly competitive, with over 1,700 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the Insurance Subsidiaries. Financial and claims-paying ratings assigned to insurers by A.M. Best Company ("Best") and by nationally-recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best in May, 1996, when it was moved to B- (Good) in financial size Class IV from C++ (Fair) in the same size Class. United Liberty's rating at the date of its acquisition was B- (Good) in financial size Class IV. According to Best, a B- rating is assigned to companies that, in its opinion, have achieved good overall performance when compared to the standards established by Best. Also according to Best, B-companies generally have an adequate ability to meet their policyholder and other contractual obligations, but their financial strength may be susceptible to unfavorable changes in underwriting or economic conditions. There are seven Best rating categories above the B- category from B to A++. The Insurance Subsidiaries will continue to pursue upward revisions in their Best ratings.

S&P assigns claims-paying ability ratings to certain U.S. insurers. Generally, such a rating is S&P's opinion of an insurer's financial capacity to meet the obligations of its insurance policies in accordance with their terms. In the case of companies like Citizens Security that have not requested ratings, S&P's methodology uses statistical tests based on statutory financial data as filed with the National Association of Insurance Commissioners ("NAIC"). The rating process does not involve contact between S&P analysts and the insurer's management. In 1998, S&P changed their rating methodology and revised Citizens Security's rating from BBq to BBpi. (The "q" subscript designated the quantitative method of rating while the "pi" subscript designates the public information method). United Liberty has not been rated by S&P. According to S&P, BB companies may have adequate financial security but their capacity to meet policyholder obligations is vulnerable to adverse economic and underwriting conditions. The BB rating is the highest of five ratings in the vulnerable range of ratings. The Company was not informed of particular reasons for the latest change in its rating.

A rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The Insurance Subsidiaries compete primarily on the basis of the experience, size, accessibility and claims response of its customer service representatives, product design, service and pricing. The Company believes that the Insurance Subsidiaries are: generally competitive in the markets in which they are engaged based upon premium rates and services; have good relationships with their agents; and have an adequate variety of insurance and annuity products approved for issuance.

State Insurance Regulation. The Insurance Subsidiaries, in common with other insurers, are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to: grant and revoke licenses for transacting business, regulate the form and content of policies, establish reserve requirements, prescribe the type and amount of allowable investments, and review premium rates for fairness and adequacy. The Insurance Subsidiaries file detailed annual convention statements with all states in which they are licensed to transact business. The Kentucky Department of Insurance also periodically examines the business and accounts of the Insurance Subsidiaries.

The Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Insurance Subsidiaries, before offsets for future premium or intangible property taxes, were $24,665, $15,325, and $20,308 in 1998, 1997 and 1996, respectively. The amount of any future assessments under these laws cannot be reasonably estimated.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the Kentucky Department of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 1999, the maximum amount of dividends that Citizens Security and United Liberty could pay, without the Commissioner's approval, is $1,106,000 and $224,000, respectively. It is presently anticipated that the Company will derive substantially all of its liquidity from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owed by the Company.

During  recent  years,  the National  Association  of Insurance  Commissioners
(NAIC) has taken several steps to address public concerns regarding insurer solvency. These steps included implementing a state certification program designed to promote uniformity among the insurance laws of the various states and developing insurer reporting requirements that focus on asset quality, capital adequacy, profitability, asset/liability matching, and liquidity. These requirements include establishment of asset valuation reserves ("AVR") and interest maintenance reserves ("IMR"); risk-based capital ("RBC") rules to assess the capital adequacy of an insurer; and a revision to the Standard Valuation Law ("SVL") that specifies minimum reserve levels and requires cash flow testing in which projected cash inflows from assets are compared to projected cash outflows for liabilities to determine reserve adequacy.

The Insurance Subsidiaries' AVR, as of December 31, 1998, 1997 and 1996, is shown in Item 6. "Management's Discussion and Analysis or Plan of Operations". Cash flow testing and the results of such testing as applied to the Insurance Subsidiaries are also described and discussed in Item 6.

RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations in light of their size and risk profile. The four categories of major risk involved in the formula are [i] asset risk -- the risk with respect to the insurer's assets; [ii] insurance risk -- the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii] interest rate risk -- the interest risk with respect to the insurer's business; and [iv] business risk -- all other business risks. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower for less risky items. RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would be placed in conservatorship. Based on RBC computations as of December 31, 1998, Citizens Security and United Liberty each have capital levels, which are at least 400% of the minimum requirements.

Action taken by the NAIC in these and other areas may have a significant impact on the regulation of insurance companies during the next several years. Given their comparatively small size, it may be expected that the Insurance Subsidiaries would be affected by more stringent regulatory policy, both under existing laws and any new regulatory initiatives. Such effects could include curtailment or discontinuance of insurance underwriting in one or more states, mandated increases in capital and surplus, and/or other effects.

Federal Income Taxation. The Insurance Subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax rate of 20%. See Item 6. "Management's Discussion and Analysis or Plan of Operations" and Note 9 of the Notes to Consolidated Financial Statements.

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

Reserves. In accordance with applicable insurance laws, the Insurance Subsidiaries have established and carry as liabilities actuarial reserves to meet their policy obligations. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are required to be sufficient to meet policy obligations. The actuarial factors used in determining reserves in the statutory basis financial statements are based upon statutorily prescribed mortality and interest rates. Reserves maintained for health insurance include the unearned premiums under each policy, reserves for claims that have been reported but not yet paid, and reserves for claims that have been incurred but have not been reported. Furthermore, for all health policies under which renewability is guaranteed, additional reserves are maintained in recognition of the actuarially-calculated probability that the frequency and amount of claims will increase as policies persist. The Insurance Subsidiaries do not continue accumulating reserves on reinsured business after it is ceded. The Insurance Subsidiaries are required to maintain reserves on reinsured business assumed on a basis essentially comparable to direct insurance reserves. Reinsurance business assumed is presently insignificant in amount.

The reserves carried in the financial statements included elsewhere in this Form 10-KSB are calculated on the basis of generally accepted accounting principles and differ from the reserves specified by the laws of the various statutes and carried in the financial statements of the Insurance Subsidiaries prepared on the basis of statutory accounting principles. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation, and the use of the level premium reserve method on all insurance business. See Note 1 of the Notes to Consolidated Financial Statements for certain additional information regarding reserve assumptions under generally accepted accounting principles.

Employees. The total number of persons employed by the Company and its subsidiaries on March 26, 1999, exclusive of agents, was 66 of whom 64 were full time. As of that date, the Company had approximately 2,100 independent agents licensed to sell its products.



                       ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and its Insurance Subsidiaries occupy about 15,600 square feet in the building for their headquarters and home offices. Another 47,400 square feet of the remaining space are leased to unaffiliated tenants under leases of various duration. Market conditions for this property are favorable and, in management's opinion, the property is adequately covered by insurance. Currently, the Company's policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. In addition, the Company's current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised-value ratio of more than 75%.



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



                                    PART II

                       ITEM 5.  MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

As of March 26, 1999, there were approximately 2,820 holders of record of the Company's Class A Stock, its only class of common equity.

The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading volume in 1998 was about 11% of the average shares outstanding during the year and about 23% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 1998 and 1997 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not represent actual transactions.

                                            Bid Quotations for
                                           Class A Stock
                                    -----------------------------
            Quarter                         High           Low
            Ended                           Bid            Bid
                                    -----------------------------

            December 31, 1998            $ 10.25         $  8

            September 30, 1998           $ 12            $  10.25

            June 30, 1998                $ 15.13         $  9

            March 31, 1998               $ 10            $  6

            December 31, 1997            $ 7.75          $  5.63

            September 30, 1997           $ 6.13          $  4.75

            June 30, 1997                $ 5.75          $  4.75

            March 31, 1997               $ 6             $  5

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its income before interest and tax expense plus dividends, to its interest expense and dividend payments for five (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January, 1999, the Company could pay dividends in the maximum amount of approximately $1,850,000 without violating the loan agreement covenant. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code relating to insurance holding companies subject transactions between the Company and the Insurance Subsidiaries, including dividends paid to the Company, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Insurance Subsidiaries' capital and surplus available to support policyholder obligations. See Item 1. "Description of Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.


                ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATIONS


During 1998 the Company achieved record income and equity per common share and a 53% increase in assets. Net income applicable to common shares increased 91% to $3,020,000 compared to the prior year while equity per share increased 19% to $12.06. A significant portion of these record results are attributable to successful management of the Company's investment portfolio. As detailed below, during the past three years the Company has maintained an equity portfolio averaging approximately $11,100,000 (cost basis) which yielded an average annual pretax total return in excess of 23%. Pretax income from insurance operations increased 43% to $398,000, excluding realized investment gains. On May 12, 1998, the Company completed the acquisition of United Liberty for a total purchase price of approximately $7,076,000. In addition, due to growth in the Company's common stock market price, it was able to call its convertible preferred stock for redemption. The preferred shareholders converted 98% of the preferred shares to common shares, thus increasing outstanding shareholders' equity by a net total of $3,875,000.

In accordance with a new accounting pronouncement effective in 1998, the Company has revised its approach for reporting income by product line (business segment). In prior years, the Company reported results using two business segments: Life insurance and Accident and Health insurance. However, beginning in 1998, the Company is reporting five segments: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health.

Products in all five segments are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in the Broker Life segment which comprise a significant portion of existing business include group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single and multi-pay coverages, generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups.

Profit or loss for each segment is reported on a pretax basis, without an allocation of realized investment gains or interest expense.


ACQUISITIONS

United Liberty Life Insurance Company

On May 12,  1998 the  Company  acquired  100% of the  common  stock of  United
Liberty  from  an   unaffiliated   insurance   holding  company  (the "United
Acquisitio"). The United Acquisition was accounted for as a purchase and United Liberty's results of operations are included in the consolidated statements since the date of acquisition. United Liberty's primary business is traditional life insurance, including a presence in the pre-need funeral funding segment. This acquisition provided the Company with its Preneed Life business segment, approximately 11% of the premium in its overall Broker Life segment, and 3% of premium in the Other Health segment.

The aggregate purchase price for the United Acquisition was approximately $7,076,000 (including net costs associated with the acquisition of approximately $445,000). In conjunction with the acquisition, the seller retained approximately $2,100,000 of United Liberty's real estate related and other assets, which were replaced with cash by Citizens Security.

The United Acquisition was financed with the working capital of Citizens Security and with approximately $3,400,000 of the $6,710,000 of proceeds under a Term Loan Agreement dated as of May 8, 1998 between the Company and a commercial bank (the "Term Loan Agreement"). The remaining borrowing under the Term Loan Agreement represented refinancing of debt relating to a prior acquisition. The Term Loan Agreement calls for quarterly payments of principal and interest through July 2006.


Integrity National Life Insurance Company

In September, 1995, the Company and Citizens Security Life Insurance Company "Citizens Security") acquired the common stock of Integrity National Life Insurance Company (the "Integrity Acquisition") from an unaffiliated insurance holding company. The aggregate purchase price for the Integrity acquisition, as finally adjusted, was $9,419,000 (including $437,000 of net transaction costs). This acquisition provided the Company with its Home Service Life segment and approximately one-third of its Other Health segment.


FINANCIAL POSITION

Assets. At December 31, 1998, the Company's available-for-sale fixed maturities had a fair value of $77,583,000 and amortized cost of $75,235,000. The available-for-sale portfolio consists of fixed maturities and equity securities that the Company, given the proper market condition, would sell prior to maturity. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes and adjustments to deferred policy acquisition costs, reflected as a separate component in shareholders' equity. The Company's fixed maturities portfolio increased approximately 80% in 1998 and decreased approximately 11% in 1997, on an amortized cost basis. The 1998 increase resulted primarily from the United Acquisition while the 1997 decrease resulted from increased positions in the favorable equities market and somewhat higher year-end cash balances. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 1998.

            Standard & Poor's                                Fair
            Corporation Rating            Amortized Cost1    Value 2
            ---------------------------------------------------------
            Investment grade:

                  AAA to A-                $ 55,684,000  $57,646,000
                  BBB+ to BBB-               10,835,000   11,124,000
            ---------------------------------------------------------
            Total investment grade             66,519,000 68,770,000
            Non-investment grade:
                  BB+ to BB-                    3,797,000  3,815,000
                  B+ to B-                      2,897,000  2,892,000
                  CCC+ to C                     2,022,000  2,106,000
            ---------------------------------------------------------
            Total non-investment grade          8,716,000  8,813,000
            ---------------------------------------------------------

            Total fixed maturities           $ 75,235,000 $77,583,000
            ---------------------------------------------------------

            1 Net of  write-downs  on bonds whose decline in value is believed to be other-than-temporary
            2 Fair  values as of  December  31,  1998 were  obtained  from the
               Company's investment advisor's portfolio review, which used market prices from Shaw Data Services

The Company believes it has a well diversified portfolio and has no definitive plans to decrease its non-investment grade portfolio significantly below its current level, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 11.6% and 14.1% of the fixed maturities portfolio, on an amortized cost basis at December 31, 1998 and 1997 respectively.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 1998.

                                          Non-Investment Grade

                December 31, 1998        Book Value  Fair Value
                ------------------------------------------------
                Largest                 $ 1,378,000 $ 1,487,000
                Second largest              915,000     854,000
                Third largest               538,000     537,000
                Fourth largest              502,000     493,000
                ------------------------------------------------
                Total                   $ 3,333,000 $ 3,371,000
                ------------------------------------------------

The Company had no guarantee or other type of investment associated with the issuers represented above.

The Company's investment in equity securities increased $2,720,000 and $2,266,000 during 1998 on a cost (net of write-downs) and fair value basis, respectively, after increasing $4,929,000 and $6,979,000 on the same basis in 1997. As of December 31, 1998, there were $2,474,000 of net unrealized gains in equity securities, as compared with $2,929,000 and $878,000 at December 31, 1997 and December 31, 1996, respectively. One security represented $383,000 of such gains at December 31, 1998.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management's opinion are other-than-temporary. These reviews resulted in the recognition of impairment losses on equity securities totaling $1,356,000 during 1998 ($40,000, $190,000, $846,000 and $280,000 for the first through fourth quarters, respectively). In addition, $150,000 of impairment losses were recognized on fixed maturities in the fourth quarter of 1998. During 1998, equity securities were sold which contained impairment writedowns of $209,000.

As more extensively discussed under Consolidated Results and Analysis, below, the Company realized significant net capital gains from its marketable investments over the three-year period ended December 31, 1998. Management believes these net gains, which total $6,783,000, ($3,675,000, $2,193,000 and $915,000 for 1998, 1997 and 1996, respectively), are greater than would have been obtained from a more conservative investment strategy involving only investment grade bonds. The Company's strategy has in some years subjected it to fluctuations in income and shareholders' equity of a magnitude significantly larger than would be anticipated under a more conservative investment strategy. Net capital gains or losses for a given period are not necessarily indicative of those for future periods.

Citizens Security owns the building in which the Company and the Insurance Subsidiaries maintain their home offices. Approximately 75% of the building is leased to third-party tenants. Although leases covering approximately 40% of the building expire during 1999, market conditions for this property are favorable and the Company does not anticipate significant difficulty in leasing available space. An appraisal obtained during 1996 indicates that the current market value of the property is approximately $1,700,000 higher than its carrying value.

The Company has maintained relatively high balances in cash and short-term securities over the past several years, principally to hedge against the uncertainty of future interest rates.

At December 31, 1998, the Company holds a $156,000 mortgage loan from a real estate limited partnership in which the Company also has a 20% equity interest. The mortgage loan, maturing March 31, 2000, permits revolving credit advances, not to exceed at any time, the lesser of $750,000 or 80% of the collateral fair value. Stockholders of the partnership's general partner personally guarantee 80% of the loan.

Liabilities. A comparison of total policy liabilities as of December 31, 1998, 1997 and 1996 is shown below. Approximately 81% of the 1998 total consists of future policy benefit reserves while policyholder deposit liabilities represent 17% of the total.

       Year Ended December 31               1998         1997          1996
       ---------------------------------------------------------------------
       Home Service Life            $ 28,967,749 $ 28,116,965  $ 27,160,749
       Broker Life                    39,933,144   29,076,701    29,285,258
       Preneed Life                   23,260,792        ---           ---
       Dental                            485,750      502,638       569,389
       Other Health                    2,997,162    1,642,479     2,025,057
       ---------------------------------------------------------------------
       Total                        $ 95,644,597 $ 59,338,783  $ 59,040,453
       ---------------------------------------------------------------------

Home Service Life policy liabilities comprise approximately 30% of the Company total. During the past two years, this segment has been relatively stable, after experiencing some declines in the initial months after the September 1995 acquisition of Integrity. The Broker Life segment's 1998 net growth is essentially all due to the United Acquisition. The majority of this acquired business consists of traditional life participating policies, which are no longer being sold. Aside from the United Acquisition, the primary growth elements in the Broker Life segment relate to simplified issue and graded-benefit life sales. However, from a policy liability standpoint, this growth is offset by reductions in universal life and annuity products, which are not actively marketed. Most of the Preneed Life business was obtained in the United Acquisition; however, the Company is encouraged by its initial marketing progress in this segment, as further described below. The Dental segment consists of annual term accident and health coverages. Accordingly, policy liabilities for this segment are not significant. Growth during 1998 in the Other Health segment relates primarily to group medical policies obtained in the United Acquisition. However, these policies are 100% reinsured to another carrier.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 1998.

       Year Ended December 31,                        Universal
       1998                          Total    Annuity       Life      Other
       ---------------------------------------------------------------------
       Beginning Balance       $15,538,891 $9,181,758 $5,246,028 $1,111,105
       United Acquisition          999,623       ---        ---    999,623
       Deposits                    817,372    232,449    486,498     98,425
       Withdrawals              (2,158,681)(1,192,948)  (865,566)  (100,167)
       Interest credited           845,608    504,670    296,896     44,042
       ---------------------------------------------------------------------
       Ending Balance          $16,042,813 $8,725,929 $5,163,856 $2,153,028
       ---------------------------------------------------------------------

Aside from the impact of the United Acquisition, 1998 policyholder deposit activity is similar to 1997 activity. Total deposits, withdrawals, and interest credited for 1997 were $787,910, $(2,093,351), and $914,061, respectively. The Company is not devoting significant marketing effort toward these products.

CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three fiscal years.

         ----------------------------------------------------------------
         Year Ended December 31
                                     1998          1997           1996
         Home Service Life       $6,551,375    $6,548,450     $6,742,099
         Broker Life              3,040,231     2,579,345      2,748,252
         Preneed Life             1,066,069           ---            ---
         Dental                   6,414,720     7,194,952      6,910,310
         Other Health             1,299,233     1,368,130      1,546,962
         Total                 $ 18,371,628  $ 17,690,877   $ 17,947,623
         ----------------------------------------------------------------

Home Service Life premium has remained relatively stable during the past two years, after experiencing an approximate 3% decline in 1997, from 1996. During 1998, the Company introduced redesigned products based on feedback obtained from its agency force. This redesign included raising premium rates approximately 15%, increasing the base renewal commission rates by approximately 5% of premium, simplifying the policy application form, and streamlining the policy underwriting process for qualifying agents. These changes have been favorably received by the Home Service Life agency force and production began increasing during the fourth quarter. The 1997 reduction in Home Service Life premium, compared to 1996, resulted primarily from a modest decline in the number of producing agents after the late 1995 acquisition of Integrity.

The $461,000 increase in Broker Life premium during 1998 includes $340,000 of participating life premium from the United Acquisition, an approximate $123,000 net increase from simplified issue and graded benefit life policies partially offset by reductions in other traditional life plans, $46,000 of additional group life premium, and $48,000 less universal life premium/policy charges. The participating United Liberty plans are no longer issued. During mid-1997, the Company introduced a revised graded-benefit life plan with a more conservative benefit structure and, in late 1997 a companion simplified issue product targeted towards the "final expense market". Sales of the graded-benefit product declined in 1997 due to adoption of the more conservative benefit structure. However, these sales have recovered modestly in 1998 and the simplified issue product has been favorably received (approximately $620,000 of annual premium is inforce for these two plans at December 31, 1998). Although the Company is not aggressively marketing its group life products, enhancements to product design were made during 1998 and a modest increase in volume was achieved as noted above. The $169,000 Broker Life decline in 1997 was approximately two-thirds attributable to universal life and group life reductions and one-third related to traditional life plans.

United Liberty's Preneed Life sales were controlled exclusively by a third-party marketing organization prior to the acquisition by the Company. This organization lost its producing marketing representatives prior to the United Acquisition; however the Company is encouraged by progress achieved to date by its regional representatives and is reestablishing relationships with funeral homes which served as United Liberty agents during the past several years.

The  1998  decrease  in  Dental  premium  is due  to  termination  of a  large association group, which offered dental coverage to a diverse membership. Although this group had built annual premium volume of approximately $1 million, their claim ratios were excessive and accordingly, coverage was cancelled effective March 1, 1998.

The $69,000 decrease in 1998 Other Health premium consists of $39,000 of additional premium from the United Acquisition offset by a $108,000 decline in individual supplemental health coverages. The Company has not been actively marketing these coverages for several years. However, in response to agent requests, during late 1998 the Company began offering a new disability product. Pricing, underwriting, and claims experience on this product will be closely monitored and it is expected to provide a competitive advantage in building relationships with effective agents.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current interest rate environment. This practice has historically resulted in equity securities comprising 10% to 20% of the Compan's cash and invested assets, which tends to dampen current income yields in favor of an overall total return focus.

Investment income yields were 5.3%, 5.4%, and 5.9% for 1998, 1997, and 1996, respectively. The investment income yield declines in 1998 and 1997 resulted primarily from, higher equity security balances, lower market rates, recognition of gains on fixed maturity securities, and somewhat higher cash and short-term balances.

As noted above, although increased equity security balances have dampened investment income yields and segment operating income results, total return performance for the past three years has been very favorable. As illustrated below, during the past three years the Company's equity securities have generated approximately $5,600,000 of additional pre-tax return, above a hypothetical 6.5% fixed-maturity return. During this period, the Company's annual net pretax total return on its equity portfolio has averaged 23.4%.

                   Equity Portfolio - Pretax Total Return
  -------------------------------------------------------------------------
  Year Ended
  December          Total/Average          1998          1997         1996
  -------------------------------------------------------------------------

  Average Equities
  Cost                $11,050,750   $14,442,021   $11,585,228   $7,125,001
  -------------------------------------------------------------------------

  Realized Gains1     $ 6,752,126   $ 3,186,308   $ 2,773,809    $ 792,009
  Change in
  Unrealized
     Gains (Losses)       994,821      (454,225)    2,050,241     (601,195)
  Dividends               892,571       422,847       317,699      152,025
  -------------------------------------------------------------------------
  Gross Return          8,639,518     3,154,930     5,141,749      342,839

  Direct Expenses       (870,899)      (237,094)    (581,930)      (51,875)
  -------------------------------------------------------------------------
  Net Return            7,768,619     2,917,836     4,559,819      290,964
  6.5% Base Return     (2,154,896)     (938,731)     (753,040)    (463,125)
  -------------------------------------------------------------------------
  Excess Return       $ 5,613,723    $ 1,979,105   $ 3,806,779   $(172,161)
  -------------------------------------------------------------------------

  Total Return -
  Gross                    26.06%        21.85%        44.38%        4.81%
  Total Return -
  Net                      23.43%        20.20%        39.36%        4.08%

  1 Excludes  adjustments  for  incentive  and guaranty  fees  incurred by the
    Company for investment management services.
   These amounts are included separately as"Direct Expenses".

Net realized gains on equity securities were $2,848,000, $2,132,000, and $697,000 for 1998, 1997, and 1996, respectively. These amounts reflect the direct expenses shown above, as well as reductions for amortization of deferred policy acquisition costs of $139,027, $59,904 and $43,260 in 1998, 1997, and 1996, respectively. Also included in gross realized losses during 1998, 1997 and 1996 are adjustments to the carrying value of available-for-sale equity securities of $1,356,000, $232,544, and $666,871, respectively, relating to declines in value which were considered by management to be other than temporary. The equity portfolio had $2,474,000 of net after-tax unrealized gains as of December 31, 1998 compared to net after-tax unrealized gains of $2,929,000 and $878,000 at December 31, 1997 and 1996, respectively.

Segment Earnings.

During 1998, pretax income increased by $1,603,000 [65%] to $4,074,000, while also increasing during 1997 by $1,135,000 [85%] to $2,471,000. Pretax profits (loss) are shown below for the Company's five business segments, along with total realized investment gains and interest expense. As previously indicated, the Company's equity investments have produced very total favorable returns; however, if these funds had been invested in fixed-maturities yielding 6.5%, the segment profit totals below would have increased by an additional $516,000, $435,000, and $311,000 in 1998, 1997, and 1996 respectively.

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------
  Home Service Life                  $   211,713      97,098     703,509
  Broker Life                            254,189     100,655     223,739
  Preneed Life                            15,325         ---         ---
  Dental                                 295,038     214,495    (105,254)
  Other Health                            90,174     206,591     382,895
-------------------------------------------------------------------------
  Segment Profit                         866,439     618,839   1,204,889
  Net  realized   investment  gains,   3,675,489   2,193,148     915,062
net of expenses
  Interest expense                       468,268     341,275     784,325
-------------------------------------------------------------------------
  Income before Federal Income Tax   $   4,073,66$   2,470,71$   1,335,626
-------------------------------------------------------------------------

The 1998  increase in Home  Service  Life profit  resulted  primarily  from an improvement in mortality results. The Company expects continued, gradual improvement in this area due to the more structured underwriting practices implemented upon acquisition of this business in late 1995. The 1998 Broker Life improvement is due to premium growth for the new simplified issue products, improved mortality on universal life and group life plans, and a decrease in the interest crediting rates for annuity contracts. These improvements were partially offset by increased mortality on graded-benefit life plans. Preneed Life profit includes an amortization charge for the value of purchased business. Accordingly, the Company is devoting significant attention towards growing Preneed Life business volume. Two experienced regional representatives have been hired to lead this growth and a number of marketing / customer service initiatives have been launched and been very favorably received. These initiatives include implementing an automated voice response system for the client funeral homes, providing pre-programmed hand held computer to assist the agents, and creating customized marketing material packages to assist the funeral homes with generating preneed business. Information regarding Dental profitability is included below. The "contribution margin" shown below is a direct margin without allocable investment income and general expense.

         ---------------------------------------------------------
         Year Ended December 31
                                   1998        1997        1996
         Premium               $6,414,720  $7,194,952  $6,910,310
         Claims and Reserves   $4,370,499  $5,109,221  $5,223,582
         Contribution Margin   $1,224,470  $1,150,920   $ 741,525
         Claim Ratio                68.1%       71.0%       75.6%
         ---------------------------------------------------------

The significant improvement in Dental profitability during the past two years resulted from a number of initiatives. A large portion of the 1998 improvement is due to termination of a large association group described above. Other initiatives included reconfiguring products to provide additional margins for certain more costly dental procedures, engaging a company to provide expert assistance with ongoing adjudication of claims, and implementing a program of aggressive renewal underwriting and re-rating. After completing these profitability initiatives, the Company is now launching initiatives aimed at increasing premium volume, including agent incentive and referral programs for new business. The Company has not been actively marketing its Other Health products in recent years, although the inforce business has produced favorable benefit ratios (less than 50%) during 1997 and 1996. During 1998, margins declined due to increased claim rates on certain municipal employee indemnity plans. The Company is currently rerating these plans. As noted above, during late 1998 the Company began providing a new group disability product to certain qualifying agents.

The 1997 reductions in earnings compared to 1996 for Home Service Life and Broker Life are partly due to lower levels of overall investment income, as a result of increased equity positions described above and prepayment of a $4.2 million mortgage loan on the Compan's office building in late 1996. In addition, Home Service mortality increased in 1997 while 1996 earnings benefited from higher surrender gains. Although 1997 Broker Life earnings benefited from favorable mortality, this improvement was offset by unfavorable persistency and reduced investment income.

Federal Income Taxes. The Company has a relatively low effective federal income tax rate, which can fluctuate significantly due to the application of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The most significant provision under SFAS No. 109 affecting the Company is the disallowance of the small life insurance company deduction when computing deferred taxes. The small life insurance deduction allows the Insurance Subsidiaries to reduce their taxable income by 60% before computing its current provision for regular or alternative minimum tax. By disallowing this deduction in the computation of deferred taxes, SFAS No. 109 significantly increases the deferred taxes on the Insurance Subsidiaries' temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax will actually be paid on these net liabilities (when realized) at a 17% rate (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 8 to the Consolidated Financial Statements. All operating deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities. Capital deferred tax assets of the Insurance Subsidiaries can be realized through the carry back of such assets to recapture prior years' taxes paid on capital assets.
Capital deferred tax assets of the Company must be offset against future capital gains. The Company believes such gains will materialize and the deferred tax assets will be realized. The deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Insurance Subsidiaries. Due to the impact of the small life insurance company deduction, the Insurance Subsidiaries record a valuation allowance to reduce deferred tax assets (associated with temporary differences) to their expected benefit rate of 17%, rather than 34%. The Company's valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

Statutory Insurance Information. For insurance regulatory and rating purposes, the Insurance Subsidiaries report on the basis of statutory accounting principles ("SAP"). During 1996, A.M. Best Company ("Best") upgraded Citizens Security's rating to B- from C++. United Liberty was rated B- by Best when it was acquired in 1998. Citizens Security reports its investment in United Liberty on the equity method of accounting for statutory accounting purposes. Accordingly, the admitted value of Citizens Security's investment in United Liberty equals United Liberty's statutory capital and surplus total of $3,302,107 at December 31, 1998. Citizens Security's 1998 net statutory net income includes $404,553 of United Liberty statutory earnings arising since its acquisition. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income, net operating income, statutory capital and surplus, asset reserves, and capital ratios for Citizens Security for the five years ended December 31, 1998.

                                            Statutory
                                    Net     Capital       Asset
        Year Ended       Net     Operating   and        Valuation  Capital
        December 31     Income    Income    Surplus      Reserves1   Ratio2
      -------------------------------------------------------------------
           1998      $3,662,18 $1,105,631 $11,227,528   $3,606,655   20.51%
           1997     $1,708,884   $762,357  $9,627,479   $2,753,064   18.22%
           19963    $3,062,421   $871,089  $9,145,830   $1,426,918   16.05%
           1995       $883,003   $494,588  $8,406,313   $1,087,020   14.63%
           1994       $591,998   $296,809  $5,651,136     $768,664   18.46%
      -------------------------------------------------------------------

      1 Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders' surplus to reduce the impact of realized and unrealized investment losses.
      The December 31, 1998 amount also includes United Liberty's total. 2 Represents Statutory Capital and Surplus plus Asset Valuation Reserves divided by invested assets plus cash.
      3 Statutory Capital and Surplus amounts and Asset Valuation Reserve amounts include Integrity beginning in 1995, while Income amounts include Integrity beginning in 1996.

During 1998, statutory capital and surplus and asset reserves increased by approximately $2,454,000. This increase resulted primarily from $3,662,000 of statutory net income offset by a $1,500,000 redemption of Citizens Security's preferred capital stock, along with unrealized investment gains. During 1997, statutory capital and surplus and asset reserves increased by approximately $1,808,000. This increase resulted primarily from $1,709,000 of statutory net income and $1,130,000 of unrealized investment gains, partially offset by a $1,050,000 redemption of Citizens Security's preferred capital stock. During 1996, capital and surplus and asset reserves increased by approximately $1,079,000. This increase resulted primarily from statutory net income of $3,062,000 and unrealized investment losses of $904,000, partially offset by a $1,000,000 redemption of Citizens Security's preferred capital stock. Net income earned in 1996 includes an approximate $1,200,000 net gain from an investment transaction between Citizens Security and an affiliate.

The merger of Integrity into Citizens Security resulted in $1,832,000 of the increase in statutory capital and surplus in 1995. The remaining $924,000 increase was the result of operating income and unrealized investment gains partially offset by $945,000 of dividends paid to the Company.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first year premiums. Accordingly, a statutory loss often occurs on these sales the first year of the policy. The Insurance Subsidiaries' first year sales of these type of products have not been of a magnitude to have a significant impact on statutory surplus.

Year 2000 Issue

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

The Company has completed an internal assessment of the year 2000 issue and implemented a program to install updated releases or modify its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's two primary insurance administrative systems (Individual and Group) are vendor supplied programs, which have been, or are being, modified as part of the ongoing vendor maintenance process. Modification of the Individual insurance system is complete. Vendor modification to the Group insurance system have been installed and are being tested by the Company. Most of the peripheral, internally developed programs associated with these systems have also been modified, and those remaining are scheduled to be completed by June 30, 1999. The Compan's investment accounting and general ledger systems are also vendor supplied programs, which have been properly updated. The Company's primary non-IT systems involve building equipment control modules at its home office. The Company has verified these systems are year 2000 compliant.

The most significant third-parties potentially impacting the Company are banks, investment brokers, and suppliers of utility and telecommunication services. Their critical functions include safekeeping and managing investment portfolios, processing the Company's operating bank accounts, and supplying utilities. Assurances of year 2000 compliance have been received from the Company's primary banking service provider and many other key providers. Efforts are ongoing to obtain additional assurances.

The total year 2000 project cost is estimated at approximately $100,000, which is primarily internal salary cost for testing and modifying peripheral programs associated with the Individual and Group insurance systems.
Approximately half of this total has been incurred and expensed with the remaining half to be incurred and expensed over the next two quarters. The direct cost of modifying the Individual and Group system vendor programs is included in annual maintenance fees, which total approximately $25,000.

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the year 2000 issue.
Portfolio diversification reduces the overall risk. Although the Company expects its critical systems to be compliant by June 30, 1999, there is no guarantee that these results will be achieved. Specifically, from year 2000 problems, the Company could experience an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets and operating cash accounts, accurately maintain policyholder information, accurately maintain accounting records, issue new policies and/or perform adequate customer service. While the Company believes the occurrence of such a situation is unlikely, a possible worst case scenario might include one or more of the Company's significant insurance systems being non-compliant. Such an event could result in a material disruption to the Company's operations. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and liquidity and ultimately on its financial position.

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


CASH FLOW AND LIQUIDITY

During 1998, the Company generated $1,620,000 of positive cash flow from operations compared to $2,191,000 in 1997 and $1,570,000 in 1996. The 1998
decrease can be attributed to increased reinsurance receivable amounts associated with additional graded-benefit life reinsurance volume. The 1997 increase resulted from a significant improvement in group dental claim ratios and growth in other liabilities at December 31, 1997.

Cash used in investing activities during 1998 includes payment of approximately $7,076,000 for the United Acquisition, less $3,288,000 of cash held by United Liberty on the effective acquisition date, for a net outflow of $3,788,000. Cash provided by financing activities in 1998 includes $3,400,000 of additional bank borrowings, which were used, along with available funds at Citizens Security, to acquire United Liberty on May 12, 1998. Cash payments on bank notes during 1997 include $140,000 of prepayments and exclude a $75,000 scheduled installment that was prepaid in late 1996. In order to enhance net investment spreads, during late 1996 the Company elected to repay an outstanding $4,202,000, 8% mortgage loan, the majority of which was due in 1998. In addition, during 1996, $825,000 of bank note prepayments were made, including the $75,000 installment noted above.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in interest rates and in prices of equity securities. Regarding interest rates, the value of the Company's fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company's policy liabilities bear fixed rates. Approximately 39% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Insurance Subsidiaries. The Company's cash flow testing (described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company's fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. At December 31, 1998 cash and fixed-maturity investments with maturities of less than five years equaled more than fifty percent of total policy liabilities. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company's commercial bank debt is also subject to interest rate risk. The rate on this debt is variable and equals 100% of the bank's prime lending rate. At December 31, 1998, the rate on the Company's $6,510,000 of bank borrowings was 7.75%. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

The Company has successfully managed the risk of equity security price fluctuations during the past several years. The Company's Chairman and his investment management firm, SMC Advisors, Inc. devote significant attention to the equity markets and reposition the Company's portfolio upon detection of adverse risk trends associated with individual securities or overall markets. The Chairman also manages market risks associated with investments in option securities, as described in Item 7, Note 3 of the Notes to Consolidated Financial Statements. As noted in the Investments section above, the annual total return on the Company's equity securities during the past three years has exceeded 23%.

In addition to the measures described above, the Insurance Subsidiaries comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. The SVL also requires the Company to perform annual cash flow testing for its Insurance Subsidiaries. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

Cash flow testing projects cash inflows from assets and cash outflows for liabilities in various assumed economic and yield curve scenarios. This is a dynamic process, whereby the performance of the assets and liabilities is directly related to the scenario assumptions. (An example would involve the credited interest rate on annuity products and how such rates vary depending upon projected earnings rates, which are based upon asset performance under a particular economic scenario.)

The  Insurance   Subsidiaries'  most  recent  cash  flow  testing,  which  was completed in February 1999, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference  between the projected  market value of assets and  liabilities  at the end of the analysis period (typically 10-20 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Insurance Subsidiaries' business could negatively impact testing results and require the initiation of corrective measures.

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

Initially, balanced durations do not guarantee positive future results. Asset type, quality, and yield will vary depending upon the economic scenario tested. Liabilities will be similarly affected. Projected reinvestment yields may cause overall yields to fall below those required to support projected liabilities. In that event, portfolio realignment might involve the type, quality and yield of investments rather than duration. Alternatively, additional reserve amounts could be allocated to cover any future shortfalls.

The  above  discussion   centers  around  asset  management.   Other  possible
corrective measures might involve liability realignment. The Company's marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company's current liquidity, current bond portfolio maturity distribution and positive cash flow from operations give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service debt and other expenses by:

      - Management fees charged to the Insurance Subsidiaries

      - Redemption of Citizens Security preferred stock as necessary, with such redemption also requiring approval by the Kentucky Department of Insurance.

      - Dividends from the Insurance Subsidiaries, which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the Kentucky Department of Insurance.


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

                        ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS
                CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES



Financial Statements For Full Fiscal Years                            Page

      Report of Independent Auditors....................................25

      Consolidated Statements of Income for the
      years ended December 31, 1998, 1997 and 1996  ....................26

      Consolidated Statements of Financial Condition at
      December 31, 1998 and 1997........................................27

      Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 1998, 1997 and 1996..............29

      Consolidated Statements of Cash Flows for the
      years ended December 31, 1998, 1997 and 1996......................30

      Notes to Consolidated Financial Statements........................31











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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Louisville, Kentucky
March 25, 1999

              Citizens Financial Corporation and Subsidiaries
                      Consolidated Statements of Income


Year Ended December 31                       1998           1997          1996
-------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations  $ 19,402,959   $ 18,790,483  $ 18,941,875
  Premiums ceded                       (1,031,331)    (1,099,606)     (994,252)
-------------------------------------------------------------------------------
    Net premiums earned                18,371,628     17,690,877    17,947,623
  Net investment income                 5,190,322      3,808,938     4,158,282
  Net realized investment gains,
  net of expenses                       3,675,489      2,193,148       915,062
  Other income                             39,566          8,880        29,218
-------------------------------------------------------------------------------
Total Revenues                         27,277,005     23,701,843    23,050,185

Policy Benefits and Expenses:
  Policyholder benefits                13,576,645     11,736,457    11,845,025
  Policyholder benefits ceded          (1,039,024)      (834,426)     (734,082)
-------------------------------------------------------------------------------
    Net benefits                       12,537,621     10,902,031    11,110,943
  Increase in net benefit reserves        553,673        789,135       680,263
  Interest credited on
  policyholder deposits                   845,608        914,061       916,494
  Commissions                           3,775,530      3,762,482     3,956,075
  General expenses                      4,430,902      3,902,603     3,899,708
  Interest expense                        468,268        341,275       784,325
  Policy acquisition costs deferred    (1,106,373)      (982,333)   (1,189,993)
  Amortization expense:
    Deferred policy acquisition
    costs                                 696,719        736,633       911,543
    Value of insurance acquired           696,702        584,993       390,688
    Goodwill                               35,771         20,962        20,962
  Depreciation expense                    268,924        259,289       233,551
-------------------------------------------------------------------------------
Total Policy Benefits and Expenses     23,203,345     21,231,131    21,714,559
-------------------------------------------------------------------------------
Income before Federal Income Tax        4,073,660      2,470,712     1,335,626
Federal Income Tax Expense               (774,000)      (482,500)     (226,303)
-------------------------------------------------------------------------------
Net Income                              3,299,660      1,988,212     1,109,323
Dividends on Redeemable Convertible
  Preferred Stock                        (279,650)      (407,000)     (402,214)
-------------------------------------------------------------------------------
Net Income Applicable to Common
Stock                                $  3,020,010   $  1,581,212 $      707,109
-------------------------------------------------------------------------------

Net Income Per Common Share:
  Basic                                     $ 2.31         $ 1.47        $ 0.66
  Diluted                                   $ 1.82         $ 1.10        $ 0.62
-------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


               Citizens Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition




December 31                                                 1998         1997
------------------------------------------------------------------------------
ASSETS

Investments:
  Securities available-for-sale, at fair value:
    Fixed maturities (amortized cost of
$75,235,199
    and $41,840,652 in 1998 and 1997,
respectively)                                    $  77,582,742   $ 43,029,609
    Equity securities (cost of $14,733,876 and
    $12,014,105 in 1998 and 1997, respectively)     17,208,338     14,942,792
  Investment real estate                             3,618,698      3,890,961
  Mortgage loans on real estate                        164,757        170,536
  Policy loans                                       4,034,152      2,943,148
  Short-term investments                               594,805        572,492
------------------------------------------------------------------------------
Total Investments                                  103,203,492     65,549,538

Cash and cash equivalents                            8,301,999      6,180,576
Accrued investment income                            1,263,898        710,673
Reinsurance recoverable:
  Paid benefits and losses                              85,299         82,702
  Unpaid benefits, losses and IBNR                   3,379,063      1,537,270
Premiums receivable                                    407,571        442,846
Property and equipment                               1,846,768      1,295,917
Deferred policy acquisition costs                    4,120,215      3,819,678
Value of insurance acquired                          6,135,132      4,496,872
Goodwill                                               513,325        104,814
Other assets                                           242,361        528,956
------------------------------------------------------------------------------
Total Assets                                      $129,499,123  $   84,749,842
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

              Citizens Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition




December 31                                             1998         1997
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities:
  Future policy benefits                          $ 77,946,022   $ 42,229,519
  Policyholder deposits                             16,042,813     15,538,891
  Policy and contract claims                         1,259,459      1,220,023
  Unearned premiums                                    208,524        160,107
  Other                                                187,779        190,243
------------------------------------------------------------------------------
Total Policy Liabilities                            95,644,597     59,338,783

Notes payable                                        6,510,000      3,510,000
Accrued expenses and other liabilities               3,627,214      2,763,849
Federal income tax payable                             667,013        263,500
Deferred federal income tax                          1,305,018        508,918
------------------------------------------------------------------------------
Total Liabilities                                  107,753,842     66,385,050

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
  370 shares outstanding in 1997                           ---      4,043,907

Shareholders' Equity:
  Common stock, 6,000,000 shares authorized;
    1,802,615 and 1,075,615 shares issued and
    outstanding in 1998 and 1997, respectively       1,802,615      1,075,615
  Additional paid-in capital                         8,091,825      4,836,057
  Accumulated other comprehensive income             3,079,616      2,594,998
  Retained earnings                                  8,771,225      5,814,215
------------------------------------------------------------------------------
Total Shareholders' Equity                          21,745,281     14,320,885
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $129,499,123   $ 84,749,842
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


               Citizens Financial Corporation and Subsidiaries
               Consolidated Statements of Shareholders' Equity



                                              Accumulated          Comprehensive
                                  Additional    Other                  Income
                        Common    Paid-in   Comprehensive  Retained    (Loss)
                         Stock     Capital     Income      Earnings     Total
-------------------------------------------------------------------  -----------

Balance at
 January 1, 1996    $1,075,615  $4,836,057   $1,871,652  $3,525,894

  Net Income                                              1,109,323  $1,109,323

  Net unrealized
depreciation of available for
sale securities                               (1,442,872)             (1,442,87
                                                                     ===========
Comprehensive loss                                                    $(333,549)
                                                                     ===========
Preferred stock dividends                                  (402,214)

-------------------------------------------------------------------
Balance at
 December 31, 1996   1,075,615    $4,836,057    428,780   4,233,003

  Net Income                                              1,988,212  $1,988,212

 Net unrealized
appreciation of available for
sale securities                                           2,166,218   2,166,218
                                                                     ===========
  Comprehensive income                                               $4,154,430
                                                                     ===========
  Preferred stock
dividends                                                  (407,000)

-------------------------------------------------------------------
Balance at
December 31, 1997  1,075,615      4,836,057    2,594,998   5,814,215

  Net Income
                                                         3,299,660   $3,299,660
 Net unrealized
appreciation of
     available for                               484,618                 484,618
sale securities                                                      ===========

  Comprehensive income                                                $3,784,278
                                                                     ===========
  Preferred stock
dividends                                                  (279,650)

  Preferred stock          722,000  3,215,768

conversion
  Preferred stock redemption                                (63,000)

  Options exercised          5,000     40,000

-------------------------------------------------------------------
Balance at December $1,802,615 $8,091,825  $3,079,616  $8,771,225
31, 1998
-------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

             Citizens Financial Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows

Year Ended December 31                       1998           1997         1996
--------------------------------------------------------------------------------

Cash Flows from Operations:
Net income                              $3,299,660     $1,988,212    $1,109,323
Adjustments reconciling to cash from
operations:
  Increase in benefit reserves             806,183        704,142       791,089
  (Increase) decrease in claim                              9,630        70,616
liabilities                               (111,746)
  (Increase) decrease in reinsurance                      191,602      (251,388)
recoverable                               (380,034)
  Interest credited on policyholder                       914,061       916,494
deposits                                   845,608
  Provision for amortization and
depreciation,                                             619,544       366,751
    net of deferrals                       591,743
  Amortization of premium and
accretion                                                  (7,438)      (16,822)
    of discount on securities
purchased, net                             112,432
  Net realized investment gains         (3,675,489)    (2,193,148)     (915,062)
  (Increase) decrease in accrued                           62,016      (135,931)
investment income                           12,304
  Change in other assets and                               24,919      (598,883)
liabilities                               (269,857)
  Increase (decrease) in deferred
    federal income tax liability           (19,000)       141,000      (273,175)
  Increase (decrease) in federal                         (263,500)      506,837
income taxes payable                       408,000
--------------------------------------------------------------------------------
Net Cash provided by Operations          1,619,804      2,191,040     1,569,849

Cash Flows from Investment Activities:
Securities available-for-sale:
  Purchases - fixed maturities         (12,642,382)    (3,011,750)  (24,651,316)
  Purchases - equity securities        (33,322,649)   (24,800,144)  (20,301,373)
  Sales - fixed maturities              15,160,161      8,498,183    23,040,876
  Sales- equity securities             33,432,382     22,570,580    18,316,750
Purchase price paid for United Liberty
Life Insurance                                              ---           ---
   Company in excess of cash acquired   (3,787,613)
Investment management and brokerage                                    (297,453)
account fees                              (417,326)      (249,841)
Short-term investments sold                               320,918       (72,139)
(acquired), net                            (22,313)
Additions to real estate                   (35,270)       (77,983)      (24,396)
Additions to property and equipment,                     (163,430)     (185,501)
net                                       (512,242)
(Increase) decrease in net broker                         (95,000)     (154,269)
receivable                                 245,000
Other investing activities, net            159,955        (27,798)     (132,274)
--------------------------------------------------------------------------------
Net Cash provided by (used in)                          2,963,735    (4,461,095)
Investment Activities                   (1,742,297)

Cash Flows from Financing Activities:
Policyholder deposits                      817,372        787,910       818,849
Policyholder withdrawals                (2,158,681)    (2,093,351)   (1,730,273)
Net brokerage account loan proceeds        989,014        518,394           ---
Notes payable and interest - guarantor         ---       (220,869)       15,543
Proceeds from note payable - bank        3,400,000            ---           ---
Payments on notes payable - bank          (400,000)      (365,000)   (5,226,656)
Preferred stock redemption and fees       (169,139)           ---           ---
Dividends on redeemable convertible                      (407,000)     (300,464)
preferred stock                           (279,650)
Issuance of common stock                    45,000            ---           ---
Issuance of redeemable convertible                            ---     2,343,000
preferred stock                                ---
--------------------------------------------------------------------------------
Net Cash provided by (used in)                         (1,779,916)   (4,080,001)
Financing Activities                      2,243,916

--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and                     3,374,859    (6,971,247)
Cash Equivalents                         2,121,423
Cash and Cash Equivalents at Beginning                  2,805,717     9,776,964
of Period                                6,180,576
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of                     $6,180,576   $2,805,717
Period                                   $8,301,999
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation. The accompanying consolidated financial statements include the accounts of Citizens Financial Corporation, its wholly-owned subsidiary Citizens Security Life Insurance Company ("Citizens Security"), and Citizens Security's wholly-owned subsidiary United Liberty Life Insurance Company ("United Liberty" see Note 2 regarding May 12, 1998 acquisition). The consolidated statements also include Citizens Financial Properties, Inc. and Marketplace I Limited Partnership which are wholly owned and inactive. These entities are collectively hereinafter referred to as the "Company". All significant intercompany accounts and transactions are eliminated in consolidation. Certain balances in prior years have been reclassified to conform to current year classifications.

Nature of Operations. The Company engages in the business of life insurance, annuities and accident and health insurance through Citizens Security and United Liberty ("the Insurance Subsidiaries"). The Insurance Subsidiaries offer life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents.

The individual life insurance products currently offered by the Insurance Subsidiaries consist of traditional whole life insurance and universal life insurance policies. Citizens Security also sells group life and accidental death and dismemberment policies. The fixed-rate annuity products offered by Citizens Security consist of flexible premium deferred annuities, life policy annuity riders, and single premium deferred annuities. Citizens Security's individual accident and health insurance products provide coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment, while the group accident and health products provide coverage for short and long-term disability, income protection and dental procedures.

Citizens Security is licensed to sell products in the District of Columbia and 20 states primarily located in the South and Southeast. United Liberty is licensed to sell products in 23 states primarily located in the South, Midwest and West. Prior to its acquisition, United Liberty primarily sold pre-need life insurance through funeral homes. These sales efforts were transferred to Citizens Security for all states in which both companies are licensed. United Liberty's ongoing sales efforts are focused in nine states where Citizens Security is not licensed.

The Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 2,100 sales representatives. Substantially all of these agents also represent other insurance carriers. Approximately 360 of the agents specialize in the home service market while approximately 50 are pre-need representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.


Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments. The Company classifies fixed maturities and equity securities as "available-for-sale". Available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income, net of applicable deferred taxes and adjustments to related deferred policy acquisition costs.

Fixed maturities and equity securities having a decline in value considered by management to be other than temporary are adjusted to an amount which, in management's judgment, reflects such declines. Such amounts are included in net realized investment gains and losses. For purposes of computing realized gains and losses on fixed maturities and equity securities sold, the carrying value is determined using the specific-identification method. Mortgage loans and policy loans are carried at unpaid balances. Investment real estate is carried at depreciated cost. Short-term investments, which consist of certificates of deposit and treasury bills, are carried at cost, which approximates fair value. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are also carried at cost, which approximates fair value.

Deferred Policy Acquisition Costs. Commissions and other policy acquisition costs which vary with, and are primarily related to, the production of new insurance contracts are deferred, to the extent recoverable from future policy revenues and gross profits, and amortized over the life of the related contracts. See Premiums, Benefits and Expenses regarding amortization methods.

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 1998 was $1,645,577 ($1,376,653 at December 31,
1997).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 15 to 20 years using the straight-line method. At December 31, 1998, accumulated amortization was $186,949 ($151,178 at December 31, 1997).

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 1998, accumulated amortization was $2,805,882 ($2,109,180 at December 31, 1997).

Benefit Reserves and Policyholder Deposits. Traditional life and accident and health insurance products include those contracts with fixed and guaranteed premiums and benefits and consist principally of whole-life and term insurance policies, limited-payment life insurance policies and certain annuities with life contingencies. Reserves on such policies are based on assumed investment yields, which range from 6% to 7%. Reserves on traditional life and accident and health insurance products are determined using the net level premium method based on future investment yields, mortality, withdrawals and other assumptions, including dividends on participating policies. Such assumptions are based on past experience and include provisions for possible unfavorable deviation.

Benefit reserves and policyholder contract deposits on universal life, other interest-sensitive life products and investment-type products are determined using the retrospective deposit method and consist of policy account balances, before deducting surrender charges, which accrue to the benefit of the policyholder.

Participating insurance business at December 31, 1998 constituted approximately 7% of ordinary life insurance inforce and 3% of annualized ordinary life premium inforce. At December 31, 1997 and 1996, participating business was approximately 1% of life insurance and annualized premium inforce. Participating dividends are determined at the discretion of the Board of Directors.

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

Earnings Per Share. Basic earnings per share amounts are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts assume conversion of all outstanding Class B Redeemable Convertible Preferred Stock at a conversion price of $5.50 per share (see notes 7 and 8).

Comprehensive Income. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


Note  2--ACQUISITION

On May 12, 1998 the Company acquired 100% of the common stock of United Liberty from an unaffiliated insurance holding company (the "United Acquisition"). The United Acquisition was accounted for as a purchase and the United Liberty results of operations are included in the consolidated statements since the date of acquisition.

The aggregate purchase price for the United Acquisition was approximately $7,076,000 (including net costs associated with the acquisition of approximately $445,000). In conjunction with the acquisition, the seller retained approximately $2,100,000 of United Libert's real estate related and other assets, which were replaced with cash by Citizens Security.

The United Acquisition was financed with the working capital of Citizens Security and with approximately $3,400,000 of the $6,710,000 of proceeds under a Term Loan Agreement dated as of May 8, 1998 between the Company and a commercial bank (the "Term Loan Agreement"). The remaining borrowing under the Term Loan Agreement represented refinancing of debt relating to a prior acquisition. The Term Loan Agreement calls for quarterly payments of principal and interest through July 2006.

The following proforma consolidated results of operations for the years ended December 31, 1998 and 1997 give effect to the United Liberty acquisition as though it had occurred at the beginning of each period presented. The primary proforma effects relate to amortization of the acquired value of insurance inforce, foregone investment income relating to Company funds used in the purchase, expense savings associated with consolidating United Liberty's operations and additional interest expense associated with incremental bank borrowings. Goodwill of approximately $440,000 was recorded relating to the acquisition. The proforma results are not necessarily indicative of the consolidated results that would have occurred or which will be obtained in the future.

               Program Consolidated Results of Operations
---------------------------------------------------------
Year ended December 31                 1998         1997
---------------------------------------------------------
Revenue                          $28,839,357 $30,687,171
Net Income                                    $2,241,465
                                 $3,342,392
Net Income  Applicable to Common $3,062,742   $1,834,465
Stock

Earnings per share:
     Basic                            $2.34        $1.71
     Diluted                          $1.84        $1.23


Note 3--INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other than temporary.




                             Amortized   Gross   Unrealized        Fair Value
December 31, 1998              Cost      Gains     Losses      (Carrying Value)
---------------------------------------------------------------------------
Fixed Maturities:
  U.S. Government
  obligations               $9,656,117   $317,327  $    30     $9,973,414
  Corporate securities      59,796,816  2,283,505  465,680     61,614,641
  Mortgage-backed            5,782,266    258,330   45,909      5,994,687
  securities
----------------------------------------------------------------------------
Total                     $75,235,199 $2,859,162   $511,61    $77,582,742
----------------------------------------------------------------------------
Equity Securities        $ 14,733,876 $2,887,926   $413,46    $17,208,338
----------------------------------------------------------------------------

December 31, 1997
----------------------------------------------------------------------------
Fixed Maturities:
  U.S. Government        $  8,039,775   $178,570    $4,845     $8,213,500
obligations
  Corporate securities     26,007,059    961,956   165,515     26,803,500
  Mortgage-backed           7,793,818    246,559    27,768      8,012,609
securities
----------------------------------------------------------------------------
Total                    $ 41,840,652  $1,387,085  $ 198,128  $ 43,029,609
----------------------------------------------------------------------------
Equity Securities        $ 12,014,105  $3,245,854  $ 317,167  $ 14,942,792
----------------------------------------------------------------------------

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, at December 31, 1998, 1997 and 1996, and the amount of net realized investment gain or loss included in net income for the respective years then ended are as follows:

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------
Fixed maturities:
  Change in net unrealized              $1,158,586 $ 1,386,925 $(1,745,362)
appreciation (depreciation)
  Net realized gain                       $827,204     $ 61,17    $218,188
Equity securities:
  Change in net unrealized              $(454,225)  $2,050,241   $(601,195)
appreciation (depreciation)
  Net realized gain                    $2,848,285   $2,131,975     $696,874

The amortized cost and fair value of investments in fixed maturities at December 31, 1998, by contractual maturity are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.




                                         Amortized
December 31, 1998                          Cost        Fair Value
------------------------------------------------------------------
Due in one year or less              $  3,722,443   $  3,749,012
Due  after  one  year  through  five
years                                  38,208,919     39,074,880
Due after  five  years  through  ten
years                                  24,969,279     26,035,281
Due after ten years                     2,552,292      2,728,882
------------------------------------------------------------------
Subtotal                               69,452,933     71,588,055
Mortgage-backed securities              5,782,266      5,994,687
------------------------------------------------------------------
Total                                $ 75,235,199   $ 77,582,742
------------------------------------------------------------------

Gross gains of $1,411,737, $171,062, and $551,881 and gross losses of $502,680, $96,073, and $317,685 were realized on the sale of available-for-sale fixed maturities during 1998, 1997 and 1996, respectively. Included in gross realized losses during 1998 and 1997 are net adjustments to the carrying value of available-for-sale fixed maturities of $150,000 and $75,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been reduced by $38,098 and $3,039 in 1998 and 1997 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $43,755 and $10,777 in 1998 and 1997, respectively, for incentive fees earned by the portfolio manager.

Gross gains of  $8,165,216,  $3,520,589,  and  $2,481,688  and gross losses of
$4,978,908,   $746,780,   and   $1,689,679   were  realized  on  the  sale  of
available-for-sale equity securities during 1998, 1997 and 1996. Included in gross realized losses during 1998, 1997 and 1996 are adjustments to the carrying value of available-for-sale equity securities of $1,356,000, $232,544, and $666,871, respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been reduced by $100,929 and $59,904 in 1998 and 1997 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $237,094, $581,930, and $51,875 in 1998, 1997, and 1996, respectively, for incentive and guaranty fees earned by the portfolio manager and costs associated with operating a brokerage margin account. Under terms of this brokerage margin account, Morgan Stanley & Company, Inc. permits 50% of the value of securities held in the account to be purchased on margin, at a 5.88% interest rate. At December 31, 1998 and 1997, margin advances of $1,507,408 and $518,394 respectively, were outstanding and are included in the financial statements with accrued expenses and other liabilities.

Net unrealized appreciation of available-for-sale securities is summarized as follows:

December 31                                       1998         1997
---------------------------------------------------------------------
Net   appreciation    (depreciation)   on
available-for-sale:
  Fixed maturities                          $2,347,543   $1,188,957
  Equity securities                          2,474,462    2,928,687
Adjustment     of     deferred     policy
acquisition costs                             (155,919)    (185,829)
Deferred income taxes                       (1,586,470)  (1,336,817)
---------------------------------------------------------------------
Net Unrealized Appreciation                 $3,079,616   $2,594,998
---------------------------------------------------------------------

Investment management services are provided by a firm affiliated with certain board members and shareholders of the Company see Related Party Transaction
Note 16.

Major categories of investment income are summarized as follows:

Year Ended December 31            1998        1997         1996
----------------------------------------------------------------
Fixed maturities             $4,157,891  $3,033,320  $3,361,210
Equity securities               422,847     317,699     152,025
Mortgage   loans   on  real      16,214      16,321      18,298
estate
Policy loans                    210,588     174,647     154,845
Investment real estate          406,971     334,044     323,498
Short-term  investments and     335,332     148,421     367,324
other
----------------------------------------------------------------
Subtotal                     $5,549,843  $4,024,452  $4,377,200
Investment expense             (359,521)   (215,514)   (218,918)
----------------------------------------------------------------
Net Investment Income        $5,190,322  $3,808,938  $4,158,282
----------------------------------------------------------------

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The Company's largest investment in any entity (other than the U.S. Government) were the following fixed maturities: $2,715,500 of Clear Channel Communications at December 31, 1998 and $1,525,000 of Walt Disney Company at December 31, 1997. At December 31, 1998, the Company had no investments which had not been income producing for a period of at least twelve months prior to year end.

The following table is a reconciliation of the net unrealized gain arising during the period and the change in net unrealized gains (losses) as reported on the accompanying statements of shareholders' equity.

                       Pretax       Tax
Year Ended December    Amount     Expense   Net-of-Tax
31, 1998                                      Amount
---------------------------------------------------------

Unrealized gain arising $4,409,760 $947,996 $3,461,764
Less: Reclassification
adjustment
   for gains realized   3,675,489   698,343  2,977,146
in net income
---------------------------------------------------------
Change in net            $734,271  $249,653   $484,618
unrealized gain
---------------------------------------------------------

In conjunction with management of its equities portfolio, the Company has also taken certain option positions, generally on equity securities or related market indices. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 1998, options purchases totaled approximately $5,300,000 and related net realized gains totaled approximately $380,000. At December 31, 1998 net option asset positions outstanding had a market value of $387,500 and a cost of $352,900. There is no off-balance-sheet risk associated with these positions.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $59,296,420, at December 31, 1998, placed on deposit at various financial institutions, which are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land in which it currently resides. At December 31, 1998 and 1997, the Company occupied approximately 25% and 21% respectively, of the building with the remaining space leased to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portion is reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 1998 and 1997 on the investment real estate portion of the building was $772,213 and $699,603, respectively.

The Company  leases office space to third-party  tenants under  noncancellable
lease  agreements.   Future  minimum  rental  income  is  $304,632,  $111,998,
$58,573, $40,896, and $34,080 for years 1999 through 2003, respectively.


Note 4--VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset, which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. Balances outstanding prior to the purchase of United Liberty relate to the acquisitions of Integrity National Life Insurance Company and Old South Life Insurance Company ("Integrity" and "Old South", respectively) both of which were merged into Citizens Security. An analysis of the value of insurance acquired for the years ended December 31, 1998, 1997 and 1996 is as follows:

Year Ended December 31             1998        1997        1996
----------------------------------------------------------------
Balance at beginning of         $4,496,872  $5,081,865  $6,059,095
year
Purchase of United Liberty       2,334,962     ---         ---
Adjustment to  1995                ---         ---      (586,542)
acquisition
Accretion of interest              372,629    321,166     354,312
Amortization                    (1,069,331)  (906,159)   (745,000)
----------------------------------------------------------------
Balance at end of year          $6,135,132  $4,496,872  $5,081,865
----------------------------------------------------------------

During the first twelve months after the September 22, 1995 acquisition of Integrity, the assumptions used to establish the value of insurance acquired were reconfirmed. Based on this review, the value of insurance acquired was decreased and, the value of other net assets acquired was increased by $586,542. This revision relates primarily to a reduction in the amount of assumed future policy benefits associated with certain individual life insurance policies that cover multiple family members.

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 1999 - $814,000; 2000 - $697,000; 2001 - $626,000; 2002 - $540,000; and 2003 - $460,000.


Note 5--LIABILITY FOR ACCIDENT AND HEALTH UNPAID CLAIMS AND INCURRED, BUT NOT REPORTED CLAIMS PORTION OF RESERVES

Activity in the accident and health liability portion of policy and contract claims ($391,311 and $384,162 at December 31, 1998 and 1997, respectively) and the incurred but not reported portion of accident and health reserves ($2,016,205 and $789,612 at December 31, 1998 and 1997, respectively) are summarized as follows:

Year Ended December 31                          1998       1997
-------------------------------------------------------------------
Balance at January 1                      $1,173,774   $1,620,456
  Less: reinsurance recoverable              292,327      576,015
------------------------------------------------------------------
Net balance at January 1                     881,447    1,044,441
United Liberty balance at acquisition         71,090          ---
Total incurred - current year              5,027,678    5,694,456
Paid related to:
  Current year                             4,639,810    5,353,405
  Prior years                                482,223      504,045
------------------------------------------------------------------
Total paid                                 5,122,033    5,857,450
Net balance at December 31                   858,182      881,447
  Plus reinsurance recoverable             1,549,334      292,327
------------------------------------------------------------------
Balance at December 31                    $2,407,516   $1,173,774
------------------------------------------------------------------

Note 6--DEBT

Long term debt consists of the following:

December 31                                       1998      1997
---------------------------------------------------------------------
Commercial bank note, prime, due 2006       $6,510,000 $     ---
Commercial bank note,  prime plus 1/2%, due
2001                                             ---      1,900,000
Commercial bank note, prime due 2003             ---      1,610,000
---------------------------------------------------------------------
Total                                        6,510,000    3,510,000
Less: Current Portion                         (510,000)    (400,000)
---------------------------------------------------------------------
Long Term Portion                           $6,000,000   $3,110,000
---------------------------------------------------------------------

On May 12, 1998, the Company borrowed an additional $3,400,000 in conjunction with the United Acquisition and refinanced $3,310,000 of existing borrowings under a single commercial bank note, with interest payable quarterly at the bank's prime lending rate. Principal installments due on the Note total $510,000 in 1999; $500,000 in 2000; $800,000 in 2001; $900,000 in 2002, 2003,
and 2004; and $1,000,000 in 2005 and 2006. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank note. The bank note also contains covenants regarding asset acquisitions, shareholder dividends and maintenance of certain operating ratios.

Cash paid for interest on debt was $524,765, $367,539, and $835,426, during 1998, 1997, and 1996, respectively; including $108,514, $103,227 and $51,875 in 1998, 1997 and 1996, respectively, related to brokerage account borrowings.


Note 7--REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the third quarter of 1998, the Company converted approximately 98% of its Class B redeemable convertible preferred stock ("Preferred Stock") to common stock and repurchased the remaining 2% for cash. This conversion of 361 preferred shares resulted in issuance of 722,000 additional common shares and increased common shareholders' equity by $3,937,768. The remaining 9 preferred shares were repurchased for $162,000, resulting in a net shareholders' equity reduction of $63,000.

The Company originally issued 213 and 157 shares of Preferred Stock on January 19, 1996 and December 15, 1995 respectively, for cash in the amount of $11,000 per share ($4,070,000 in the aggregate). Holders of the Preferred Stock were entitled to cumulative quarterly dividends, at the rate of $275 per share ($1,100 per annum). The Preferred Stock was mandatorily redeemable in 12 equal quarterly installments beginning January 1, 2003. The Preferred Stock holders could also elect to have their shares redeemed not later than January 1, 2002. The Company was entitled to call the Preferred Stock for redemption, at any time after January 1, 1999. The Company also had the right to call the Preferred Stock for redemption at any time after January 1, 1998, if the market price for the Company's Class A Stock exceeded $8.25 per share for at least 20 out of 30 consecutive trading days. In each case, the redemption price was $11,000 per share. Until five (5) days prior to any redemption date, each share of Preferred Stock was convertible into a specified number of shares of the Company's common shares (2,000 on the date of conversion).


Note 8--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. See Note 7 above for additional disclosures regarding the outstanding preferred stock.

 Year Ended December 31                               1998       1997      1996
--------------------------------------------------------------------------------
 Numerator:
    Diluted:    Net income                      $3,299,660 $1,988,212 $1,109,323
         Less: Preferred stock dividends           279,650    407,000    402,214
 -------------------------------------------------------------------------------
    Basic:       Net income applicable to                  $1,581,212
 common stock                                      $3,020,010           $707,109
 -------------------------------------------------------------------------------

 Denominator:
 Basic: Weighted average common  shares
                                                1,306,894  1,075,615  1,075,615
 Plus: Assumed conversion
 of preferred stock                                505,233    740,000    717,533
--------------------------------------------------------------------------------
 Diluted:    Weighted average shares
 assuming preferred conversions                  1,812,127  1,815,615  1,793,148
-------------------------------------------------------------------------------

    Basic earnings per share                         $2.31      $1.47      $0.66
    Diluted earnings per share                       $1.82      $1.10      $0.62

Options to purchase 5,000 shares of the Company's common stock at $9 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. These options were exercised during 1998.


Note 9--FEDERAL INCOME TAXES

Federal income taxes consist of the following:

Year Ended December 31            1998        1997        1996
----------------------------------------------------------------
Current tax expense           $(793,000)  $(341,500)  $(479,033)
Deferred     tax    benefit      19,000    (141,000)    252,730
(expense)
----------------------------------------------------------------
Federal income tax expense    $(774,000)  $(482,500)  $(226,303)
----------------------------------------------------------------


Deferred income taxes are provided for cumulative temporary differences Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

December 31                                       1998        1997
---------------------------------------------------------------------
Deferred Tax Liabilities:
  Value of insurance acquired              $ 2,085,945  $ 1,528,936
  Net unrealized gains on
available-for-sale securities                1,586,470    1,336,817
  Other                                        223,901      156,121
---------------------------------------------------------------------
   Total deferred tax liabilities            3,896,316    3,021,874

Deferred Tax Assets:
  Policy and contract reserves               1,591,595    1,783,158
  Deferred policy acquisition costs            543,132      285,193
  Fixed maturities and equity securities       338,474      169,552
  Real estate                                  548,668      548,668
  Alternative    minimum    tax    credit
carryforwards                                  508,688      474,757
  Net operating loss carryforwards              88,766      235,666
  Other                                        348,377      212,272
---------------------------------------------------------------------
   Total deferred tax assets                 3,967,700    3,709,266
   Valuation  allowance  for deferred tax
assets                                      (1,376,402)  (1,196,310)
---------------------------------------------------------------------
   Net deferred tax assets                   2,591,298    2,512,956

---------------------------------------------------------------------
Net Deferred Tax Liabilities               $ 1,305,018 $    508,918
---------------------------------------------------------------------

The following is a reconciliation of the federal statutory income tax rate to the Company's effective income tax rate:

December 31                      1998        1997        1996
-------------------------------------------------------------------
Statutory rate of income tax      34.00 %     34.00 %     34.00  %
Dividend exclusion                (1.52)%     (1.71)%     (1.65) %
Alternative     minimum    tax    (2.69)%      5.28 %      9.00  %
(credit)
Small life deduction             (13.90)%    (18.32)%    (39.48) %
Surtax exemption and other         1.01 %     (3.76)%      1.17  %
Increase     in      valuation     2.10 %      4.04 %     13.96  %
allowance
-------------------------------------------------------------------
Effective rate of income tax      19.00 %     19.53 %     17.00  %
-------------------------------------------------------------------

Federal income taxes paid in 1998,  1997,  and 1996 were  $385,000,  $610,000, and $91,766, respectively. The Company utilized $430,418 and $508,488 of net operating loss carry forwards in 1998 and 1997, respectively. The Company has $261,077 of net operating loss carry forwards which will expire between 2007 and 2011.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders' surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis.  Distributions  from the  policyholders'  surplus  would be  subject to
income  tax.  At  December  31,  1998,   Citizens  Security  could  have  paid
additional dividends of approximately $7,875,000 before paying tax on any part of its policyholders' surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 1998.


Note 10--STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS' EQUITY

The Insurance Subsidiaries are domiciled in Kentucky and prepare their statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky Department of Insurance ("KDI"). Net income and capital and surplus for the Company's insurance operations, as reported in accordance with SAP, for the three years ended December 31, 1998 are shown below.

Year Ended December 31             1998        1997        1996
----------------------------------------------------------------
Net Income                   $3,662,188  $1,708,884  $3,062,421
Capital and Surplus         $11,227,528  $9,627,479  $9,145,830

Citizens Security reports its investment in United Liberty on the equity method of accounting for statutory accounting purposes. Accordingly, the admitted value of Citizens Security's investment in United Liberty equals United Liberty's statutory capital and surplus total of $3,302,107 at December 31, 1998. Citizens Security's 1998 net income includes $404,553 of United Liberty statutory earnings arising since its acquisition.

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

"Prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices that the Insurance Subsidiaries use to prepare their statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Insurance Subsidiaries, the KDI must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the KDI. At this time it is anticipated that the KDI will adopt Codification. Based on current draft guidance, management believes that the impact of Codification will not be material to the Insurance Subsidiaries' statutory-basis financial statements.

Statutory restrictions limit the amount of dividends which the Insurance Subsidiaries may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 1998, 1997 and 1996, with appropriate prior regulatory approval, Citizens Security redeemed $1,500,000, $1,050,000 and $1,000,000, respectively, of its outstanding preferred stock. In addition, during 1996, with appropriate regulatory approval, Citizens Security paid an extraordinary dividend of $750,000 to the Company. During 1998, United Liberty paid a $325,000 dividend to Citizens Security. The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for life insurance companies domiciled in Kentucky. The KDI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Insurance Subsidiaries each have a Ratio that is at least 400% of the minimum RBC requirements; accordingly, both meet the RBC requirements.

Under a prior year agreement, an option to purchase 5,000 shares of the Company's common stock was granted to an officer and was outstanding at the beginning of 1998. The stock option vested as of June 16, 1995, at an exercise price of $9 per share, and was scheduled to expire on June 16, 1998. This option was exercised during the second quarter of 1998, resulting in an increase to shareholders' equity of $45,000. The Company accounts for its stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for this stock option. No options were exercised during 1997 or 1996. The effect of applying the fair value method of accounting for the Company's stock based awards results in net income and earnings per share that are not materially different from amounts reported.


Note 11--SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way in which public business enterprises report information about operating segments. SFAS No.
131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups.

Segment information as of December 31, 1998, 1997 and 1996, and for the years then ended is as follows:

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Revenue:
  Home Service Life                  $  8,315,66   $8,322,33  $8,660,688
  Broker Life                          5,341,104   4,482,486   4,860,066
  Preneed Life                         2,099,584      ---         ---
  Dental                               6,435,680   7,218,575   6,938,889
  Other Health                         1,409,483   1,485,301   1,675,480
-------------------------------------------------------------------------
  Segment Totals                      23,601,516  21,508,695  22,135,123
  Net  realized   investment  gains,   3,675,489   2,193,148     915,062
net of expenses
-------------------------------------------------------------------------
  Total Revenue                     $  27,277,00$  23,701,84$  23,050,185
-------------------------------------------------------------------------


Below are the net investment income amounts which are included in the revenue totals above.

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Net Investment Income:
  Home Service Life                  $ 1,750,94   $1,769,75   $1,905,202
  Broker Life                         2,283,466   1,898,714   2,097,079
  Preneed Life                        1,025,696         ---         ---
  Dental                                 20,801      23,568      28,380
  Other Health                          109,417     116,899     127,621
-------------------------------------------------------------------------
  Segment Totals                     $ 5,190,32   $3,808,93  $4,158,282
-------------------------------------------------------------------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, determined in accordance with the accounting policies described in Note 1, except net realized investment gains and income tax expense are excluded. The majority of the Company's realized investment gains are generated from investment in equity securities. The equities portfolio has averaged approximately $11,051,000 (cost basis) during the past three years. If these funds had been invested in fixed-maturities yielding 6.5%, realized investment gains would have declined and the segment profit totals below would have increased by an additional $516,000, $435,000, and $311,000 in 1998, 1997, and 1996 respectively. The decline in Segment profit from 1996 to 1997 is also impacted by reduced investment income associated with prepayment of a $4.2 million mortgage loan on the Company's headquarters building in late 1996.

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Segment Profit (Loss):
  Home Service Life                  $    211,71      97,098    703,509
  Broker Life                            254,189     100,655     223,739
  Preneed Life                            15,325        ---         ---
  Dental                                 295,038     214,495    (105,254)
  Other Health                            90,174     206,591     382,895
-------------------------------------------------------------------------
  Segment Totals                         866,439     618,839   1,204,889
  Net  realized   investment  gains,   3,675,489   2,193,148     915,062
net of expenses
  Interest expense                       468,268     341,275     784,325
-------------------------------------------------------------------------
  Income before Federal Income Tax   $   4,073,66$   2,470,71$   1,335,626
-------------------------------------------------------------------------

Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Depreciation and Amortization:
  Home Service Life                   $  710,150  $  736,651  $  517,018
  Broker Life                            757,154     760,311     955,249
  Preneed Life                           135,723         ---         ---
  Dental                                  54,381      59,812      49,462
  Other Health                            40,708      45,103      35,015
-------------------------------------------------------------------------
  Segment Totals                      $1,698,116  $1,601,877  $1,556,744
-------------------------------------------------------------------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

December 31                                 1998        1997        1996
-------------------------------------------------------------------------

Assets:
  Home Service Life                  $ 43,299,03  $42,944,97  $39,484,726
  Broker Life                         52,783,159  39,165,663   38,063,665
  Preneed Life                        30,869,962      ---         ---
  Dental                                 674,728     699,382     747,463
  Other Health                         1,872,237   1,939,822   1,966,854
-------------------------------------------------------------------------
  Total Assets                      $129,499,123  $84,749,84  $80,262,708
-------------------------------------------------------------------------


Note 12--REINSURANCE

The Company currently follows the general practice of reinsuring that portion of risk on the life of any individual which is in excess of $40,000 for individual policies (under yearly renewable term and coinsurance agreements) and $15,000 for group policies (under a group yearly renewable term agreement). Graded death benefit coverages above $4,000 are generally 50% reinsured, with the Insurance Subsidiaries maintaining a maximum $10,000 risk on any one policyholder. Individual and group accidental death coverage and major medical accident and health coverages are 100% reinsured. To the extent that reinsuring companies are unable to meet obligations under reinsurance agreements, the Company would remain liable.


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


Note 14--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 1998 and 1997, the fair value of available-for-sale fixed maturities was $77,582,742 and $43,029,609, respectively.

Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 1998 and 1997, the fair value of equity securities was $17,208,338 and $14,942,792, respectively.

Short-Term   Investments:   The  carrying  amount  of  short-term  investments
approximates their fair value. At December 31, 1998 and 1997, the fair value of short-term investments was $594,805 and $572,492, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 1998 and 1997, the fair value of cash and cash equivalents was $8,301,999 and $6,180,576, respectively.

Mortgage Loans: The carrying amount of mortgage loans approximates their fair value. At December 31, 1998 and 1997, the fair value of mortgage loans was $164,757 and $170,536, respectively.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 1998 and 1997, the fair value of policy loans was $4,034,152 and $2,943,148, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 1998 and 1997, the fair value of investment-type fixed annuity contracts was $8,726,975 and $9,181,758, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 1998 and 1997, the fair value of notes payable was $6,510,000 and $3,510,000, respectively.


Note 15--BENEFIT PLANS

During 1997, the Company adopted a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion its Board of Directors. Company expense associated with this plan totaled $24,337 and $15,238 in 1998 and 1997, respectively.


Note 16--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. The Chairman provides investment portfolio management for the Company and the Insurance Subsidiaries, through SMC Advisors, Incorporated (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provide for total annual fixed fees of $39,000 ($30,000 prior to the United Acquisition) and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company and the Insurance Subsidiaries during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year is not carried forward to the next contract year. Fixed fees totaled $34,500 in 1998 and $30,000 in each of 1997 and 1996. Incentive fees of $196,904 and $306,747 were incurred and paid for 1998 and 1997, respectively. Such fees were paid within seventy-five days of the respective year-ends. No incentive fees were incurred for 1996. Previously, the Chairman, personally guaranteed a portion of the Company's commercial bank debt in return for a fee. Effective June 15, 1998 the commercial bank unilaterally released the Chairman's personal guarantee. Fees earned in connection with the Chairman's guarantee totaled $169,583 and $160,749 for 1997 and 1996, respectively. No guaranty fees were earned for 1998. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $35,612, $26,451, and $17,316 in 1998, 1997, and 1996, respectively.



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


                                   PART III

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is set forth under the captions "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 20, 1999, and such information is here incorporated by reference.


                       ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the caption "Executive Compensation" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 20, 1999, and such information is here incorporated by reference.


              ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 20, 1999, and such information is here incorporated by reference.


                        ITEM 12.  CERTAIN RELATIONSHIPS
                           AND RELATED TRANSACTIONS

The information required by this Item is set forth under the captions "Certain Transactions Involving Directors and Securities Officers" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 20, 1999, and such information is here incorporated by reference.


                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K




The following documents are filed as part of this Form 10-KSB:

(a)   Exhibits.

   The exhibits listed in the Index to Exhibits appearing on page 49.

(b)   Reports on Form 8-K.

   None.




                                  SIGNATURES

In accordance with of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CITIZENS FINANCIAL CORPORATION


March 31, 1999                             By:     /s/ Darrell R. Wells
                                               ---------------------------------
                                                  Darrell R. Wells
                                                  President

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells
---------------------------
Darrell R. Wells                Director and President          March 31, 1999
                                (principal executive officer)


/s/ Lane A. Hersman
---------------------------
Lane A. Hersman                 Director and Executive          March 31, 1999
                                Vice President


/s/ Brent L. Nemec
---------------------------
Brent L. Nemec                  Vice President,Accounting,      March 31, 1999
                                Chief  Financial Officer,
                                and Treasurer (principal financial

/s/ John H. Harralson, Jr.

---------------------------
John H. Harralson, Jr.                 Director                March 31, 1999


/s/ Frank T. Kiley
---------------------------
Frank T. Kiley                         Director                March 31, 1999


/s/ Charles A. Mays
---------------------------
Charles A. Mays                        Director                March 31, 1999


/s/ Earle V. Powell
---------------------------
Earle V. Powell                        Director                 March 31, 1999


/s/ Thomas G. Ward
---------------------------
Thomas G. Ward                         Director                 March 31, 1999


/s/ Margaret A. Wells
---------------------------
Margaret A. Wells                      Director                 March 31, 1999



                               INDEX TO EXHIBITS
                               INDEX TO EXHIBITS

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

         10.8B  Second Amendment to Guarantor's Compensation
                Agreement dated September 22, 1997 between the Company and Darrell R. Wells (filed herewith)

          10.9  Form of Employment Agreement with Certain
                Executives of the Company and Schedule of Data (filed as Exhibit 10.9 to the Company's
                Form 10-K dated March 28, 1996)



          21.1  Subsidiaries of the Registrant (filed                51
                herewith)

            27 Financial Data Schedule (electronic filing only)

--------------- ---------------------------------------------- ----------------

The Company agrees to furnish supplementally to the Commission upon request a copy of the omitted schedules to Exhibits Nos. 2.1 and 2.2 as contemplated by Rule 601(b)(2).

                                EXHIBIT 21.1
                                EXHIBIT 21.1

                        Subsidiaries of the Registrant




             -----------------------------------------
                  Citizens Financial Corporation
                      (Kentucky corporation)
             -----------------------------------------



             -----------------------------------------

             100%                                100%

-------------------------                 ------------------------
 Citizens Security Life                     Citizens Financial
   Insurance Company                         Properties, Inc.*
 (Kentucky corporation)                   (Kentucky corporation)
-------------------------                 ------------------------

             100%

-------------------------
  United Liberty Life
   Insurance Company
 (Kentucky corporation)
-------------------------

       * Citizens Financial Properties, Inc. is presently inactive and has no material assets or liabilities.





                      RESTATED ARTICLES OF INCORPORATION
                                      OF
                        CITIZENS FINANCIAL CORPORATION


            Pursuant to the provisions of KRS 271B.10-070, the undersigned corporation executes these Restated Articles of Incorporation:
            FIRST:   The  name  of  the  corporation  is  CITIZENS   FINANCIAL
CORPORATION.
            SECOND: The text of the corporation's Restated Articles of Incorporation is as follows:

                      RESTATED ARTICLES OF INCORPORATION
                                      OF
                        CITIZENS FINANCIAL CORPORATION


            The undersigned Incorporator, H. Alexander Campbell, executes these Articles of Incorporation for the purpose of forming and does hereby form a corporation under the laws of the Commonwealth of Kentucky in accordance with the following provisions:




                                   ARTICLE I

            The name of the corporation is CITIZENS FINANCIAL CORPORATION.


                                  ARTICLE II

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


                                  ARTICLE III

            The street address of the initial registered office of the corporation in the Commonwealth of Kentucky is Suite 300, The Marketplace, 12910 Shelbyville Road, Louisville, Kentucky 40243. The initial registered agent at the same address is Theodore Rich.


                                  ARTICLE IV

            The mailing address of the principal office of the corporation is Suite 300, The Marketplace, 12910 Shelbyville Road, Louisville, Kentucky 40243.


                                   ARTICLE V

            The  name  and  address  of  the   Incorporator  is  H.  Alexander
Campbell, 2800 Citizens Plaza, Louisville, Kentucky 40202.


                                  ARTICLE VI

                                 Capital Stock

            A. The aggregate number of shares of capital stock that the corporation is authorized to issue is 6,000,000 shares of Class A Stock, without par value ("Class A Stock") and 500,000 shares of Class B Stock, without par value ("Class B Stock").

            B.    Class A Stock

                  [1] The holders of Class A Stock of the corporation shall be entitled to one vote for each share of Class A Stock held by them on all matters properly presented to shareholders, except as otherwise provided herein or by the Act.

                  [2]   Subject  to any  preferential  rights of any series of
      Class B Stock set forth in the resolution adopted by the Board of Directors establishing such series, the holders of the Class A Stock shall be entitled to receive dividends, when and as declared by the Board of Directors, out of funds legally available therefor.

            C.    Class B Stock

                  [1] To the extent permitted by the Act, the Board of Directors is authorized, by resolution, to cause Class B Stock to be divided into and issued from time to time in one or more series and to fix and determine the designation and number of the shares and the relative rights and preferences of the shares of each such series and to change shares of one series that have been redeemed or reacquired into shares of another series.

                  [2] All shares of Class B Stock shall rank equally and be identical in all respects except as to the relative rights and preferences of any series fixed and determined by the Board of Directors, which may vary to the extent permitted by the Act.

                  [3] The holders of Class B Stock of each series shall be entitled to receive such dividends, when and as declared by the Board of Directors, out of funds legally available therefor, as they may be entitled to in accordance with the resolution or resolutions adopted by the Board of Directors establishing such series, payable on such dates as may be fixed in such resolution or resolutions. So long as there shall be outstanding any shares of Class B Stock of any series entitled to cumulative dividends pursuant to the resolution or resolutions providing for the issuance of such series, no dividend, whether in cash or property, shall be paid or declared, nor shall any distribution be made, on Class A Stock, nor shall any shares of Class A Stock be purchased, redeemed or otherwise acquired for value by the corporation, if at the time of making such payment, declaration, distribution, purchase, redemption or acquisition the corporation shall be in default with respect to any dividend payable on, or obligation to maintain a purchase, retirement or sinking fund with respect to, or to redeem, shares of Class B Stock of any series. The foregoing provisions of this paragraph 3 of Section C of this Article VI shall not, however, apply to a dividend payable in Class A Stock or to the acquisition of shares of Class A Stock in exchange for, or through application of the proceeds of the sale of, shares of Class A Stock.

                  [4] Class B Stock shall be preferred over Class A Stock as to assets so that the holders of a series of Class B Stock shall be entitled to be paid, upon the voluntary or involuntary liquidation, dissolution or winding up of the corporation and before any distribution is made to the holders of Class A Stock, but only if and to the extent of the amount fixed in the resolution adopted by the Board of Directors establishing such series, without prejudice to any entitlement to any other or further payment fixed in such resolution. If upon any such liquidation, dissolution or winding up of the corporation, its net assets shall be insufficient to permit the payment in full of the respective amounts to which the holders of all outstanding Class B Stock are entitled, the entire remaining net assets of the corporation shall be distributed among the holders of each series of Class B Stock in amounts proportionate to the full amounts to which the holders of each such series are respectively entitled. For purposes of this paragraph 4, the voluntary sale, lease, exchange or transfer of all or substantially all of the corporation's property or assets to, or its consolidation or merger with, one or more corporations shall not be deemed to be a voluntary or involuntary liquidation, dissolution or winding up of the corporation.

                  [5] All shares of any series of Class B stock shall be redeemable but only if and to the extent permitted by the Act and fixed in the resolution adopted by the Board of Directors establishing such series. All shares of any series of Class B Stock shall be convertible into shares of Class A Stock or into shares of any other series of Class B Stock but only if and to the extent permitted by the Act and fixed in the resolution adopted by the Board of Directors establishing such series.

                  [6] Unless otherwise provided herein or by the Act, or unless otherwise provided in the resolution adopted by the Board of Directors establishing any series of Class B Stock, the holders of shares of Class B Stock shall be entitled to one vote for each share of Class B Stock held by them on all matters properly presented to shareholders, and in that case the holders of Class A Stock and the holders of all series of Class B Stock so entitled to vote shall vote together as one class.

            D.    No   holder   of  shares  of  any  class  of  stock  of  the
corporation shall have any preemptive rights to subscribe to stock, obligations, warrants, subscription rights or other securities of the corporation of any class, whether now or hereafter authorized.

            E.    1995 Class B Convertible Preferred Stock

                  [1] Designation. The series of Class B Stock provided for by this resolution and amendment shall be designated "1995 Class B Convertible Preferred Stock" (hereinafter referred to as the "1995 Class B Stock").

                  [2]   Authorization.  The number of shares  constituting the
      Series B Stock shall be 370 shares.

                  [3]   Dividends.

                        [a]   The  holders of shares of the 1995 Class B Stock
            shall be entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, cumulative quarterly dividends payable in cash on the first business day of January, April, July, and October in each year, beginning April 1, 1996, at the annual rate of $1,100.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) and no more. Dividends payable on the 1995 Class B Stock for each full dividend period shall be computed by dividing the annual dividend rate of $1,100.00 by four (4). Dividends payable on the 1995 Class B Stock [i] for the period from the date of original issuance thereof to the first subsequent regular dividend payment date and [ii] in the case of shares called for redemption, from the last regular dividend payment date to the date of payment, shall be prorated according to the number of days elapsed prior to the date of payment over an assumed year of 365 days. The Board of Directors shall fix a record date for the determination of holders of shares of the 1995 Class B Stock entitled to receive payment of each dividend or distribution declared thereon.

                        [b]   No dividends  (other than those  payable  solely
            in the Class A Stock of the corporation) shall be paid on any Class A Stock of the corporation at any time and for so long as there shall not have been declared and paid or set apart for payment all amounts necessary to eliminate any arrearage in payment of the aforesaid dividends on the 1995 Class B Stock.

                  [4]   Liquidation Preference.

                        [a]   In the event of any liquidation,  dissolution or
            winding up of the corporation, whether voluntary or involuntary, the holders of the 1995 Class B Stock shall be entitled to receive out of funds legally available therefor, prior and in preference to any distribution of any of the assets or surplus funds of the corporation to the holders of the Class A Stock by reason of their ownership thereof, the amount of $11,000.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares), plus all accrued or declared but unpaid dividends including a pro rata dividend according to the number of days elapsed prior to the date of payment over an assumed year of 365 days (collectively, "Accrued Dividends") on such share for each share of 1995 Class B Stock then held by them. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the 1995 Class B Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amount, then the entire assets and funds of the corporation legally available for distribution shall be distributed ratably among the holders of the 1995 Class B Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

                        [b]   Whenever the  distribution  provided for in this
            paragraph 4 shall be payable in securities or property other than cash, the value of such distribution shall be the fair market value of such securities or other property as determined in good faith by the Board of Directors.

                  [5]   Redemption.

                        [a]   Scheduled  Redemption.   The  corporation  shall
            redeem, from any source of funds legally available therefor, the 1995 Class B Stock in twelve quarterly installments beginning on January 1, 2003, and continuing thereafter on each April 1, July 1, October 1, and January 1, until October 1, 2005 (each such date a "1995 Class B Scheduled Redemption Date"), whereupon the remaining 1995 Class B Stock outstanding shall be redeemed. The corporation shall effect such redemptions on the applicable 1995 Class B Scheduled Redemption Dates by paying in cash in exchange for the shares of 1995 Class B Stock to be redeemed a sum equal to $11,000.00 per share of 1995 Class B Stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all Accrued Dividends (the "1995 Class B Redemption Price"). The number of shares of 1995 Class B Stock that the corporation shall be required under this paragraph 5.a to redeem on any one 1995 Class B Scheduled Redemption Date shall be equal to the amount determined by dividing [i] the aggregate number of shares of 1995 Class B Stock outstanding immediately prior to the 1995 Class B Scheduled Redemption Date by [ii] the number of remaining 1995 Class B Scheduled Redemption Dates (including the 1995 Class B Redemption Date to which such calculation applies). Any redemption effected pursuant to this paragraph 5.a shall be made on a pro-rata basis among the holders of the 1995 Class B Stock in proportion to the shares of 1995 Class B Stock then held by them.

                        [b]   Holder's    Optional    Redemption.    At    the
            individual option of each holder of shares of 1995 Class B Stock, the corporation shall redeem, on a date selected by it on or before January 1, 2002 (the "1995 Class B Holder's Optional Redemption Date"), the number of shares of 1995 Class B Stock held by such holder that is specified in a request for redemption delivered to the corporation by the holder on or prior to December 31, 2000, by paying in cash therefor the 1995 Class B Redemption Price.

                        [c]   Issuer's  Optional  Redemption.  At its  option,
            the corporation may redeem, in whole or from time to time in part, at any time after January 1, 1998, any or all of the outstanding shares of 1995 Class B Stock by paying in cash therefor the 1995 Class B Redemption Price, but only if for any 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the current market price of the Class A Stock on each of such 20 trading days has exceeded 150% of the 1995 Class B Conversion Price in effect on such trading day. In addition, at its option, the corporation may redeem, in whole or from time to time in part, at any time after January 1, 1999, any or all of the outstanding shares of 1995 Class B Stock by paying in cash therefor the 1995 Class B Redemption Price. The corporation shall give written notice of any such redemption to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the 1995 Class B Stock, which notice shall be mailed, first class postage prepaid, at the address last shown on the record of the corporation for such holder, and shall specify a date not less than 15 nor more than 45 days after the date of such notice as the date for such redemption (each a "1995 Class B Issuer's Optional Redemption Date"). Any redemption effected pursuant to this paragraph 5.c shall be made on a pro-rata basis among the holders of the 1995 Class B Stock in proportion to the shares of 1995 Class B Stock then held by them.

                        [d]   At  least 15 but no more  than 30 days  prior to
            each 1995 Class B Scheduled Redemption Date, each 1995 Class B Holder's Optional Redemption Date, and 1995 Class B Issuer's Optional Redemption Date (each hereinafter, a "Redemption Date"), written notice shall be mailed, first class postage prepaid, to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the 1995 Class B Stock to be redeemed, at the address last shown on the record of the corporation for such holder, notifying such holder of the redemption to be effected, specifying the number of shares to be redeemed from such holder, the date of the redemption, the 1995 Class B Redemption Price, the place at which payment may be obtained and calling upon such holder to surrender to the corporation, in the manner and at the place designated, the holder's certificate or certificates representing the shares to be redeemed (the "Redemption Notice"). Except as provided in paragraph 5.E, on or after the date specified in the Redemption Notice, each holder of 1995 Class B Stock to be redeemed shall surrender to the corporation the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the 1995 Class B Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled. In the event less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

                        [e]   From  and  after  any  Redemption  Date,  unless
            there shall have been a default in payment of the 1995 Class B Redemption Price, all rights of the holders of shares of 1995 Class B Stock designated for redemption in the Redemption Notice as holders of 1995 Class B Stock (except the right to receive the 1995 Class B Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of the corporation or be deemed to be outstanding for any purpose whatsoever. If the funds of the corporation legally available for redemption of shares of 1995 Class B Stock on any Redemption Date are insufficient to redeem the total number of shares of 1995 Class B Stock to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon their holdings of 1995 Class B Stock. The shares of 1995 Class B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the corporation are legally available for the redemption of shares of 1995 Class B Stock, such funds will immediately be used to redeem the balance of the shares that the corporation has become obliged to redeem on any Redemption Date, but which it has not redeemed, in accordance with a procedure substantially similar to that described above and approved by the Board of Directors.

                        [f]   On  or  prior  to  each  Redemption   Date,  the
            corporation shall deposit the 1995 Class B Redemption Price of all shares of 1995 Class B Stock designated for redemption in the Redemption Notice and not yet redeemed with a bank or trust company having aggregate capital and surplus in excess of $10,000,000 as a trust fund for the benefit of the respective holders of the shares designated for redemption and not yet redeemed, with irrevocable instructions and authority to the bank or trust company to pay the 1995 Class B Redemption Price for such shares to the respective holders on or after the Redemption Date upon receipt of notification from the corporation that such holder has surrendered his share certificate to the corporation pursuant to paragraph 5.e of this Section E. As of the Redemption Date, the deposit shall constitute full payment of the shares to their holders, and from and after the Redemption Date the shares so called for redemption shall be redeemed and shall be deemed to be no longer outstanding, and the holders thereof shall cease to be stockholders with respect to such shares and shall have no rights with respect thereto except the rights to receive from the bank or trust company payment of the 1995 Class B Redemption Price of the shares, without interest, upon surrender of their certificates therefor. Such instructions shall also provide that any moneys deposited by the corporation pursuant to this paragraph 5.f for the redemption of shares thereafter converted into shares of the corporation's Class A Stock pursuant to paragraph 7 of this Section E prior to the Redemption Date shall be returned to the corporation forthwith upon such conversion. The balance of any moneys deposited by the corporation pursuant to this paragraph 5.f remaining unclaimed at the expiration of two (2) years following the Redemption Date shall thereafter be returned to the corporation upon its request expressed in a resolution of its Board of Directors.

                  [6]   Voting Rights; Directors.

                        [a]   So long as any  shares of the 1995 Class B Stock
            remaining outstanding, in the event of a failure of the corporation to pay dividends on the 1995 Class B Stock for six
            (6) quarterly periods or to redeem shares of the 1995 Class B Stock as required pursuant to paragraph 5 of this Section E (the "Events of Default"), then until such Events of Default have been fully cured (including declaration and payment or setting aside funds sufficient for payment of all such unpaid dividends) [i] the authorized number of members of the Board of Directors of the corporation shall be increased by two (2) persons (the "1995 Class B Directorships") and [ii] the holders of the 1995 Class B Stock shall (immediately upon the giving of written notice the corporation by the holders of a majority of the then outstanding shares of 1995 Class B Stock), voting together as a single class, be entitled to elect two (2) members of the Board of Directors of the corporation to full the vacancies thereby created (the "1995 Class B Directors"). If, after the election of a new Board of Directors pursuant to this paragraph 6, the Events of Default are cured, then [i] the 1995 Class B Directorships shall terminate and [ii] the holders of the 1995 Class B Stock shall be divested of the special voting rights specified in this paragraph a.
            However, such special voting rights shall again accrue to the holders of the shares of the 1995 Class B Stock in case of any later occurrence of an Event of Default.

                        [b]   Whenever  under the provisions of this paragraph
            6, the right shall have accrued to the holders of the 1995 Class B Stock to vote as a single class to elect the 1995 Class B
            Directors, the Board of Directors shall, within ten (10) days after delivery to the corporation at its principal office of a request to such effect by the holders of a majority of the then outstanding shares of the 1995 Class B Stock, call a special meeting of such holders for the election of the 1995 Class B Directors, to be held upon not less than ten (10) nor more than twenty (20) days' notice to such holder. If such notice of meeting is not given within the ten (10) days required above, the holders of 1995 Class B Stock requesting such meeting may also call such meeting and for such purposes shall have access to the stock books and records of the corporation. At any meeting so called or at any other meeting held while the holders of shares of 1995 Class B Stock shall have the voting power provided in this paragraph, the holders of a majority of the shares of 1995 Class B Stock present in person or by proxy or voting by written consent, shall be sufficient to constitute a quorum for the election of directors as herein provided. In the case of any vacancy a 1995 Class B Directorship, the remaining 1995 Class B Director may appoint a successor to hold office for the unexpired term of the director whose 1995 Class B Directorship shall be vacant, provided that if there are no remaining 1995 Class B Directors, the vacancies may be filled by the affirmative vote of the holders of a majority of the shares of 1995 Class B Stock, voting together as a single class, given either at a special meeting of such holders duly called for that purpose or pursuant to a written consent of stockholders. Any 1995 Class B directors who shall have been elected by the holders of 1995 Class B Stock or appointed by any directors so elected as provided in the next preceding sentence hereof may be removed during the aforesaid term of office, either with or without cause, by, and only by, the affirmative vote of the holders of a majority of the shares of the 1995 Class B Stock who elected such director or directors, given either at a special meeting of such holders duly called for that purpose or pursuant to a written consent of such holders, and any vacancy thereby created may be filled by the holders of the 1995 Class B Stock represented at such meeting or pursuant to such written consent.

                  [7]   Conversion.   The   1995   Class  B  Stock   shall  be
      convertible into Class A Stock as follows:

                        [a]   Right to  Convert.  Each  share of 1995  Class B
            Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share and on or prior to the fifth (5th) day prior to any Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the 1995 Class B Stock, at the office of the corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Class A Stock as is determined by dividing $11,000.00 by the 1995 Class B Conversion Price applicable to such share, determined as hereinafter provided, in effect on the date the certificate is surrendered for conversion. The price at which shares of Class A Stock shall be delivered upon conversion of shares of the 1995 Class B Stock shall be $5.50 per share of Class A Stock, adjusted as hereinafter provided (as so adjusted, the "1995 Class B Conversion Price").

                        [b]   Mechanics of Conversion.

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

                        [c]   Adjustments  to 1995 Class B  Conversion  Price
            for Certain Diluting Issues.

                              (1)   Special Definitions.

                                    [a]   "Options"    shall   mean    rights,
                        options, or warrants to subscribe for, purchase or otherwise acquire either Class A Stock or Convertible Securities (defined below).

                                    [b]   "Original  Issue  Date"  shall  mean
                        the date on which a given share of 1995 Class B Stock was first issued.

                                    [c]   "Convertible  Securities" shall mean
                        any evidences of indebtedness, shares (other than Class A Stock and 1995 Class B Stock) or other securities convertible into or exchangeable for Class A Stock.

                                    [d]   "Additional   Shares   of   Class  A
                        Stock" shall mean all shares of Class A Stock issued (or, pursuant to paragraph 7.c(3) below, deemed to be issued) by the corporation after the Original Issue Date, other than shares of Class A Stock issued or issuable:

                                          [i]   upon  conversion  of shares of
                              1995 Class B Stock;

                                          [ii]  to   officers,   directors  or
                              employees of, or consultants to, the corporation pursuant to stock option or stock purchase plans or agreements on terms approved by the Board of Directors, but not exceeding 100,000 shares of Class A Stock (net of any repurchases of such shares or cancellations or expirations of options), subject to adjustment for all subdivisions and combinations.

                                          [iii]    as    a     dividend     or
                              distribution on 1995 Class B Stock; or

                                          [iv]  for  which  adjustment  of the
                              1995 Class B Conversion Price is made pursuant to paragraph 7.c(4) below.

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

                              (3) Deemed Issue of Additional Shares of Class A Stock. In the event the corporation at any time or from time to time after the Original Issue Date shall issue any Options or Convertible Securities or shall fix a record date for the determination of holders of any class of securities then entitled to receive any such Options or Convertible Securities, then the maximum number of shares (as set forth in the instrument relating thereto without regard to any provisions contained therein designed to protect against dilution) of Class A Stock issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities and Options therefor, shall be deemed to be Additional Shares of Class A Stock issued as of the time of such issue or, in case such a record date shall have been fixed, as of the close of business on such record date, provided that in any such case in which Additional Shares of Class A Stock are deemed to be issued:

                                    [a]   no further  adjustments  in the 1995
                        Class B Conversion Price shall be made upon the subsequent issue of Convertible Securities or shares of Class A Stock upon the exercise of such Options or conversion or exchange of such Convertible Securities;

                                    [b]   if  such   Options  or   Convertible
                        Securities by their terms provide, with the passage of time or otherwise, for any increase or decrease in the consideration payable to the corporation, or decrease or increase in the number of shares of Class A Stock issuable, upon the exercise, conversion or exchange thereof, the 1995 Class B Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon any such increase or decrease becoming effective, be recomputed to reflect such increase or decrease insofar as it affects such Options or the rights of conversion or exchange under such Convertible Securities (provided, however, that no such adjustment of the 1995 Class B Conversion Price shall affect Class A Stock previously issued upon conversion of the 1995 Class B Stock);

                                    [c]   upon  the  expiration  of  any  such
                        Options or any rights of conversion or exchange under such Convertible Securities which shall not have been exercised, the 1995 Class B Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon such expiration, be recomputed as if:

                                          [i]   in  the  case  of  Convertible
                              Securities or Options for Class A Stock the only Additional Shares of Class A Stock issued were the shares of Class A Stock, if any, actually issued upon the exercise of such Options or the conversion or exchange of such Convertible Securities and the consideration received therefor was the consideration actually received by the corporation for the issue of all such Options, whether or not exercised, plus the consideration actually received by the corporation upon such exercise, or for the issue of all such Convertible Securities which were actually converted or exchanged, plus the additional consideration, if any, actually received by the corporation upon such conversion or exchange; and

                                          [ii]  in the  case  of  Options  for
                              Convertible  Securities,  only  the  Convertible
                              Securities, if any, actually issued upon the exercise thereof were issued at the time of issue of Such Options, and the consideration received by the corporation for the Additional Shares of Class A Stock deemed to have been then issued was the consideration actually received by the corporation for the issue of all such Options, whether or not exercised, plus the consideration deemed to have been received by the corporation (determined pursuant to paragraph 7.c(5) below) upon the issue of the Convertible Securities with respect to which such Options were actually exercised;

                                    [d]   no  readjustment  pursuant to clause
                        (b) or (c) above shall have the effect of increasing the 1995 Class B Conversion Price to an amount which exceeds the lower of [a] the 1995 Class B Conversion Price on the original adjustment date, or [b] the 1995 Class B Conversion Price that would have resulted from any issuance of Additional Shares of Class A Stock between the original adjustment date and such readjustment date;

                                    [e]   in the  case  of any  Options  which
                        expire by their terms not more than 30 days after the date of issue thereof, no adjustment of the Conversion Price shall be made until the expiration or exercise of all such Options, whereupon such adjustment shall be made in the same manner provided in clause (c) above.

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

                              (5) Determination of Consideration. For purposes of this paragraph 7.c, the consideration received by the corporation for the issue of any Additional Shares of Class A Stock shall be computed as follows:

                                    [a]   Cash     and     Property.      Such
                        consideration shall:

                                          [i]   insofar  as  it   consists  of
                              cash, be computed at the aggregate amount of cash received by the corporation excluding amounts paid or payable or Accrued Dividends;

                                          [ii]  insofar  as  it   consists  of
                              property other than cash, be computed at the fair value thereof at the time of such issue, as determined in good faith by the Board of Directors; and

                                          [iii]   in  the   event   Additional
                              Shares of Class A Stock are issued together with other shares or securities or other assets of the corporation for consideration which covers both, be the proportion of such consideration so received, computed as provided in clauses [i] and [ii] above, as determined in good faith by the Board of Directors.

                                    [b]   Options     and     Convertible
                        Securities. The consideration per share received by the corporation of Additional Shares of Class A Stock deemed to have been issued pursuant to this paragraph 7.c relating to Options and Convertible Securities shall be determined by dividing:

                                          [i]   the  total  amount,   if  any,
                              received or receivable by the corporation as consideration for the issue of such Options or Convertible Securities, plus the minimum aggregate amount of additional consideration (as set forth in the instruments relating thereto, without regard to any provision contained therein designed to protect against dilution) payable to the corporation upon the exercise of such Options or Convertible Securities and the conversion or exchange of such Convertible Securities by

                                          [ii]  the  maximum  number of shares
                              of Class A Stock (as set forth in the instruments relating thereto, without regard to any provision contained therein designed to protect against the dilution) issuable upon the exercise of such Options or conversion or exchange of such Convertible Securities.

                        [d]   Adjustments  to  Conversion  Prices  for  Stock
            Dividends and for Combinations or Subdivisions of Class A Stock. In the event that this corporation at any time or from time to time after the Original Issue Date shall declare or pay, without consideration, any dividend on the Class A Stock payable in Class A Stock or in any right to acquire Class A Stock for no consideration, or shall effect a subdivision of the outstanding shares of Class A Stock into a greater number of shares of Class A Stock (by stock split, reclassification or otherwise than by payment of a dividend in Class A Stock or in any right to acquire Class A Stock), or in the event the outstanding shares of Class A Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Class A Stock, then the 1995 Class B Conversion Price in effect immediately prior to such event shall, concurrently with the effectiveness of such event, be proportionately decreased or increased, as appropriate. In the event that this corporation shall declare or pay, without consideration, any dividend on the Class A Stock payable in any right to acquire Class A Stock for no consideration, then the corporation shall be deemed to have made a dividend payable in Class A Stock in an amount of shares equal to the maximum number of shares issuable upon exercise of such rights to acquire Class A Stock.

                        [e]   Adjustments    for    Reclassification    and
            Reorganization. If the Class A Stock issuable upon conversion of the 1995 Class B Stock shall be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares provided for in paragraph 7.d above), the 1995 Class B Conversion Price then in effect shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted so that the 1995 Class B Stock shall be convertible into, in lieu of the number of shares of Class A Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class or classes of stock equivalent to the number of shares of Class A Stock that would have been subject to receipt by the holders upon conversion of the 1995 Class B Stock immediately before that change.

                        [f]   No  Impairment.  The  corporation  will not,  by
            amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid, or seek to avoid, the observance or performance of any of the terms to be observed or performed hereunder by the corporation, but will at all times in good faith assist in the carrying out of all the provisions of this paragraph 7 and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holders of the 1995 Class B Stock under this paragraph 7 against impairment.

                        [g]   Certificates   as  to   Adjustments.   Upon  the
            occurrence of each adjustment or readjustment of the 1995 Class B Conversion Price pursuant to this paragraph 7, the corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare a certificate executed by the corporation's President or Chief Financial Officer setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The corporation shall, upon the written request at any time of any holder of 1995 Class B Stock, furnish or cause to be furnished to such holder a like certificate setting forth [i] such adjustments and readjustments, [ii] the 1995 Class B Conversion Price at the time in effect, and [iii] the number of shares of Class A Stock and the amount, if any, of other property which at the time would be received upon the conversion of the 1995 Class B Stock.

                        [h]   Notices of Record  Dates.  In the event that the
            corporation shall propose at any time: [i] to declare any dividend or distribution upon its Class A Stock, whether in cash, property, stock or other securities, whether or not a regular cash dividend and whether or not out of earnings or earned surplus; [ii] to offer for subscription pro rata to the holders of any class or series of its stock any additional shares of stock of any class or series or other rights; [iii] to effect any reclassification or recapitalization of its Class A Stock outstanding involving a change in the Class A Stock; or [iv] to merge or consolidate with or into any other corporation, or sell, lease or convey all or substantially all of its assets, or to liquidate, dissolve or wind up, then, in connection with each such event, the corporation shall send to the holders of 1995 Class B Stock;

                                    [a]   at least  twenty  (20)  days'  prior
                        written notice of the date on which a record shall be taken for such dividend, distribution or subscription rights (and specifying the date on which the holders of Class A Stock shall be entitled thereto) or for determining rights to vote, if any, in respect of the matters referred to in clauses [iii] and [iv] above;

                                    [b]   in the case of the matters  referred
                        to in clauses  [iii] and [iv] above,  at least  twenty
                        (20) days' prior written notice of the date when the same shall take place (and specifying the date on which the holders of Class A Stock shall be entitled to exchange their Class A Stock for securities or other property delivered upon the occurrence of such event).

                        [i]   Issue Taxes.  The corporation  shall pay any and
            all issue and other taxes that may be payable in respect of any issue or delivery of shares of Class A Stock on conversion of 1995 Class B Stock pursuant hereto; provided, however, that the corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

                        [j]   Reservation of Stock  Issuable Upon  Conversion.
            The corporation shall at all times reserve and keep available out of its authorized but unissued shares of Class A Stock, solely for the purpose of effecting the conversion of the shares of the 1995 Class B Stock, such number of its shares of Class A Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the 1995 Class B Stock; and if at any time the number of authorized but unissued shares of Class A Stock shall not be sufficient to effect the conversion of all then outstanding shares of the 1995 Class B Stock, the corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Class A Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain the requisite stockholder approval of any necessary amendment to the corporation's Articles of Incorporation.

                        [k]   Fractional  Shares.  No  fractional  share shall
            be issued upon the conversion of any share or shares of 1995 Class B Stock. All shares of Class A Stock (including fractions hereof) issuable upon conversion of more than one share of 1995 Class B Stock by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Class A Stock, the corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of
            conversion   (as   determined  in  good  faith  by  the  Board  of
            Directors).

                        [l]   Notices.  Any notice  required by the provisions
            of this paragraph 7 to be given to the holders of shares of 1995 Class B Stock shall be deemed given if deposited in the United
            States mail, postage prepaid, or if sent by facsimile or delivered personally by hand or nationally recognized courier and addressed to each holder of record at such holder's address or facsimile number appearing in the records of the corporation.

                  [8]   Restrictions and Limitations.

                        [a]   So long  as any  shares  of  1995  Class B Stock
            remain outstanding, the corporation shall not, without the vote or written consent by the holders of at least 66b% of the then outstanding shares of 1995 Class B Stock, voting together as a single class, at any time that its shareholders' equity (including amounts attributable to the 1995 Class B Stock) is less than $8,000,000:

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

                        [b]   The corporation  shall not amend its Articles of
            Incorporation or Bylaws without the approval, by vote or written consent, by the holders of 66b% of the then outstanding shares of 1995 Class B Stock if such amendment would change any of the preferences, limitations or relative rights provided for herein for the benefit of any shares of the 1995 Class B Stock. Without limiting the generality of the preceding sentence, the corporation will not amend its Articles of Incorporation or Bylaws without the approval of the holders of 66b% of the then outstanding shares of 1995 Class B Stock if such amendment would:

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

                  [9]   No Reissuance of 1995 Class B Stock.

            No share or shares of 1995 Class B Stock acquired by the corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be cancelled, retired and eliminated from the shares which the corporation shall be authorized to issue.

                                  ARTICLE VII

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

            H. In addition to the powers and authority herein or by law expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the corporation, subject, nevertheless, to the provisions of the laws of the Commonwealth of Kentucky, these Articles of Incorporation, or any Bylaws adopted by the shareholders; provided, however, that no Bylaws hereafter adopted by the shareholders shall invalidate any prior act of the directors that would have been valid if such Bylaws had not been adopted.

            I. The initial board of directors of the corporation shall consist of seven persons who shall serve until the first annual meeting of shareholders and until their successors are elected and qualified. The names and addresses of the initial directors are deleted as permitted by KRS 271B.10-020(2).

                                 ARTICLE VIII

            In making a distribution, the corporation may, for the purpose of measuring the legal permissibility of the distribution, disregard the preferential rights on dissolution of shareholders whose preferential rights are superior to those receiving the distribution.


                                  ARTICLE IX

            As permitted by Section 271B.12-220(5)(a)(2) of the Act, the corporation elects not to be governed by KRS 271B.12-210 of the Act.


                                   ARTICLE X

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


                                  ARTICLE XI

            In addition to any requirements of law and any other provisions of these Articles of Incorporation or the terms of the resolution adopted by the Board of Directors establishing any series of capital stock having a preference over Class A Stock as to dividends or upon liquidation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the terms of such class or series), the affirmative vote of the holders of 80% or more of the voting power of the then outstanding Voting Stock of the corporation, voting together as a single class, shall be required to amend, alter or repeal, or adopt any provision inconsistent with, this Article XI or Article VII or Article IX or Article X or Article XIII of these Articles of Incorporation. Subject to the foregoing provisions of this Article XI, the corporation reserves the right from time to time to amend, alter, change, add to or repeal any provision contained in these Articles of Incorporation in any manner now or hereafter prescribed by law and in these Articles of Incorporation, and all rights and powers at any time conferred upon shareholders, directors and officers of the corporation by these Articles of Incorporation or any amendment thereof are subject to the provisions of this Article XI.


                                  ARTICLE XII

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


                                 ARTICLE XIII

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


            THIRD: The Restated Articles of Incorporation do not contain any amendments requiring shareholder approval. The Restated Articles of Incorporation were adopted by the Board of Directors of the corporation on August 7, 1996.
            FOURTH: The foregoing Restated Articles of Incorporation supersede the original articles of incorporation and all amendments thereto.

            IN WITNESS WHEREOF, the undersigned duly authorized officer has executed these Restated Articles of Incorporation on this _____ day of August, 1996.

                                    CITIZENS FINANCIAL CORPORATION



                                    By:_______________________________________


Title:______________________________________



THIS INSTRUMENT PREPARED BY:


______________________________
Joseph L. Landenwich
WYATT, TARRANT & COMBS
Citizens Plaza
Louisville, Kentucky  40202
(502) 589-5235


E:\HAC\CFC-REST.ART.wp