Form 10KSB/A
period 1998-12-31
CITIZENS FINANCIAL CORP /KY/
filed 1999-03-31
CIK 887136

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

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

State   the   aggregate   market   value  of  the   common   equity   held  by
non-affiliates: $7,556,520 (based on a $10.00 per share quoted price on March 26, 1999).

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

The date of this Report is March 31, 1999.

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

Competition. The insurance industry is highly competitive, with over 1,700 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the Insurance Subsidiaries. Financial and claims-paying ratings assigned to insurers by A.M. Best Company ("Best") and by nationally-recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best in May, 1996, when it was moved to B- (Fair)from C++ (Marginal).
United Liberty's rating at the date of its acquisition was B- (Fair). According to Best, a B- rating is assigned to companies that have on balance,fair financial strength,operating performance, and market profile when compared to the standards established by Best. Also according to Best, B-companies have an ability to meet their current obligations to policyholders but their finacial strength is vunerable to adverse changes in underwriting or economic conditions. There are seven Best rating categories above the B-category from B to A++. The Insurance Subsidiaries will continue to pursue upward revisions in their Best ratings.

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

The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading volume in 1998 was about 11% of the average shares outstanding during the year and trading volume by non-affiliates was about 23% of the average shares owned by non-affiliates during the year.

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


                                            Bid Quotations for
                                           Class A Stock
                                    -----------------------------
            Quarter                         High           Low
            Ended                           Bid            Bid
                                    -----------------------------

            December 31, 1998            $ 10.25         $  8

            September 30, 1998           $ 12            $  10.25

            June 30, 1998                $ 15.125        $  9

            March 31, 1998               $ 10            $  6

            December 31, 1997            $ 7.75          $  5.625

            September 30, 1997           $ 6.125         $  4.75

            June 30, 1997                $ 5.75          $  4.75

            March 31, 1997               $ 6             $  5

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

The United Acquisition was financed with the working capital of Citizens Security and with approximately $3,400,000 of the $6,710,000 of proceeds under a Term Loan Agreement dated as of May 8, 1998 between the Company and a commercial bank (the "Term Loan Agreement"). The remaining borrowing under the Term Loan Agreement represented refinancing of debt relating to a prior acquisition. The Term Loan Agreement calls for quarterly payments of principal and interest through October 2006.


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

Citizens Security owns the building in which the Company and the Insurance Subsidiaries maintain their home offices. Approximately 75% of the building is leased to third-party tenants. Leases covering approximately half of the building expire during 1999. However, market conditions for this property are favorable and the Company does not anticipate significant difficulty in leasing available space. An appraisal obtained during 1996 indicates that the current market value of the property is approximately $1,700,000 higher than its carrying value.

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

CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three fiscal years.

         Year Ended December 31      1998          1997           1996
         ----------------------------------------------------------------
         Home Service Life       $6,551,375    $6,548,450     $6,742,099
         Broker Life              3,040,231     2,579,345      2,748,252
         Preneed Life             1,066,069           ---            ---
         Dental                   6,414,720     7,194,952      6,910,310
         Other Health             1,299,233     1,368,130      1,546,962
         ----------------------------------------------------------------
         Total                 $ 18,371,628  $ 17,690,877   $ 17,947,623
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


United  Liberty's  Preneed  Life  sales  were  controlled   exclusively  by  a
third-party marketing organization prior to the acquisition by the Company. This organization lost its producing marketing representatives prior to the United Acquisition; however, the Company is encouraged by progress achieved to date by its regional representatives and is reestablishing relationships with funeral homes which served as United Liberty agents during the past several years.

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

  1 Excludes adjustments for incentive and guaranty fees incurred by the Company for investment management services.
    These amounts are included separately as "Direct Expenses".

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

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------
  Home Service Life                  $   211,713      97,098     703,509
  Broker Life                            254,189     100,655     223,739
  Preneed Life                            15,325         ---         ---
  Dental                                 295,038     214,495    (105,254)
  Other Health                            90,174     206,591     382,895
-------------------------------------------------------------------------
  Segment Profit                         866,439     618,839   1,204,889
  Net  realized   investment  gains,
  net of expenses                      3,675,489   2,193,148     915,062
  Interest expense                       468,268     341,275     784,325
-------------------------------------------------------------------------
  Income before Federal Income Tax   $  4,073,66   $2,470,71  $1,335,626
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

          Year Ended December 31   1998        1997        1996
         ---------------------------------------------------------
         Premium               $6,414,720  $7,194,952  $6,910,310
         Claims and Reserves   $4,370,499  $5,109,221  $5,223,582
         Contribution Margin   $1,224,470  $1,150,920   $ 741,525
         Claim Ratio                68.1%       71.0%       75.6%
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

Federal Income Taxes. The Company has a relatively low effective federal income tax rate, which can fluctuate significantly due to the application of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The most significant provision under SFAS No. 109 affecting the Company is the disallowance of the small life insurance company deduction when computing deferred taxes. The small life insurance deduction allows the Insurance Subsidiaries to reduce their taxable income by 60% before computing its current provision for regular or alternative minimum tax. By disallowing this deduction in the computation of deferred taxes, SFAS No. 109 significantly increases the deferred taxes on the Insurance Subsidiaries' temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax will actually be paid on these net liabilities (when realized) at a 17% rate (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 9 to the Consolidated Financial Statements. All operating deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities. Capital deferred tax assets of the Insurance Subsidiaries can be realized through the carry back of such assets to recapture prior years' taxes paid on capital assets.
Capital deferred tax assets of the Company must be offset against future capital gains. The Company believes such gains will materialize and the deferred tax assets will be realized. The deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Insurance Subsidiaries. Due to the impact of the small life insurance company deduction, the Insurance Subsidiaries record a valuation allowance to reduce deferred tax assets (associated with temporary differences) to their expected benefit rate of 17%, rather than 34%. The Company's valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

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

                                            Statutory
                                    Net     Capital       Asset
        Year Ended       Net     Operating   and        Valuation  Capital
        December 31     Income    Income    Surplus      Reserves1   Ratio2
      -------------------------------------------------------------------
           1998     $3,662,188 $1,105,631 $11,227,528   $3,606,655   20.51%
           1997     $1,708,884   $762,357  $9,627,479   $2,753,064   18.22%
           19963    $3,062,421   $871,089  $9,145,830   $1,426,918   16.05%
           1995       $883,003   $494,588  $8,406,313   $1,087,020   14.63%
           1994       $591,998   $296,809  $5,651,136     $768,664   18.46%
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

The Company has completed an internal assessment of the year 2000 issue and implemented a program to install updated releases or modify its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's two primary insurance administrative systems (Individual and Group) are vendor supplied programs, which have been, or are being, modified as part of the ongoing vendor maintenance process. Modification of the Individual insurance system is complete. Vendor modification to the Group insurance system have been installed and are being tested by the Company. Most of the peripheral, internally developed programs associated with these systems have also been modified, and those remaining are scheduled to be completed by June 30, 1999. The Company's investment accounting and general ledger systems are also vendor supplied programs, which have been properly updated. The Company's primary non-IT systems involve building equipment control modules at its home office. The Company has verified these systems are year 2000 compliant.

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

The Company has successfully managed the risk of equity security price fluctuations during the past several years. The Company and its investement management firm, SMC Advisors, Inc. devote significant attention to the equity markets and reposition the Company's portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

The Company also manages market risks associated with investments in option securities, as described in Item 7, Note 3 of the Notes to Consolidated
Financial Statements. As noted in the Investments section above, the annual total return on the Company's equity securities during the past three years has exceeded 23%.

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


/s/ Ernst & Young LLP

Louisville, Kentucky
March 25, 1999

              Citizens Financial Corporation and Subsidiaries
                      Consolidated Statements of Income


Year Ended December 31                       1998           1997          1996
-------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations  $ 19,402,959   $ 18,790,483  $ 18,941,875
  Premiums ceded                       (1,031,331)    (1,099,606)     (994,252)
-------------------------------------------------------------------------------
    Net premiums earned                18,371,628     17,690,877    17,947,623
  Net investment income                 5,190,322      3,808,938     4,158,282
  Net realized investment gains,

  YEAR ENDED DECEMBER 31                   1998          1997           1996
------------------------------------------------------------------------------
 Revenues:
  Premiums and other considerations   $19,402,959    $18,790,483   $18,941,875
  Premiums ceded                       (1,031,331)    (1,099,606)     (994,252)
-------------------------------------------------------------------------------
   Net premiums earned                 18,371,628     17,690,877    17,947,623
   Net investment income                5,190,322      3,808,938     4,158,282
   Net realized investment gains,
   net of expenses                      3,675,489      2,193,148       915,062
   Other income                            39,566          8,880        29,218
-------------------------------------------------------------------------------
Total Revenues                         27,277,005     23,701,843    23,050,185

Policy Benefits and Expenses:
  Policyholder benefits                13,576,645     11,736,457    11,845,025
  Policyholder benefits ceded          (1,039,024)      (834,426)     (734,082)
-------------------------------------------------------------------------------
    Net benefits                       12,537,621     10,902,031    11,110,943
  Increase in net benefit reserves        553,673        789,135       680,263
  Interest credited on
  policyholder deposits                   845,608        914,061       916,494
  Commissions                           3,775,530      3,762,482     3,956,075
  General expenses                      4,430,902      3,902,603     3,899,708
  Interest expense                        468,268        341,275       784,325
  Policy acquisition costs deferred    (1,106,373)      (982,333)   (1,189,993)
  Amortization expense:
    Deferred policy acquisition
    costs                                 696,719        736,633       911,543
    Value of insurance acquired           696,702        584,993       390,688
    Goodwill                               35,771         20,962        20,962
  Depreciation expense                    268,924        259,289       233,551
-------------------------------------------------------------------------------
Total Policy Benefits and Expenses     23,203,345     21,231,131    21,714,559
-------------------------------------------------------------------------------
Income before Federal Income Tax        4,073,660      2,470,712     1,335,626
Federal Income Tax Expense               (774,000)      (482,500)     (226,303)
-------------------------------------------------------------------------------
Net Income                              3,299,660      1,988,212     1,109,323
Dividends on Redeemable Convertible
  Preferred Stock                        (279,650)      (407,000)     (402,214)
-------------------------------------------------------------------------------
Net Income Applicable to Common
Stock                                $  3,020,010   $  1,581,212 $      707,109
-------------------------------------------------------------------------------

Net Income Per Common Share:
  Basic                                     $ 2.31         $ 1.47        $ 0.66
  Diluted                                   $ 1.82         $ 1.10        $ 0.62
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
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
               Consolidated Statements of Shareholders' Equity



                                              Accumulated          Comprehensive
                                  Additional    Other                  Income
                        Common    Paid-in   Comprehensive  Retained    (Loss)
                         Stock     Capital     Income      Earnings     Total
-------------------------------------------------------------------  -----------

Balance at
 January 1, 1996    $1,075,615  $4,836,057   $1,871,652  $3,525,894

  Net Income                                              1,109,323  $1,109,323

  Net unrealized
  depreciation of available for
  sale securities                            (1,442,872)              (1,442,87
                                                                     ===========
Comprehensive loss                                                    $(333,549)
                                                                     ===========
Preferred stock dividends                                  (402,214)

-------------------------------------------------------------------
Balance at
 December 31, 1996    1,075,615  $4,836,057     428,780   4,233,003

  Net Income                                              1,988,212  $1,988,212

 Net unrealized
 appreciation of available for
 sale securities                                          2,166,218   2,166,218
                                                                     ===========
  Comprehensive income                                               $4,154,430
                                                                     ===========
  Preferred stock
  dividends                                                (407,000)

-------------------------------------------------------------------
Balance at
December 31, 1997     1,075,615   4,836,057    2,594,998   5,814,215


  Net Income
                                                           3,299,660 $3,299,660
 Net unrealized
appreciation of
available for                                    484,618                484,618
sale securities                                                      ===========

  Comprehensive income                                               $3,784,278
                                                                     ===========
  Preferred stock
  dividends                                                (279,650)

  Preferred stock
  conversion             722,000    3,215,768

  Preferred stock redemption                                (63,000)

  Options exercised        5,000       40,000

-------------------------------------------------------------------
Balance at December   $1,802,615   $8,091,825   $3,079,616  $8,771,225
31, 1998
-------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

             Citizens Financial Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows

Year Ended December 31                       1998           1997         1996
--------------------------------------------------------------------------------

Cash Flows from Operations:
Net income                             $3,299,660      $1,988,212    $1,109,323
Adjustments reconciling to cash from
operations:
  Increase in benefit reserves             806,183        704,142       791,089
 (Increase) decrease in claim
    liabilities                           (111,746)         9,630        70,616
  (Increase) decrease in reinsurance
    recoverable                           (380,034)       191,602      (251,388)
  Interest credited on policyholder
    deposits                               845,608        914,061       916,494
  Provision for amortization and
  depreciation, net of defferrals          591,743        619,544       366,751

  Amortization of premium and
  accretion of discount on securities      112,432         (7,438)      (16,822)
  purchased, net
  Net realized investment gains         (3,675,489)    (2,193,148)     (915,062)
  (Increase) decrease in accrued
    investment income                       12,304         62,016      (135,931)
  Change in other assets and
    liabilities                           (269,857)        24,919      (598,883)
  Increase (decrease) in deferred
    federal income tax liability           (19,000)       141,000      (273,175)
  Increase (decrease) in federal
    income taxes payable                    408,000      (263,500)      506,837
--------------------------------------------------------------------------------
Net Cash provided by Operations          1,619,804     2,191,040     1,569,849

Cash Flows from Investment Activities:
Securities available-for-sale:
  Purchases - fixed maturities         (12,642,382)    (3,011,750)  (24,651,316)
  Purchases - equity securities        (33,322,649)   (24,800,144)  (20,301,373)
  Sales - fixed maturities              15,160,161      8,498,183    23,040,876
  Sales- equity securities              33,432,382     22,570,580    18,316,750
Purchase price paid for United Liberty
Life Insurance
  Company in excess of cash acquired   (3,787,613)         ---           ---
Investment management and brokerage
  account fees                            (417,326)      (249,841)     (297,453)
Short-term investments sold
  (acquired), net                          (22,313)       320,918       (72,139)
Additions to real estate                   (35,270)       (77,983)      (24,396)
Additions to property and equipment,
  net                                     (512,242)      (163,430)     (185,501)
(Increase) decrease in net broker
  receivable                               245,000        (95,000)     (154,269)
Other investing activities, net            159,955        (27,798)     (132,274)
--------------------------------------------------------------------------------
Net Cash provided by (used in)
Investment Activities                   (1,742,297)     2,963,735    (4,461,095)

Cash Flows from Financing Activities:
Policyholder deposits                      817,372        787,910       818,849
Policyholder withdrawals                (2,158,681)    (2,093,351)   (1,730,273)
Net brokerage account loan proceeds        989,014        518,394           ---
Notes payable and interest - guarantor         ---       (220,869)       15,543
Proceeds from note payable - bank        3,400,000            ---           ---
Payments on notes payable - bank          (400,000)      (365,000)   (5,226,656)
Preferred stock redemption and fees       (169,139)           ---           ---
Dividends on redeemable convertible
  preferred stock                         (279,650)      (407,000)     (300,464)
Issuance of common stock                    45,000            ---           ---
Issuance of redeemable convertible
preferred stock                                ---            ---     2,343,000
--------------------------------------------------------------------------------
Net Cash provided by (used in)
Financing Activities                      2,243,916    (1,779,916)   (4,080,001)
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                        2,121,423     3,374,859    (6,971,247)
Cash and Cash Equivalents at Beginning
  of Period                               6,180,576     2,805,717     9,776,964
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of
Period                                   $8,301,999    $6,180,576    $2,805,717
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

The United Acquisition was financed with the working capital of Citizens Security and with approximately $3,400,000 of the $6,710,000 of proceeds under a Term Loan Agreement dated as of May 8, 1998 between the Company and a commercial bank (the "Term Loan Agreement"). The remaining borrowing under the Term Loan Agreement represented refinancing of debt relating to a prior acquisition. The Term Loan Agreement calls for quarterly payments of principal and interest through October 2006.

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

               Proforma Consolidated Results of Operations
---------------------------------------------------------
Year ended December 31                 1998         1997
---------------------------------------------------------
Revenue                          $28,839,357 $30,687,171
Net Income                        $3,342,392  $2,241,465
Net Income  Applicable to Common
Stock                            $3,062,742   $1,834,465

Earnings per share:
     Basic                            $2.34        $1.71
     Diluted                          $1.84        $1.23

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


                             Amortized   Gross   Unrealized        Fair Value
December 31, 1998              Cost      Gains     Losses      (Carrying Value)
---------------------------------------------------------------------------
Fixed Maturities:
  U.S. Government
  obligations              $9,656,117   $317,327   $    30     $9,973,414
  Corporate securities     59,796,816  2,283,505   465,680     61,614,641
  Mortgage-backed
  securities                5,782,266    258,330    45,909      5,994,687
----------------------------------------------------------------------------
Total                     $75,235,199 $2,859,162   $511,61    $77,582,742
----------------------------------------------------------------------------
Equity Securities        $ 14,733,876 $2,887,926   $413,46    $17,208,338
----------------------------------------------------------------------------

December 31, 1997
----------------------------------------------------------------------------
Fixed Maturities:
  U.S. Government
obligations              $  8,039,775   $178,570    $4,845     $8,213,500
  Corporate securities     26,007,059    961,956   165,515     26,803,500
  Mortgage-backed
securities                  7,793,818    246,559    27,768      8,012,609
----------------------------------------------------------------------------
Total                    $ 41,840,652  $1,387,085 $ 198,128  $ 43,029,609
----------------------------------------------------------------------------
Equity Securities        $ 12,014,105  $3,245,854 $ 317,167  $ 14,942,792
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

The annual change in net unrealized investment appreciation or depreciation, at December 31, 1998, 1997 and 1996, and the amount of net realized investment gain or loss included in net income for the respective years then ended are as follows:

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------
Fixed maturities:
  Change in net unrealized
  appreciation (depreciation)          $1,158,586   $1,386,925 $(1,745,362)
  Net realized gain                      $827,204      $ 61,17    $218,188
Equity securities:
  Change in net unrealized
  appreciation (depreciation)           $(454,225)  $2,050,241   $(601,195)
  Net realized gain                    $2,848,285   $2,131,975    $696,874

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

                       Pretax       Tax
Year Ended December    Amount     Expense   Net-of-Tax
31, 1998                                      Amount
---------------------------------------------------------

Unrealized gain arising $4,409,760 $947,996 $3,461,764
Less: Reclassification
adjustment
for gains realized
in net income           3,675,489   698,343  2,977,146
---------------------------------------------------------
Change in net            $734,271  $249,653   $484,618
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

Year Ended December 31             1998        1997        1996
----------------------------------------------------------------
Balance at beginning of
year                            $4,496,872  $5,081,865 $6,059,095
Purchase of United Liberty       2,334,962     ---         ---
Adjustment to  1995
acquisition                         ---         ---      (586,542)
Accretion of interest              372,629    321,166     354,312
Amortization                    (1,069,331)  (906,159)   (745,000)
----------------------------------------------------------------
Balance at end of year          $6,135,132  $4,496,872  $5,081,865
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




Note 5--LIABILITY FOR ACCIDENT AND HEALTH UNPAID CLAIMS AND INCURRED, BUT NOT REPORTED CLAIMS PORTION OF RESERVES

Activity in the accident and health liability portion of policy and contract claims ($391,311 and $384,162 at December 31, 1998 and 1997, respectively) and the incurred but not reported portion of accident and health reserves ($2,016,205 and $789,612 at December 31, 1998 and 1997, respectively) are summarized as follows:

Year Ended December 31                          1998       1997
-------------------------------------------------------------------
Balance at January 1                      $1,173,774   $1,620,456
  Less: reinsurance recoverable              292,327      576,015
------------------------------------------------------------------
Net balance at January 1                     881,447    1,044,441
United Liberty balance at acquisition         71,090          ---
Total incurred - current year              5,027,678    5,694,456
Paid related to:
  Current year                             4,639,810    5,353,405
  Prior years                                482,223      504,045
------------------------------------------------------------------
Total paid                                 5,122,033    5,857,450

Net balance at December 31                   858,182      881,447
  Plus reinsurance recoverable             1,549,334      292,327
------------------------------------------------------------------
Balance at December 31                    $2,407,516   $1,173,774
------------------------------------------------------------------

Note 6--DEBT

Long term debt consists of the following:

December 31                                       1998      1997
---------------------------------------------------------------------
Commercial bank note, prime, due 2006       $6,510,000       ---
Commercial bank note,  prime plus 1/2%, due
2001                                             ---      1,900,000
Commercial bank note, prime due 2003             ---      1,610,000
---------------------------------------------------------------------
Total                                        6,510,000    3,510,000
Less: Current Portion                         (510,000)    (400,000)
---------------------------------------------------------------------
Long Term Portion                           $6,000,000   $3,110,000
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

 Year Ended December 31                               1998       1997      1996
--------------------------------------------------------------------------------
 Numerator:
    Diluted:    Net income                     $3,299,660 $1,988,212 $1,109,323
         Less: Preferred stock dividends          279,650    407,000    402,214
 -------------------------------------------------------------------------------
    Basic:     Net income applicable to
      common stock                              $3,020,010  $1,581,212 $707,109
 -------------------------------------------------------------------------------
 Denominator:
 Basic: Weighted average common  shares         1,306,894  1,075,615  1,075,61
 Plus: Assumed conversion
   of preferred stock                             505,233    740,000    717,533
--------------------------------------------------------------------------------
 Diluted:    Weighted average shares
 assuming preferred conversions                 1,812,127  1,815,615  1,793,148
-------------------------------------------------------------------------------

    Basic earnings per share                       $2.31      $1.47      $0.66
    Diluted earnings per share                     $1.82      $1.10      $0.62



Options to purchase 5,000 shares of the Company's common stock at $9 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. These options were exercised during 1998.


Note 9--FEDERAL INCOME TAXES

Federal income taxes consist of the following:

Year Ended December 31            1998        1997        1996
----------------------------------------------------------------
Current tax expense           $(793,000)  $(341,500)  $(479,033)
Deferred     tax    benefit
(expense)                        19,000    (141,000)    252,730
----------------------------------------------------------------
Federal income tax expense    $(774,000)  $(482,500)  $(226,303)
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

December 31                                       1998        1997
---------------------------------------------------------------------
Deferred Tax Liabilities:
  Value of insurance acquired              $ 2,085,945  $ 1,528,936
  Net unrealized gains on
  available-for-sale securities              1,586,470    1,336,817
  Other                                        223,901      156,121
---------------------------------------------------------------------
   Total deferred tax liabilities            3,896,316    3,021,874

Deferred Tax Assets:
  Policy and contract reserves               1,591,595    1,783,158
  Deferred policy acquisition costs            543,132      285,193
  Fixed maturities and equity securities       338,474      169,552
  Real estate                                  548,668      548,668
  Alternative    minimum    tax    credit
carryforwards                                  508,688      474,757
  Net operating loss carryforwards              88,766      235,666
  Other                                        348,377      212,272
---------------------------------------------------------------------
   Total deferred tax assets                 3,967,700    3,709,266
   Valuation  allowance  for deferred tax
assets                                      (1,376,402)  (1,196,310)
---------------------------------------------------------------------
   Net deferred tax assets                   2,591,298    2,512,956

---------------------------------------------------------------------
Net Deferred Tax Liabilities               $ 1,305,018 $    508,918
---------------------------------------------------------------------

The following is a reconciliation of the federal statutory income tax rate to the Company's effective income tax rate:

December 31                      1998        1997        1996
-------------------------------------------------------------------
Statutory rate of income tax      34.00 %     34.00 %     34.00  %
Dividend exclusion                (1.52)%     (1.71)%     (1.65) %
Alternative     minimum    tax
(credit)                          (2.69)%      5.28 %      9.00  %
Small life deduction             (13.90)%    (18.32)%    (39.48) %
Surtax exemption and other         1.01 %     (3.76)%      1.17  %
Increase     in      valuation
allowance                          2.10 %      4.04 %     13.96  %
-------------------------------------------------------------------
Effective rate of income tax      19.00 %     19.53 %     17.00  %
-------------------------------------------------------------------


Federal income taxes paid in 1998,  1997,  and 1996 were  $385,000,  $610,000, and $91,766, respectively. The Company utilized $430,418 and $508,488 of net operating loss carry forwards in 1998 and 1997, respectively. The Company has $261,077 of net operating loss carry forwards which will expire between 2007 and 2011.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account
known  as  policyholders'   surplus.  Under  the  provisions  of  the  Deficit
Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis.  Distributions  from the  policyholders'  surplus  would be  subject to
income  tax.  At  December  31,  1998,   Citizens  Security  could  have  paid
additional dividends of approximately $7,875,000 before paying tax on any part of its policyholders' surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 1998, however legislation has been proposed which would require taxation of undistributed policyholder surplus.


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

Segment information as of December 31, 1998, 1997 and 1996, and for the years then ended is as follows:

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Revenue:
  Home Service Life                  $  8,315,66   $8,322,33  $8,660,688
  Broker Life                          5,341,104   4,482,486   4,860,066
  Preneed Life                         2,099,584      ---         ---
  Dental                               6,435,680   7,218,575   6,938,889
  Other Health                         1,409,483   1,485,301   1,675,480
-------------------------------------------------------------------------
  Segment Totals                      23,601,516  21,508,695  22,135,123
  Net  realized   investment  gains,
  net of expenses                      3,675,489   2,193,148     915,062
-------------------------------------------------------------------------
  Total Revenue                     $  27,277,00  $23,701,84 $23,050,185
-------------------------------------------------------------------------

Below are the net investment income amounts which are included in the revenue totals above.

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Net Investment Income:
  Home Service Life                 $ 1,750,94   $1,769,75   $1,905,202
  Broker Life                         2,283,466   1,898,714   2,097,079
  Preneed Life                        1,025,696         ---         ---
  Dental                                 20,801      23,568      28,380
  Other Health                          109,417     116,899     127,621
-------------------------------------------------------------------------
  Segment Totals                     $ 5,190,32   $3,808,93  $4,158,282
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



Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Segment Profit (Loss):
  Home Service Life                    $  211,71    $ 97,098   $ 703,509
  Broker Life                            254,189     100,655     223,739
  Preneed Life                            15,325        ---         ---
  Dental                                 295,038     214,495    (105,254)
  Other Health                            90,174     206,591     382,895
-------------------------------------------------------------------------
  Segment Totals                         866,439     618,839   1,204,889
  Net  realized   investment  gains,
  net of expenses                      3,675,489   2,193,148     915,062
  Interest expense                       468,268     341,275     784,325
-------------------------------------------------------------------------
  Income before Federal Income Tax     $ 4,073,66  $2,470,71  $1,335,626
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

/s/ Darrell R. Wells
---------------------------
Darrell R. Wells                Director and President          March 31, 1999
                                (principal executive officer)


/s/ Lane A. Hersman
---------------------------
Lane A. Hersman                 Director and Executive          March 31, 1999
                                Vice President


/s/ Brent L. Nemec
---------------------------
Brent L. Nemec                  Vice President,Accounting,      March 31, 1999
                                Chief  Financial Officer,
                                and Treasurer (principal
                                financial and accounting
                                officer)

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

       Exhibit
           No.                    Description

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

           2.3 Acquisition Agreement dated December 12, 1997 by and between Chaswil United Corp. and Citizens Financial Corporation (Exhibit B and Schedules omitted)(filed as Exhibit 2.3 to the Company's Form 8-K dated May 12, 1998)

           2.4  First Amendment to Acquisition Agreement dated
                February 10, 1998 by and between Chaswil United Corp. and Citizens Financial Corporation (filed as Exhibit
                2.4 to the Company's Form 8-K dated May 12, 1998)

           2.5  Second Amendment to Acquisition Agreement dated
                March 2, 1998 by and between Chaswil United Corp.
                and Cititzens Financial Corporation (Exhibits omitted) (filed as Exhibit 2.5 to the Company's Form 8-K dated May 12, 1998)


           3.1 Restated Articles of Incorporation of the Company dated August 12, 1996 (filed herewith)

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

          10.1 Investment Management Agreements dated July 1, 1994 between Citizens Security and the Company and SMC Advisors, Incorporated (filed as Exhibit 10.1 to the Company's Form 10-K dated March 29, 1995)

          10.1B Investment Management dated June 1, 1998 between United Liberty and SMC Advisors,
                Incorporated (filed Herewith)

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

         10.8B Second Amendment to Guarantor's Compensation Agreement dated September 22, 1997 between the Company and Darrell R. Wells (filed as exhibit 10.8B to the Company's 10-KSB filed March 31, 1998)

          10.9  Form of Employment Agreement with Certain
                Executives of the Company and Schedule of Data (filed as Exhibit 10.9 to the Company's
                Form 10-K dated March 28, 1996)



          21.1  Subsidiaries of the Registrant (filed
                herewith)

            27 Financial Data Schedule (electronic filing only)



--------------- ---------------------------------------------- ----------------

The Company agrees to furnish supplementally to the Commission upon request a copy of the omitted schedules to Exhibits Nos. 2.1 and 2.2 as contemplated by Rule 601(b)(2). The Company further agrees to furnish to the Commission on request a copy of instruments defining the rights of holders of long-term debt required to be filed by rule 601 (b)(4) but for the exception in rule 601(b)(4)(iii).

                               EXHIBIT  3.1

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
(502) 589-5235


E:\HAC\CFC-REST.ART.wp

                             EXHIBIT 10.1B

                       INVESTMENT MANAGEMENT AGREEMENT


       THIS  AGREEMENT  is  entered  into as of June 1, 1998,  by and  between
UNITED  LIBERTY  LIFE  INSURANCE   COMPANY,   a  Kentucky   insurance  company
("Company") and SMC ADVISORS, INC., a Kentucky corporation ("SMC").
                                      RECITALS:

       SMC and its president, Darrell R. Wells, are experienced in investment decisions, policies and strategies. Company desires to employ SMC to manage Company's entire bonds and stocks investment portfolio (the "Bonds and Stocks Portfolio") on a fee basis and SMC is willing to undertake such duties, all in accordance with the terms set forth herein.

       NOW, THEREFORE, the parties agree as follows:

       1. Employment of SMC. Company hereby employs SMC and SMC hereby accepts employment by Company as investment advisor and manager of the Bonds and Stocks Portfolio.

       2. Duties and Responsibilities of SMC. Subject to the overall guidance of Company, SMC shall administer day-to-day operations of the Bonds and Stock Portfolio; shall serve as Company's investment advisor and consultant in connection with policy decisions to be made by Company with respect to the Bonds and Stocks Portfolio; shall investigate, select, and on behalf of Company conduct negotiations with brokers, underwriters, investment bankers and other persons in the securities industry; shall cause investment transactions with respect to the Bonds and Stocks Portfolio to be executed through brokers and other authorized persons dealing in Eligible Investments
(as hereinafter defined) and pay appropriate fees to such persons in connection with investments acquired, sold, or otherwise disposed of or committed, negotiated, or contemplated to be acquired, sold, or otherwise disposed of; shall exercise its own sound judgment in doing so; shall, upon request by Company, invest or reinvest any monies in the Bonds and Stocks Portfolio; shall perform or assist in performance of such administrative functions necessary in the management of the Bonds and Stocks Portfolio, as may be agreed upon by SMO and Company; from time to time, or at any time requested by Company, shall make reports of its performance of the foregoing services to Company; and shall be responsible for and shall have authorization to exchange, invest, reinvest, sell, and purchase assets of Company that are available for investment in the Bonds and Stocks Portfolio of Company. SMC shall invest only in such eligible investments as are permitted to life insurance companies under the Kentucky Insurance Code (including Subtitle 7, Chapter 304 of the Kentucky Revised Statutes) and regulations of the Kentucky Department of Insurance thereunder ("Eligible Investments"). All investment decisions made by SMC shall be in accordance with such overall policies of Company, if any, as may be disclosed to SMC from time to time.

       3.    Reporting and Disclosure

             A. SMC shall report to the directors or other authorized officials of Company the results of investment transactions when requested to do so by Company. SMC shall consult with Company officials and its Board of Directors from time to time as directed by Company.

             B. Likewise, Company shall at all times keep SMC fully informed with regard to the investments owned by it, its funds available or to become available for investment, and generally as to the condition of Company's affairs. Company shall furnish SMC with copies of all available financial statements and other data necessary for SMC to carry out its duties hereunder.

       4. Books. SMC shall maintain appropriate records of all its activities hereunder.

       5.  Compensation  for  Services.   As  compensation  for  its  services
rendered hereunder:

             A. SMC shall receive a monthly base fee of $750 payable in advance on the first day of each month beginning on June 1, 1998.

             B. With respect to each "Accounting Period" (which term shall mean June 1 through December 31, 1998 and then January 1 through December 31 of each calendar year ending after December 31, 1998 during the term of this Agreement), SMC shall be entitled to an amount of compensation equal to 5% of the sum of the Net Unrealized Capital Gains or Net Unrealized Capital Losses plus the Net Realized Capital Gains or Net Realized Capital Losses in the Bonds and Stocks Portfolio.

                   [1] For purposes of this Agreement, the terms "Net Realized Capital Gain" and "Net Realized Capital Loss" shall mean, with respect to any Accounting Period, the net difference between the aggregate gains realized in the Bonds and Stocks Portfolio during such Accounting Period from the purchase or sale of Eligible Investments and the aggregate losses realized in the Bonds and Stocks Portfolio during such Accounting Period from the purchase or sale of Eligible Investments.

                   [2] The  terms  "Net  Unrealized  Capital  Gain"  and  "Net
      Unrealized Capital Loss" shall mean, with respect to any Accounting Period, the increase or decrease during such Accounting Period in the difference between the aggregate market value and the aggregate statutory book value of Eligible Investments in the Bonds and Stocks Portfolio.

                   [3] For purposes of computing Net Realized Capital Gain, Net Realized Capital Loss, Net Unrealized Capital Gain and Net Unrealized Capital Loss, gain or loss or increases or decreases in value difference between shall be determined on the basis of the statutory book value of an Eligible Investment and the proceeds thereof if disposed of or its closing value if held at the close on an Accounting Period. The closing value of any Eligible Investment for any Accounting Period shall be the value of such Eligible Investment determined in good faith by Company in accordance with the provisions of paragraph 5.B[4] hereof, as of the end of such Accounting Period.

                   [4] Eligible Investments which are listed on a national securities exchange shall be valued at their last sales price on the date of determination, or, if no sales occurred on such day, at the median between the "bid" and "asked" prices on such date. Eligible Investments which are not so listed shall be valued at their last closing "bid" price. All other Eligible Investments shall be valued in the manner determined in good faith by Company to best reflect their fair market value.

             C. Payment of incentive compensation shall be made to SMC by Company not later than 45 days after the end of each Accounting Period.

       6. Term of Agreement. This Agreement shall commence on June 1, 1998, and shall continue until December 31, 1998. This Agreement shall be automatically renewed for successive one-year periods unless either party notifies the other in writing not less than 30 days prior to the end of the then current period of its intent to terminate this Agreement at the end of such period.

      7. Responsibility of SMC. SMC assumes no responsibility under this Agreement other than to render all services called for hereunder in good faith and on an arms-length basis and shall not be responsible for any action of Company or officers of Company in following or declining to follow the advice and recommendations of SMC. SMC, its officers, directors, shareholders and employees will not be liable to Company, Company's shareholders, or others except by reason of acts constituting bad faith, willful misfeasance, gross negligence, or reckless disregard of its duties. SMC and Company are not partners or joint venturers, and nothing herein contained shall be construed so as to make them partners or joint venturers or impose any liability as such on either of them.

       8. Nonassignability. Neither party may assign its rights under this Agreement without the written consent of the other party.

       9. Termination. This Agreement shall be and become terminated, at the option of the other party immediately upon the giving of written notice of termination by such other party, if any of the following events shall occur:

             A. If either party shall violate any provision of this Agreement, and after notice of such violation, shall not cure such default within thirty (30) days; or

             B. If either party shall be adjudged bankrupt or insolvent by a court or agency of competent jurisdiction, or an order shall be entered by a court or agency of competent jurisdiction for the appointment of a receiver, liquidator, or trustee of such party or of all or substantially all of its property by reason of the foregoing, or approving any petition filed against such party for its reorganization, and such adjudication or order shall remain in force or unstayed for a period of thirty (30) days; or

             C. If either party shall institute proceedings for voluntary bankruptcy, or shall file a petition seeking reorganization under the federal bankruptcy laws, or for relief under any federal or state law for the relief of debtors, or shall consent to the appointment of a receiver for it or for all or substantially all of its property, or shall make a general assignment for the benefit of its creditors, or shall admit in writing its inability to pay its debts generally as they may become due.

       10. Effect of Termination. Upon termination of this Agreement, SMC shall return to Company all books, records and securities managed by SMC with respect to the Bonds and Stocks Portfolio in its custody or control. SMO shall deliver to Company a full accounting, including a statement showing all payments collected by and all monies held by it, covering the period following the date of the last accounting furnished, and deliver to Company all such property and documents of Company then in the custody of SMC. shall be entitled to the above-stated compensation through the month of termination.

       11.  Notices.  Any notice,  report or other  communication  required or permitted to be given hereunder shall be in writing and shall, unless some other method of giving such notice, report, or other communication is accepted by the party to whom it is given, be given by being mailed by certified mail to the following addresses of the parties hereto:
       If to SMC:              SMC Advisors, Inc.
                               4350 Brownsboro Road
                               Suite 310
                               Louisville, Kentucky 40207

      If to Company:           United Liberty Life Insurance Company
                               The Market Place, Suite 300
                               12901 Shelbyville Road
                               Louisville, Kentucky 40243

       12. Modification. This Agreement shall not be changed, modified, terminated, or discharged in whole or in part, except by an instrument in writing signed by both parties hereto, or their respective successors and assigns.

       13. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties-hereto, their successors and assigns subject to the provisions of Section 8.

       14. Kentucky Governing Law. This Agreement shall be governed by and in accordance with the laws of the Commonwealth of Kentucky.

       IN WITNESS WHEREOF, the parties have executed this Agreement to be effective as of the date first above written.

                               UNITED LIBERTY LIFE INSURANCE COMPANY
                               By: /s/ Lane A. Hersman
                                   Lane A. Hersman
                                  President

                               SMC ADVISORS, INC.
                               By: /s/ Darrell R. Wells
                                   Darrell R. Wells
                                  President

                                EXHIBIT 21.1

                        Subsidiaries of the Registrant




             -----------------------------------------
                  Citizens Financial Corporation
                      (Kentucky corporation)
             -----------------------------------------



             -----------------------------------------

             100%                                100%

-------------------------                 ------------------------
 Citizens Security Life                     Corporate Realty
   Insurance Company                        Services, Inc.*
 (Kentucky corporation)                   (Kentucky corporation)
-------------------------                 ------------------------

             100%

-------------------------
  United Liberty Life
   Insurance Company
 (Kentucky corporation)
-------------------------

       *Corporate Realty Services, Inc.(formerly Citizens Finacial Properties) has no material assets or liabilities.