Form 10QSB
period 1999-03-31
CITIZENS FINANCIAL CORP /KY/
filed 1999-05-17
CIK 887136

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

                                     or

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


                    APPLICABLE ONLY TO CORPORATE ISSURERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,796,915 as of May 12, 1999.

Transitional Small Business Disclosure Format (Check one):   Yes
No  X

The date of this Report is May 14, 1999.

=============================================================================

Part I - Financial Information;  Item 1 - Financial Statements




               Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


Three Months Ended March 31                               1999           1998
------------------------------------------------------------------------------
  Revenues:
  Premiums and other considerations                $ 5,129,687    $ 4,578,850
  Premiums ceded                                      (183,451)      (224,182)
------------------------------------------------------------------------------
  Net premiums earned                                4,946,236      4,354,668
  Net investment income                              1,509,895        923,005
  Net realized investment gains, net of expenses     1,541,836      1,027,515
  Other income                                          11,908            678
------------------------------------------------------------------------------
  Total Revenues                                     8,009,875      6,305,866
  Policy Benefits and Expenses:
  Policyholder benefits                              4,047,434      2,732,386
  Policyholder benefits ceded                         (212,540)      (106,225)
------------------------------------------------------------------------------
  Net benefits                                       3,834,894      2,626,161
  Increase (decrease) in net benefit reserves         (125,725)       264,846
  Interest credited on policyholder deposits           247,351        213,967
  Commissions                                          994,625        967,818
  General expenses                                   1,234,580      1,106,726
  Interest expense                                     127,099         78,069
  Policy acquisition costs deferred                   (308,068)      (280,654)
  Amortization of deferred policy acquisition
    costs and value of insurance acquired              417,563        228,854
------------------------------------------------------------------------------
Total Policy Benefits and Expenses                   6,422,319      5,205,787
------------------------------------------------------------------------------
Income before Federal Income Tax                     1,587,556      1,100,079
Federal Income Tax Expense                             425,000        240,000
------------------------------------------------------------------------------
Net Income                                           1,162,556        860,079
Dividends on Redeemable Convertible Preferred
Stock                                                      ---        101,750
------------------------------------------------------------------------------
Net Income Applicable to Common Stock              $ 1,162,556    $   758,329
------------------------------------------------------------------------------
Net Income Per Common Share:
  Basic                                                  $0.65          $0.71
  Diluted                                                $0.65          $0.47
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Financial Condition
                                 (Unaudited)



                                                     March 31,    December 31,
                                                       1999          1998
------------------------------------------------------------------------------
ASSETS

Investments:
  Securities available for sale, at fair value:

    Fixed maturities (amortized cost of $72,914,756
    and $75,235,199 in 1999 and 1998,respectively) $75,489,713  $  77,582,742

    Equity securities (cost of $20,664,746 and
    $14,733,876 in 1999 and 1998, respectively)     24,162,956     17,208,338

  Investment real estate                             3,593,048      3,618,698
  Mortgage loans on real estate                        163,210        164,757
  Policy loans                                       4,018,354      4,034,152
  Short-term investments                               594,805        594,805
------------------------------------------------------------------------------
Total Investments                                  108,022,086    103,203,492

Cash and cash equivalents                            7,335,118      8,301,999
Accrued investment income                            1,291,507      1,263,898
Reinsurance recoverable:
  Paid benefits and losses                             175,423         85,299
  Unpaid benefits, losses and IBNR                   3,317,982      3,379,063
Premiums receivable                                    355,771        407,571
Property and equipment                               1,829,610      1,846,768
Deferred policy acquisition costs                    4,157,172      4,120,215
Value of insurance acquired                          5,848,440      6,135,132
Goodwill                                               502,530        513,325
Other assets                                           297,857        242,361
------------------------------------------------------------------------------
Total Assets                                      $133,133,496  $ 129,499,123
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Financial Condition
                                 (Unaudited)




                                                     March 31,  December 31,
                                                        1999         1998
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER' EQUITY

Liabilities:
Policy liabilities:
  Future policy benefits                          $ 77,463,206   $ 77,665,183
  Policyholder deposits                             16,279,011     16,323,652
  Policy and contract claims                         1,342,975      1,259,459
  Unearned premiums                                    222,818        208,524
  Other                                                249,616        187,779
------------------------------------------------------------------------------
Total Policy Liabilities                            95,557,626     95,644,597

Notes payable                                        6,382,500      6,510,000
Accrued expenses and other liabilities               5,073,752      3,627,214
Federal income tax payable                             843,123        667,013
Deferred federal income tax                          1,632,723      1,305,018
------------------------------------------------------------------------------
Total Liabilities                                  109,489,724    107,753,842

Commitments and Contingencies

Shareholders' Equity:
  Common stock, 6,000,000 shares authorized;
    1,800,315 and 1,802,615 shares issued and
    outstanding in 1999 and 1998, respectively       1,800,315      1,802,615
  Additional paid-in capital                         8,073,425      8,091,825
  Accumulated other comprehensive income             3,836,251      3,079,616
  Retained earnings                                  9,933,781      8,771,225
------------------------------------------------------------------------------
Total Shareholders' Equity                          23,643,772     21,745,281
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $133,133,496   $129,499,123
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1  (continued)

               Citizens Financial Corporation and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


Three Months Ended March 31                               1999           1998
------------------------------------------------------------------------------

Cash Flows from Operations:
Net income                                        $  1,162,556     $  860,079
Adjustments to reconcile net income to cash
  from operations:
  Increase (decrease) in benefit reserves             (115,734)       235,596
  Increase (decrease) in claim liabilities              83,516       (321,898)
  (Increase) decrease in reinsurance recoverable       (29,043)         8,143
  Interest credited on policyholder deposits           247,351        213,967
  Provision for amortization and depreciation,
  net of deferrals                                     187,496         13,272
  Amortization of premium and accretion of
  discount on securities purchased, net                 42,036          4,261
  Net realized investment gains                     (1,541,836)    (1,027,515)
  Increase in accrued investment income                (27,609)          (684)
  Change in other assets and liabilities                78,087       (300,008)
  Increase (decrease) in deferred federal
  income tax liability                                 (62,077)        58,000
  Increase in federal income taxes payable             176,110        182,000
------------------------------------------------------------------------------
Net Cash provided by (used in) Operations              200,853        (74,787)

Cash Flows from Investment Activities:
Cost of securities acquired                        (16,833,495)   (11,702,558)
Investments sold or matured                         14,999,895      8,607,527
Investment management fees and margin interest        (207,081)      (330,816)
Short-term investments sold, net                           ---        102,752
Additions to property and equipment, net               (24,398)        (5,717)
Other investing activities, net                         19,154       (110,713)
------------------------------------------------------------------------------
Net Cash used in Investment Activities              (2,045,925)    (3,439,525)

Cash Flows from Financing Activities:
Policyholder deposits                                 157,734         178,603
Policyholder withdrawals                             (449,726)       (446,345)
Net proceeds from brokerage account loans           1,318,383         294,947
Payments on notes payable - bank                     (127,500)       (100,000)
Repurchase of common stock                            (20,700)          ---
Dividends on redeemable convertible
preferred stock                                         ---          (101,750)
------------------------------------------------------------------------------
Net Cash provided by (used in) Financing
Activities                                            878,191        (174,545)

------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents            (966,881)     (3,688,857)
Cash and Cash Equivalents at Beginning of Period    8,301,999       6,180,576
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period       $  7,335,118    $  2,491,719
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 1998 consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Note 2- COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 1999 and 1998 are as follows:


     Three months ended March 31                 1999          1998
     -------------------------------------------------------------------
     Net income                              $1,162,556   $   860,079
     Net unrealized gains on available          756,635     1,118,740
     for sale securities
     -------------------------------------------------------------------
     Comprehensive income                    $1,919,191    $1,978,819
     -------------------------------------------------------------------

Note 3 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower
income individuals.  This  distribution   channel  is  characterized  by  a
significant amount of agent  contact  with  customers  throughout  the year.
Broker  Life product sales  consist   primarily  of  simplified  issue  and
graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer
groups.  Other  Health  products  include   various   accident  and  health
coverages sold to individuals and employer groups. Segment information as of March 31, 1999 and 1998, and for the quarters then ended is as follows.

Three Months Ended March 31                 1999        1998
-------------------------------------------------------------

REVENUE:
  Home Service Life                   $2,136,927  $2,107,312
  Broker Life                          1,554,150   1,124,132
  Preneed Life                           785,571      ---
  Dental                               1,676,297   1,692,000
  Other Health                           315,094     354,907
-------------------------------------------------------------
  Segment Totals                       6,468,039   5,278,351
  Net  realized   investment  gains,   1,541,836   1,027,515
  net of expenses
-------------------------------------------------------------
  Total Revenue                       $8,009,875  $6,305,866
-------------------------------------------------------------

Below are the net investment income amounts,which are included in the revenue totals above.

Three Months Ended March 31                 1999        1998
-------------------------------------------------------------

NET INVESTMENT INCOME:
  Home Service Life                     $506,969    $468,456
  Broker Life                            643,603     425,722
  Preneed Life                           330,007         ---
  Dental                                   7,886       7,783
  Other Health                            21,430      21,044
-------------------------------------------------------------
  Segment Totals                      $1,509,895    $923,005
-------------------------------------------------------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. The majority of the Company's realized investment gains are generated from investment in equity securities. The equities portfolio has averaged (on a cost basis) approximately $17,699,000 and $12,890,000 during the three months ended March 31, 1999 and 1998, respectively. If these funds had been invested in fixed-maturities yielding 6.5%, realized investment gains would have declined and the segment profit totals below would have increased by an additional $168,000 and $151,000 in 1999 and 1998, respectively.

Three Months Ended March 31                 1999        1998
-------------------------------------------------------------

SEGMENT PROFIT (LOSS):
  Home Service Life                  $    36,711  $   44,528
  Broker Life                            172,559      53,180
  Preneed Life                          (179,192)        ---
  Dental                                 178,692      57,178
  Other Health                           (35,951)     (4,253)
-------------------------------------------------------------
  Segment Totals                         172,819     150,633
  Net  realized   investment  gains,   1,541,836   1,027,515
  net of expenses
  Interest expense                       127,099      78,069
-------------------------------------------------------------
  Income before Federal Income Tax    $1,587,556  $1,100,079
-------------------------------------------------------------

Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deffered policy acquisition costs and goodwill, along with depreciation expense.

Three Months Ended March 31                 1999        1998
-------------------------------------------------------------

DEPRECIATION and AMORTIZATION:
  Home Service Life                     $213,303    $174,093
  Broker Life                            139,209      97,503
  Preneed Life                           120,071         ---
  Dental                                  13,590      13,802
  Other Health                             9,391       8,528
-------------------------------------------------------------
  Segment Totals                        $495,564    $293,926
-------------------------------------------------------------

Segment asset totals are determined based on policy liabilities outstanding in each segment.

March 31                                    1999        1998
-------------------------------------------------------------

ASSETS:
  Home Service Life                  $44,883,632 $44,212,074
  Broker Life                         56,808,957  40,040,698
  Preneed Life                        28,888,581         ---
  Dental                                 697,008     748,632
  Other Health                         1,855,318   1,975,419
-------------------------------------------------------------
  Total Assets                      $133,133,496 $86,976,823
-------------------------------------------------------------


Note 4 - NET REALIZED CAPITAL GAINS, NET OF EXPENSE

The Company nets certain direct,incremental investment management fees and margin loan interest cost against net realized investment gains and losses presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $144,230 and $261,442 for the three months ended March 31 1999 and 1998 respectively.

Note 5 - INCOM TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amoounts used for income tax purposes.

Part I;  Item 2 - Management's Discussion and Analysis or Plan of Operations


                             FINANCIAL POSITION


Fixed maturities decreased $2,320,000 based on amortized cost, during the first three months of 1999. Equity securities increased $5,931,000 on a cost basis and increased $6,955,000 on market value basis, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities increased approximately $1,251,000 during the three months ended March 31, 1999.




                                 OPERATIONS


Net premiums and other considerations increased approximately 14% during the first three months of 1999 compared to the first three months of 1998. This increase is primarily attributable to the acquisition of United Liberty Life Insurance Company (United Liberty) during May 1998, and growth in the Company's existing Broker Life business. Preneed Life premium
associated  with  the  United  Liberty  acquisition   generated   growth  of
approximately 10% compared to the prior year, while the remaining premium growth is from the Broker Life segment. The 64% increase in investment income compared to the first three months of the prior year is also primarily attributable to the United Liberty acquisition.

Total pretax earnings increased approximately 44% to $1,588,000 for the three months ended March 31, 1999, primarily due to an approximate $514,000 increase in realized investment gains, net of expenses. Pretax Segment Profit (excluding realized investment gains and interest expense) for the
first  three  months  of  1999  increased   approximately  15%  to  $173,000,
primarily due to improvement in the Broker Life and Dental segments. The Broker Life improvement includes earnings from business obtained in the United Liberty acquisition and mortality improvement in the Company's existing graded-benefit life business. The improvement in Dental earnings resulted from a number of continuing profitability initiatives, including selective non-renewal of groups with excessive claim ratios. Preneed Life earnings were impacted by adverse mortality in the month of March 1999. However, claim levels in April have returned to normal levels.

The Company's increased earnings has also resulted in a higher effective income tax rate due to a phasing-out of available small-life insurance company deductions and full utilization of previously available non-life insurance net operating loss carryforwards.




                           CASH FLOW AND LIQUIDITY


Cash flow from operations totaled $201,000 for the three months ended March 31, 1999 compared to ($75,000) used in operations for the same period in the prior year. This improvement was principally attributable to an increase in certain outstanding tax accruals and other liabilities.

The $2,046,000 of cash used in investing activities resulted primarily from net additions to the Company's equity investment portfolio.

The $878,000 of cash provided by financing activities during the first three months of 1999 is primarily attributable to an increase in the Company's investment margin account advances, which total $2,826,000 at March 31, 1999.

                               YEAR 2000 ISSUE

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs could fail to properly distinguish between dates in the 1900's and 2000's. This could cause system failures or miscalculations,
creating  disruption  of operations,  including,   among  other  things,  a
temporary inability to  process  insurance  transactions,   conduct-banking
activities, or  engage  in other normal  business  activities.  Also,  some
systems  and   equipment that  are   not   typically  thought   of   as
"computer-related" ("non-IT")contain imbedded hardwareor software that may not perform properly after 1999.

The Company has completed an internal assessment of the year 2000 issue and implemented a program to install updated releases or modify its software so that its computer systems will function properly with respect to dates in
the  year  2000  and   thereafter.  The  Company's  two  primary   insurance
administrative systems (Individual and Group) are vendor supplied programs, which have been, or are being, modified as part of the ongoing vendor maintenance process. Modification of the Individual insurance system is complete. Vendor modification to the Group insurance system have been installed and are being tested by the Company. Most of the peripheral, internally developed programs associated with these systems have also been modified, and those remaining are scheduled to be completed by June 30, 1999. The Company's investment accounting and general ledger systems are
also  vendor-supplied   programs, which  have  been  properly  updated.  The
Company's primary non-IT systems involve building equipment control modules at its home office. The Company has verified these systems are year 2000 compliant.

The most significant third parties potentially impacting the Company are banks, investment brokers, and suppliers of utility and telecommunication services. Their critical functions include safekeeping and managing investment portfolios, processing the Company's operating bank accounts, and supplying utilities. Assurances of year 2000 compliance have been received from the Company's primary banking service provider and many other key providers. Efforts are ongoing to obtain additional assurances.

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

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the year 2000 issue. Portfolio diversification reduces the overall risk. Although the Company expects its critical systems to be compliant by September 30, 1999, there is no guarantee that these results will be achieved. Specifically, from year 2000 problems, the Company could experience an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets and operating cash accounts,
accurately   maintain   policyholder    information,   accurately   maintain
accounting records, issue new policies and/or perform adequate customer service. While the Company believes the occurrence of such a situation is unlikely, a possible worst case scenario might include one or more of the Company's significant insurance systems being non-compliant. Such an event could result in a material disruption to the Company's operations. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and liquidity and ultimately on its financial position.

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


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

      a.    Exhibit 11.  Statement re: computation of per share earnings.
            Exhibit 27.  Financial Data Schedule.


      b.    none



                                 SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CITIZENS FINANCIAL CORPORATION

                               BY:
                                     -------------------------------------
                                     Darrell R. Wells
                                     President and Chief Executive
                                     Officer

                               BY:
                                     -------------------------------------
                                     Brent L. Nemec
                                     Treasurer and Principal Accounting
                                     Officer


Date:  May 14, 1999

                                EXHIBIT INDEX



----------------------------------------------------------------
 Exhibit No.                     Description
----------------------------------------------------------------

      11       Statement re: computation of per share earnings

      27       Financial Data Schedule (electronic filing only)

                                EXHIBIT 11

               Citizens Financial Corporation and Subsidiaries
                      Computation of Per Share Earnings
                                 (Unaudited)





Three Months Ended March 31                               1999           1998
------------------------------------------------------------------------------

Numerator:
  Diluted:  Net income                              $1,162,556       $860,079
  Less: Preferred stock dividends                         ---       (101,750)
------------------------------------------------------------------------------
  Basic: Net income applicable to common stock      $1,162,556       $758,329
------------------------------------------------------------------------------

Denominator:
  Basic: Weighted average common shares              1,800,443      1,075,615
  Plus: Assumed conversion of preferred
  stock                                                    ---        740,000
------------------------------------------------------------------------------
  Diluted:  Weighted average shares assuming
preferred conversion                                 1,800,443      1,815,615
------------------------------------------------------------------------------

Basic Earnings Per Share                                  $0.65         $0.71

Diluted Earnings Per Share                                $0.65         $0.47