Form 10QSB
period 1999-06-30
CITIZENS FINANCIAL CORP /KY/
filed 1999-08-16
CIK 887136

=============================================================================


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1999

                                     or

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


                    APPLICABLE ONLY TO CORPORATE ISSURERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,789,715 as of August 10, 1999.

Transitional Small Business Disclosure Format (Check one):   Yes   No  X

The date of this Report is August 16, 1999.

=============================================================================

Part I - Financial Information;  Item 1 - Financial Statements




               Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


Six Months Ended June 30                                  1999           1998
------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations               $ 10,623,599   $  9,312,068
  Premiums ceded                                      (459,238)      (452,586)
------------------------------------------------------------------------------
  Net premiums earned                               10,164,361      8,859,482
  Net investment income                              3,114,506      2,280,744
  Net realized investment gains, net of expenses     3,954,078      2,069,029
  Other income                                          95,090          8,254
------------------------------------------------------------------------------
Total Revenues                                      17,328,035     13,217,509

Policy Benefits and Expenses:
  Policyholder benefits                              7,964,573      6,416,566
  Policyholder benefits ceded                         (632,594)      (574,795)
------------------------------------------------------------------------------
  Net benefits                                       7,331,979      5,841,771
  Increase in net benefit reserves                     566,305        326,061
  Interest credited on policyholder deposits           451,561        443,030
  Commissions                                        2,101,436      1,906,588
  General expenses                                   2,789,182      2,368,900
  Interest expense                                     251,674        192,067
  Policy acquisition costs deferred                   (640,883)      (544,871)
  Amortization of deferred policy acquisition
  costs and value of insurance acquired                682,821        524,077
------------------------------------------------------------------------------
Total Policy Benefits and Expenses                  13,534,075     11,057,623
------------------------------------------------------------------------------
Income before Federal Income Tax                     3,793,960      2,159,886
Federal Income Tax Expense                           1,095,000        478,000
------------------------------------------------------------------------------
Net Income                                           2,698,960      1,681,886
Dividends on Redeemable Convertible Preferred
Stock                                                    ---          202,950
------------------------------------------------------------------------------
Net Income Applicable to Common Stock             $  2,698,960   $  1,478,936
------------------------------------------------------------------------------
Net Income Per Common Share:
  Basic                                                  $1.50          $1.37
  Diluted                                                $1.50          $0.93
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


Three Months Ended June 30                                1999           1998
------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations                $ 5,493,912    $ 4,733,218
  Premiums ceded                                      (275,787)      (228,404)
------------------------------------------------------------------------------
  Net premiums earned                                5,218,125      4,504,814
  Net investment income                              1,604,611      1,357,739
  Net realized investment gains, net of expenses     2,412,242      1,041,514
  Other income                                          83,182          7,576
------------------------------------------------------------------------------
Total Revenues                                       9,318,160      6,911,643

Policy Benefits and Expenses:
  Policyholder benefits                              3,917,139      3,684,180
  Policyholder benefits ceded                         (420,054)      (468,570)
------------------------------------------------------------------------------
  Net benefits                                       3,497,085      3,215,610
  Increase in net benefit reserves                     692,030         61,215
  Interest credited on policyholder deposits           204,210        229,063
  Commissions                                        1,106,811        938,770
  General expenses                                   1,554,602      1,262,174
  Interest expense                                     124,575        113,998
  Policy acquisition costs deferred                   (332,815)      (264,217)
  Amortization of deferred policy acquisition
  costs and value of insurance acquired                265,258        295,223
------------------------------------------------------------------------------
Total Policy Benefits and Expenses                   7,111,756      5,851,836
------------------------------------------------------------------------------
Income before Federal Income Tax                     2,206,404      1,059,807
Federal Income Tax Expense                             670,000        238,000
------------------------------------------------------------------------------
Net Income                                           1,536,404        821,807
Dividends on Redeemable Convertible Preferred
Stock                                                    ---          101,200
------------------------------------------------------------------------------
Net Income Applicable to Common Stock              $ 1,536,404    $   720,607
------------------------------------------------------------------------------

Net Income Per Common Share:
  Basic                                                  $0.85          $0.66
  Diluted                                                $0.85          $0.46
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Financial Condition




                                                    June 30        December 31
                                                     1999             1998
------------------------------------------------------------------------------
ASSETS                                                   (Unaudited)

Investments:
Securities available for sale, at fair value:

 Fixed maturities (amortized cost of $72,060,467
 and $75,235,199 in 1999 and 1998, respectively)  $ 72,784,687   $ 77,582,742

 Equity securities (cost of $22,051,976 and
 $14,733,876 in 1999 and 1998, respectively)        26,553,208     17,208,338

Investment real estate                               3,495,789      3,618,698
Mortgage loans on real estate                          161,621        164,757
Policy loans                                         4,033,464      4,034,152
Short-term investments                                 594,805        594,805
------------------------------------------------------------------------------
Total Investments                                  107,623,574    103,203,492

Cash and cash equivalents                            5,949,030      8,301,999
Accrued investment income                            1,345,266      1,263,898
Reinsurance recoverable:
  Paid benefits and losses                              69,156         85,299
  Unpaid benefits, losses and IBNR                   3,385,849      3,379,063
Premiums receivable                                    335,605        407,571
Property and equipment                               1,923,984      1,846,768
Deferred policy acquisition costs                    4,347,812      4,120,215
Value of insurance acquired                          5,696,663      6,135,132
Goodwill                                               491,737        513,325
Other assets                                           471,236        242,361
------------------------------------------------------------------------------
Total Assets                                     $ 131,639,912  $ 129,499,123
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1


               Citizens Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Financial Condition



                                                    June 30,     December 31,
                                                      1999          1998
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY                     (Unaudited)

Liabilities:
Policy liabilities:
  Future policy benefits                         $  78,122,771  $  77,665,183
  Policyholder deposits                             15,973,533     16,323,652
  Policy and contract claims                         1,367,440      1,259,459
  Unearned premiums                                    211,842        208,524
  Other                                                254,416        187,779
------------------------------------------------------------------------------
Total Policy Liabilities                            95,930,002     95,644,597

Notes payable                                        6,255,000      6,510,000
Accrued expenses and other liabilities               2,550,956      3,627,214
Federal income tax payable                             937,363        667,013
Deferred federal income tax                          1,402,043      1,305,018
------------------------------------------------------------------------------
Total Liabilities                                  107,075,364    107,753,842

Commitments and Contingencies

Shareholders' Equity:
  Common stock, 6,000,000 shares authorized;
    1,793,715 and 1,802,615 shares issued and
    outstanding in 1999 and 1998, respectively       1,793,715      1,802,615
  Additional paid-in capital                         8,007,425      8,091,825
  Accumulated other comprehensive income             3,293,223      3,079,616
  Retained earnings                                 11,470,185      8,771,225
------------------------------------------------------------------------------
Total Shareholders' Equity                          24,564,548     21,745,281
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity       $ 131,639,912  $ 129,499,123
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


Six Months Ended June 30                                1999           1998
------------------------------------------------------------------------------

Cash Flows from Operations:
Net income                                         $ 2,698,960    $ 1,681,886
Adjustments to reconcile net income to cash
from operations:
  Increase in benefit reserves                         538,789        295,947
  Increase (decrease) in claim liabilities             107,981       (279,439)
  (Increase) decrease in reinsurance recoverable         9,357         (4,596)
  Interest credited on policyholder deposits           451,561        443,030
  Provision for amortization and depreciation,
  net of deferrals                                     197,938        109,349
  Amortization of premium and accretion of
  discount on securities purchased, net                 83,155         36,508
  Net realized investment gains                     (3,954,078)    (2,069,029)
 (Increase) decrease in accrued investment income      (81,368)        36,657
  Change in other assets and liabilities              (102,987)      (162,529)
  Increase (decrease) in deferred federal
  income tax liability                                 (13,014)        94,425
  Increase in federal income taxes payable             270,350        178,575
------------------------------------------------------------------------------
Net Cash provided by Operations                        206,644        360,784

Cash Flows from Investment Activities:
Cost of securities acquired                        (31,785,122)   (22,575,973)
Investments sold or matured                         32,018,397     21,249,385
Investment management fees and margin interest        (233,349)      (359,396)
Additions to property and equipment, net               (88,719)       (97,206)
Purchase of United Liberty Life Insurance
Company, net of cash acquired                            ---       (3,848,387)
Other investing activities, net                          7,401         56,623
------------------------------------------------------------------------------
Net Cash used in Investment Activities                 (81,392)    (5,574,954)

Cash Flows from Financing Activities:
Policyholder deposits                                 368,808         322,361
Policyholder withdrawals                           (1,170,488)       (947,220)
Brokerage account advances, net                    (1,328,241)      1,702,393
Proceeds from note payable - bank                       ---         3,400,000
Payments on notes payable - bank                     (255,000)       (200,000)
Repurchase of common stock                            (93,300)          ---
Dividends on redeemable convertible preferred
stock                                                   ---          (203,500)
------------------------------------------------------------------------------
Net Cash provided by (used in) Financing
Activities                                         (2,478,221)      4,074,034

------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents          (2,352,969)     (1,140,136)
Cash and Cash Equivalents at Beginning of Period    8,301,999       6,180,576
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $ 5,949,030     $ 5,040,440
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



Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months and six months ended June 30, 1999 and 1998 are as follows:

                                  -------------------------------------------
                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  -------------------------------------------
COMPREHENSIVE INCOME:                1999     1998          1999     1998
-----------------------------------------------------------------------------

  Net Income                    $1,536,404   $821,807   $2,698,960  $1,681,886
  Net  unrealized  gains (losses)
  on securities                   (543,028)   764,175      213,607   1,882,915
-----------------------------------------------------------------------------
  Comprehensive Income           $ 993,376 $1,585,982   $2,912,567  $3,564,801
-----------------------------------------------------------------------------


Note 3 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of June 30, 1999 and 1998, and for the periods then ended is as follows:

Part I; Item 1  (continued)

                              -------------------------------------------
                               Three Months Ended      Six Months Ended
                                   June 30,                June 30,
                              -------------------------------------------
REVENUE:                          1999       1998         1999      1998
-----------------------------------------------------------------------------

  Home Service Life          $ 2,290,329   $2,154,139   $4,427,256  $4,261,451
  Broker Life                  1,533,610    1,399,850    3,087,760   2,523,982
  Preneed Life                 1,022,484      406,528    1,808,055     406,528
  Dental                       1,721,092    1,567,147    3,397,389   3,259,147
  Other Health                   338,403      342,465      653,497     697,372
-----------------------------------------------------------------------------
  Segment Totals               6,905,918    5,870,129   13,373,957  11,148,480
  Net realized investment gains,
  net of expenses              2,412,242    1,041,514    3,954,078   2,069,029
-----------------------------------------------------------------------------
  Total Revenue              $ 9,318,160   $6,911,643  $17,328,035 $13,217,509
-----------------------------------------------------------------------------


Below are the net investment income amounts which are included in the revenue totals above.

                                  -------------------------------------------
                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------------------------------
INVESTMENT INCOME:                   1999       1998         1999      1998
-----------------------------------------------------------------------------

  Home Service Life            $543,509    $506,513    $1,050,478    $974,969
  Broker Life                   680,843     605,609     1,324,446   1,031,331
  Preneed Life                  349,005     214,300       679,012     214,300
  Dental                          8,417       8,010        16,303      15,793
  Other Health                   22,837      23,307        44,267      44,351
-----------------------------------------------------------------------------
  Segment Totals              $1,604,611 $1,357,739    $3,114,506  $2,280,744
-----------------------------------------------------------------------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. The majority of the Company's realized investment gains are generated from investment in equity securities. The equities portfolio has averaged (on a cost basis) approximately $19,500,000 and $14,000,000 during the six months ended June 30, 1999 and 1998, respectively. If these funds had been invested in fixed-maturities yielding 6.5%, realized investment gains would have declined and the six month segment profit totals below would have increased by an additional $372,000 and $286,000 in 1999 and 1998, respectively.

                                  -------------------------------------------
                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                  -------------------------------------------
SEGMENT PROFIT (LOSS):               1999       1998       1999      1998
-----------------------------------------------------------------------------

  Home Service Life               $(10,841)   $74,264       $25,870   $118,792
  Broker Life                       23,180     40,575       195,739     93,755
  Preneed Life                    (122,174)   (47,399)     (301,366)   (47,399)
  Dental                            76,573     80,163       255,265    137,341
  Other Health                     (48,001)   (15,312)      (83,952)   (19,565)
-------------------------------------------------------------------------------
  Segment Totals                   (81,263)   132,291        91,556    282,924
  Net realized investment gains,
  net of expenses                2,412,242  1,041,514     3,954,078  2,069,029
  Interest expense                 124,575    113,998       251,674    192,067
-------------------------------------------------------------------------------
  Income before Federal Income
  Tax                           $2,206,404 $1,059,807    $3,793,960 $2,159,886
-------------------------------------------------------------------------------

Depreciation  and  amortization  amounts below consist of amortization of the
value  of  insurance   acquired,   deferred  policy   acquisition  costs  and
goodwill, along with depreciation expense.

                                  -------------------------------------------
                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                  -------------------------------------------
DEPRECIATION AND AMORTIZATION:       1999       1998       1999      1998
-----------------------------------------------------------------------------

  Home Service Life               $  89,873  $ 156,992  $ 303,176  $ 331,085
  Broker Life                       147,074    133,697    286,283    231,200
  Preneed Life                       87,995     50,095    208,066     50,095
  Dental                             10,218     10,188     23,808     23,990
  Other Health                        8,097      9,322     17,488     17,850
-----------------------------------------------------------------------------
  Segment Totals                  $ 343,257  $ 360,294  $ 838,821  $ 654,220
-----------------------------------------------------------------------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                  -------------------------

                                   June 30,    December 31,
ASSETS:                              1999         1998
------------------------------------------------------------


Home Service Life                $44,783,105   $43,299,037
Broker Life                       55,908,975    55,139,933
Preneed Life                      28,416,465    28,513,188
Dental                               692,274       674,728
Other Health                       1,839,093     1,872,237
------------------------------------------------------------
Segment Totals                   $131,639,91  $129,499,123
------------------------------------------------------------


Note 4 - NET REALIZED CAPITAL GAINS, NET OF EXPENSE

The Company nets certain direct, incremental investment management fees and margin loan interest cost against net realized investment gains and losses presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $296,700 and $527,286 for the six months ended June 30, 1999 and 1998, respectively.



Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Part I;  Item 2 - Management's Discussion and Analysis or Plan of Operations




                             FINANCIAL POSITION


Fixed maturities decreased $3,175,000 based on amortized cost, during the first six months of 1999. Equity securities increased $7,318,000 on a cost basis and increased $9,345,000 on market value basis, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities increased approximately $403,000 during the six months ended June 30, 1999.




                                 OPERATIONS


Net premiums and other considerations increased approximately 15% during the first six months of 1999 compared to the first six months of 1998. This increase is primarily attributable to the acquisition of United Liberty Life Insurance Company (United Liberty) during May 1998, along with approximately 3% growth in the Company's other product lines. Preneed Life premium associated with the United Liberty acquisition generated growth of approximately 12% compared to the prior year. Premium growth for the Company's primary, previously existing products - Broker Life, Dental, and Home Service Life, totaled 5%, 4%, and 2%, respectively. The 37% increase in investment income compared to the first three months of the prior year is also primarily attributable to the United Liberty acquisition.

Total pretax earnings increased approximately 76% to $3,794,000 for the six months ended June 30, 1999, primarily due to an approximate $1,885,000 increase in realized investment gains, net of expenses. Pretax Segment Profit (excluding realized investment gains and interest expense) for the first six months of 1999 was approximately $92,000 compared to $283,000 for the first six months of 1998. This decrease is primarily due to costs associated with expanding the Company's recently acquired Preneed Life segment, somewhat higher Home Service Life mortality, and lower investment income associated with increased positions in the favorable equity markets. In addition, Dental profit margins continue to improve due to a number of profitability initiatives, including selective non-renewal of groups with excessive claim ratios.

The Company's increased earnings has also resulted in a higher effective income tax rate due to a phasing-out of available small-life insurance company deductions and full utilization of previously available non-life insurance net operating loss carryforwards.











                           CASH FLOW AND LIQUIDITY


Cash flow from operations totaled $207,000 for the six months ended June 30, 1999 compared to $361,000 for the same period in the prior year. This change is principally attributable to increased claims and spending associated with business acquired in the prior year.

The $81,000 of cash used in investing activities reflects essentially equivalent purchases and sales of securities during the six months ended June 30, 1999, while the $5,575,000 of cash used in investing activities for the six months ended June 30, 1998 was primarily attributable to the acquisition of United Liberty Life Insurance Company and growth in equity security positions.

The $2,478,000 of cash used in financing activities during the first six months of 1999 is primarily attributable to a decrease in the Company's investment margin account advances, which total $179,000 at June 30, 1999, and somewhat higher annuity withdrawals.




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

The Company has completed an internal assessment of the year 2000 issue and implemented a program to install updated releases or modify its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's two primary insurance administrative systems (Individual and Group) are vendor supplied programs which have been, or are being, modified as part of the ongoing vendor maintenance process. Modification of the Individual insurance system is complete. Vendor modifications to the Group insurance system have been installed and are being tested by the Company. Most of the peripheral, internally developed programs associated with these systems have also been modified, and those remaining are scheduled to be completed by September
30, 1999. The Company's investment accounting and general ledger systems are also vendor supplied programs which have been properly updated. The Company's primary non-IT systems involve building equipment control modules at its home office. The Company has verified these systems are year 2000 compliant.

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


     FORWORD -LOOKING INFORMATION. The Company makes forward-looking statementsfrom time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in this "Management's Discussion and Analysis or Plan of Operations," and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or actual results will not be significantly different from those set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

Part II - Other Information


Item 4.     Submission of Matters to a Vote of Security Holders.

            The 1999 annual meeting of shareholders of the company was held on May 20, 1999. At the meeting:

      a). Eight incumbent directors were re-elected to serve until the 2000 annual meeting of shareholders.
          The names of the incumbent directors and shares of the Company's Class A Stock voted were as follows:

       Candidate                        For          Withheld
       -------------------------    ------------    ------------

       John H. Harralson, Jr.       1,429,273          14,771
       Lane A. Hersman              1,420,573          23,471
       Frank T. Kiley               1,429,273          14,771
       Charles A. Mays              1,404,073          39,971
       Earle V. Powell              1,429,273          14,771
       Thomas G. Ward               1,429,273          14,771
       Darrell R. Wells             1,429,273          14,771
       Margaret A. Wells            1,429,098          14,946


      b). The Citizens Financial Corporation 1999 Stock Option Plan, as described in the Proxy Statement for the meeting, was adopted with 1,439,213 votes for adoption; 1,345 votes against; and 3,486 votes withheld.



Item 6.  Exhibits and Reports on Form 8-K.

      a). Exhibit 11.  Statement re: computation of per share earnings.
          Exhibit 27.  Financial Data Schedule.


      b). none


                                 SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CITIZENS FINANCIAL CORPORATION

                               BY:    /S/ Darrell R. Wells
                                     -------------------------------------
                                     Darrell R. Wells
                                     President and Chief Executive
                                     Officer

                               BY:    /S/ Brent L. Nemec
                                     -------------------------------------
                                     Brent L. Nemec
                                     Treasurer and Principal Accounting
                                     Officer

Date:  August 11, 1999

                               EXHIBIT INDEX



----------------------------------------------------------------
 Exhibit No.                     Description
----------------------------------------------------------------

      11       Statement re: computation of per share earnings

      27       Financial Data Schedule (electronic filing only)

                                 EXHIBIT 11

               Citizens Financial Corporation and Subsidiaries
                      Computation of Per Share Earnings
                                 (Unaudited)





Six Months Ended June 30                                  1999           1998
------------------------------------------------------------------------------

Numerator:
  Diluted:  Net income                              $2,698,960     $1,681,886
  Less: Preferred stock dividends                       ---          (202,950)
------------------------------------------------------------------------------
  Basic: Net income applicable to common stock      $2,698,960     $1,478,936
------------------------------------------------------------------------------

Denominator:
  Basic: Weighted average common shares              1,799,116      1,076,670
  Plus: Assumed conversion of preferred
        stock                                           ----         (202,950)
------------------------------------------------------------------------------
  Diluted:  Weighted average shares assuming
  preferred conversion                               1,799,116      1,816,029
------------------------------------------------------------------------------

Basic Earnings Per Share                                 $1.50          $1.37

Diluted Earnings Per Share                               $1.50          $0.93





Three Months Ended June 30                                1999           1998
------------------------------------------------------------------------------

Numerator:
  Diluted:  Net income                              $1,536,404       $821,807
  Less: Preferred stock dividends                       ---          (101,200)
------------------------------------------------------------------------------
  Basic: Net income applicable to common stock      $1,536,404       $720,607
------------------------------------------------------------------------------

Denominator:
  Basic: Weighted average common shares              1,797,804      1,077,714
         Plus: Assumed conversion of preferred
stock                                                      ---        738,725
------------------------------------------------------------------------------
  Diluted:  Weighted average shares assuming
preferred conversion                                 1,797,804      1,816,439
------------------------------------------------------------------------------

Basic Earnings Per Share                                 $0.85          $0.66

Diluted Earnings Per Share                               $0.85          $0.46