Form 10QSB
period 1999-09-30
CITIZENS FINANCIAL CORP /KY/
filed 1999-11-12
CIK 887136

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999

                                     or

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



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes  X   No  ___


                    APPLICABLE ONLY TO CORPORATE ISSURERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: Class A Stock - 1,786,515 as of November 9, 1999.

Transitional Small Business Disclosure Format (Check one):Yes___  No  X

The date of this Report is November 10, 1999.

=============================================================================

Part I - Financial Information;  Item 1 - Financial Statements




               Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


Nine Months Ended September 30                            1999           1998
------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations               $ 16,244,717  $  14,332,477
  Premiums ceded                                      (752,182)      (740,462)
------------------------------------------------------------------------------
    Net premiums earned                             15,492,535     13,592,015
  Net investment income                              4,400,131      3,832,777
  Net realized investment gains, net of expenses     5,666,355      2,532,217
  Other income                                         119,301         21,397
------------------------------------------------------------------------------
Total Revenues                                      25,678,322     19,978,406

Policy Benefits and Expenses:
  Policyholder benefits                             11,584,806     10,113,702
  Policyholder benefits ceded                         (854,488)      (835,182)
------------------------------------------------------------------------------
    Net benefits                                    10,730,318      9,278,520
  Increase in net benefit reserves                   1,237,198        485,239
  Interest credited on policyholder deposits           654,250        637,091
  Commissions                                        3,195,726      2,829,055
  General expenses                                   4,210,336      3,658,552
  Interest expense                                     379,112        335,933
  Policy acquisition costs deferred                 (1,052,956)      (725,246)
  Amortization of deferred policy acquisition
    costs and value of insurance acquired            1,077,431        944,779
------------------------------------------------------------------------------
Total Policy Benefits and Expenses                  20,431,415     17,443,923
------------------------------------------------------------------------------
Income before Federal Income Tax                     5,246,907      2,534,483
Federal Income Tax Expense                           1,400,000        494,000
------------------------------------------------------------------------------
Net Income                                           3,846,907      2,040,483
Dividends on Redeemable Convertible Preferred
Stock                                                      ---        279,650
------------------------------------------------------------------------------
Net Income Applicable to Common Stock             $  3,846,907   $  1,760,833
------------------------------------------------------------------------------

Net Income Per Common Share:
  Basic                                                  $2.14          $1.54
  Diluted                                                $2.14          $1.12
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


Three Months Ended September 30                           1999           1998
------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations                $ 5,621,118    $ 5,020,409
  Premiums ceded                                      (292,944)      (287,876)
------------------------------------------------------------------------------
    Net premiums earned                              5,328,174      4,732,533
  Net investment income                              1,285,625      1,552,033
  Net realized investment gains, net of expenses     1,712,277        463,188
  Other income                                          24,211         13,143
------------------------------------------------------------------------------
Total Revenues                                       8,350,287      6,760,897

Policy Benefits and Expenses:
  Policyholder benefits                              3,620,233      3,697,136
  Policyholder benefits ceded                         (221,894)      (260,387)
------------------------------------------------------------------------------
    Net benefits                                     3,398,339      3,436,749
  Increase in net benefit reserves                     670,893        159,178
  Interest credited on policyholder deposits           202,689        194,061
  Commissions                                        1,094,290        922,467
  General expenses                                   1,421,154      1,289,652
  Interest expense                                     127,438        143,866
  Policy acquisition costs deferred                   (412,073)      (180,375)
  Amortization of deferred policy acquisition
    costs and value of insurance acquired              394,610        420,702
------------------------------------------------------------------------------
Total Policy Benefits and Expenses                   6,897,340      6,386,300
------------------------------------------------------------------------------
Income before Federal Income Tax                     1,452,947        374,597
Federal Income Tax Expense                             305,000         16,000
------------------------------------------------------------------------------
Net Income                                           1,147,947        358,597
Dividends on Redeemable Convertible Preferred
Stock                                                      ---         76,700
------------------------------------------------------------------------------
Net Income Applicable to Common Stock              $ 1,147,947    $   281,897
------------------------------------------------------------------------------

Net Income Per Common Share:
  Basic                                                  $0.64          $0.22
  Diluted                                                $0.64          $0.20
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Financial Condition





                                                  September 30,  December 31,
                                                          1999         1998
------------------------------------------------------------------------------
ASSETS                                               (Unaudited)

Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost of
    $69,142,555 and $75,235,199 in 1999 and 1998,
    respectively)                                $  70,005,349  $  77,582,742
    Equity securities (cost of $21,709,891 and
    $14,733,876 in 1999 and 1998, respectively)     23,662,083     17,208,338
  Investment real estate                             3,411,771      3,618,698
  Mortgage loans on real estate                        160,537        164,757
  Policy loans                                       4,026,377      4,034,152
  Short-term investments                               594,805        594,805
------------------------------------------------------------------------------
Total Investments                                  101,860,922    103,203,492

Cash and cash equivalents                           12,848,460      8,301,999
Accrued investment income                            1,276,748      1,263,898
Reinsurance recoverable:
  Paid benefits and losses                              65,865         85,299
  Unpaid benefits, losses and IBNR                   3,242,551      3,379,063
Premiums receivable                                    415,109        407,571
Property and equipment                               2,068,939      1,846,768
Deferred policy acquisition costs                    4,614,506      4,120,215
Value of insurance acquired                          5,471,990      6,135,132
Goodwill                                               480,942        513,325
Other assets                                           305,728        242,361
------------------------------------------------------------------------------
Total Assets                                     $ 132,651,760  $ 129,499,123
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Financial Condition






                                                    September 30,  December 31,
                                                            1999          1998
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                 (Unaudited)

Liabilities:
Policy liabilities:
  Future policy benefits                         $  78,776,970  $  77,665,183
  Policyholder deposits                             15,978,396     16,323,652
  Policy and contract claims                         1,040,435      1,259,459
  Unearned premiums                                    181,723        208,524
  Other                                                239,790        187,779
------------------------------------------------------------------------------
Total Policy Liabilities                            96,217,314     95,644,597

Notes payable                                        6,127,500      6,510,000
Accrued expenses and other liabilities               5,093,389      3,627,214
Federal income tax payable                             608,922        667,013
Deferred federal income tax                            497,702      1,305,018
------------------------------------------------------------------------------
Total Liabilities                                  108,544,827    107,753,842

Commitments and Contingencies

Shareholders' Equity:
  Common stock, 6,000,000 shares authorized;
    1,788,115 and 1,802,615 shares issued and
    outstanding in 1999 and 1998, respectively       1,788,115      1,802,615
  Additional paid-in capital                         7,948,625      8,091,825
  Accumulated other comprehensive income             1,752,061      3,079,616
  Retained earnings                                 12,618,132      8,771,225
------------------------------------------------------------------------------
Total Shareholders' Equity                          24,106,933     21,745,281
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity       $ 132,651,760  $ 129,499,123
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


Nine Months Ended September 30                            1999           1998
------------------------------------------------------------------------------

Cash Flows from Operations:
Net income                                         $ 3,846,907    $ 2,040,483
Adjustments to reconcile net income to cash
from operations:
  Increase in benefit reserves                       1,196,450        503,910
  Decrease in claim liabilities                       (219,022)      (195,683)
 (Increase) decrease in reinsurance recoverable        155,946        (45,293)
  Interest credited on policyholder deposits           654,250        637,091
  Provision for amortization and depreciation,
  net of deferrals                                     258,477        425,798
  Amortization of premium and accretion of
  discount on securities purchased, net                113,459         72,600
  Net realized investment gains                     (5,666,355)    (2,532,217)
 (Increase) decrease in accrued investment
  income                                               (12,850)        64,858
  Change in other assets and liabilities               194,086       (178,658)
  Decrease in deferred federal income tax
  liability                                           (123,424)      (287,979)
  Increase (decrease) in federal income taxes
  payable                                              (58,091)       486,980
------------------------------------------------------------------------------
Net Cash provided by Operations                        339,833        991,890

Cash Flows from Investment Activities:
Cost of securities acquired                        (57,021,695)   (28,546,723)
Investments sold or matured                         62,160,723     30,870,497
Investment management fees and margin interest        (248,603)      (396,369)
Additions to property and equipment, net              (216,863)      (132,611)
Purchase of United Liberty Life Insurance
Company,net of cash acquired                               ---     (3,787,613)
Other investing activities, net                            302         37,249
------------------------------------------------------------------------------
Net Cash provided by (used in) Investment
Activities                                           4,673,864     (1,955,570)

Cash Flows from Financing Activities:
Policyholder deposits                                 571,832         543,575
Policyholder withdrawals                           (1,571,338)     (1,415,916)
Brokerage account advances, net                     1,072,470        (144,454)
Proceeds from note payable - bank                         ---       3,400,000
Payments on notes payable - bank                     (382,500)       (300,000)
Common stock issuance                                     ---          45,000
Repurchase of common stock                           (157,700)            ---
Preferred stock redemption                                ---        (169,139)
Dividends on redeemable convertible preferred
stock                                                     ---        (279,650)
------------------------------------------------------------------------------
Net Cash provided by (used in) Financing
Activities                                           (467,236)      1,679,416

------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents           4,546,461         715,736
Cash and Cash Equivalents at Beginning of Period    8,301,999       6,180,576
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period       $ 12,848,460     $ 6,896,312
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



Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months and nine months ended September 30, 1999 and 1998 are as follows:

                              ------------------------------------------------
                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                              ------------------------------------------------
COMPREHENSIVE INCOME:            1999        1998        1999        1998
------------------------------------------------------------------------------

  Net Income                 $1,147,947     $358,597    $3,846,907 $2,040,483
  Net unrealized  losses
  on securities              (1,541,162)  (2,584,460)   (1,327,555)  (701,545)
------------------------------------------------------------------------------
  Comprehensive Income (Loss) $(393,215) $(2,225,863)   $2,519,352 $1,338,938
------------------------------------------------------------------------------


Note 3 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of September 30, 1999 and 1998, and for the periods then ended is as follows:

Part I; Item 1  (continued)

                               ------------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                               ------------------------------------------------
REVENUE:                          1999        1998        1999        1998
-------------------------------------------------------------------------------

  Home Service Life          $ 2,116,250 $ 2,111,972 $ 6,543,506 $ 6,373,423
  Broker Life                  1,394,076   1,557,583   4,481,836   4,081,565
  Preneed Life                   934,973     739,994   2,743,028   1,146,522
  Dental                       1,842,930   1,564,523   5,240,319   4,823,670
  Other Health                   349,781     323,637   1,003,278   1,021,009
-------------------------------------------------------------------------------
  Segment Totals               6,638,010   6,297,709  20,011,967  17,446,189
  Realized investment gains,
  net of expenses              1,712,277     463,188   5,666,355   2,532,217
-------------------------------------------------------------------------------
  Total Revenue              $ 8,350,287 $ 6,760,897 $25,678,322 $19,978,406
-------------------------------------------------------------------------------


Below are the net investment income amounts which are included in the revenue totals above.

                             ------------------------------------------------
                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                             ------------------------------------------------
INVESTMENT INCOME:              1999        1998        1999        1998
-----------------------------------------------------------------------------

  Home Service Life         $  436,156  $  474,839  $1,486,634 $ 1,449,808
  Broker Life                  549,510     661,817   1,873,956   1,693,148
  Preneed Life                 273,485     388,952     952,497     603,252
  Dental                         5,973       6,627      22,276      22,420
  Other Health                  20,501      19,798      64,768      64,149
-----------------------------------------------------------------------------
  Segment Totals            $1,285,625  $1,552,033  $4,400,131  $3,832,777
-----------------------------------------------------------------------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. The majority of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio has averaged (on a cost basis) approximately $20,313,000 and $14,452,000 during the nine months ended September 30, 1999 and 1998, respectively. If these funds had been invested in fixed-maturities yielding 6.5%, realized investment gains would have declined and the nine month segment profit totals below would have increased by an additional $564,000 and $407,000 in 1999 and 1998, respectively. Investment income was also reduced in the third quarter of 1999 due to the accumulation of additional cash and short-term investment positions in anticipation of potential interest rate increases.

                               ------------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                               ------------------------------------------------
SEGMENT PROFIT (LOSS):            1999        1998        1999        1998
-------------------------------------------------------------------------------

  Home Service Life            $ 116,530   $ (50,982)   $142,400    $ 67,810
  Broker Life                   (182,334)    118,925      13,405     212,680
  Preneed Life                  (209,313)   (114,461)   (510,679)   (161,860)
  Dental                         149,847      57,811     405,112     195,152
  Other Health                    (6,622)     43,982     (90,574)     24,417
-------------------------------------------------------------------------------
  Segment Totals                (131,892)     55,275     (40,336)    338,199
  Realized investment gains,
  net of expenses              1,712,277     463,188   5,666,355   2,532,217
  Interest expense               127,438     143,866     379,112     335,933
-------------------------------------------------------------------------------
  Income before Federal
  Income Tax                  $1,452,947    $374,597  $5,246,907  $2,534,483
-------------------------------------------------------------------------------

Depreciation  and  amortization  amounts below consist of amortization of the
value  of  insurance   acquired,   deferred  policy   acquisition  costs  and
goodwill, along with depreciation expense.

                                ------------------------------------------------
                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ------------------------------------------------
DEPRECIATION AND AMORTIZATION:     1999        1998        1999        1998
--------------------------------------------------------------------------------

  Home Service Life             $ 172,362   $ 178,509   $ 475,538   $ 509,594
  Broker Life                     196,253     248,770     482,536     479,970
  Preneed Life                     81,623      47,528     289,689      97,623
  Dental                           12,733      13,032      36,541      37,022
  Other Health                     14,322      14,485      31,810      32,335
--------------------------------------------------------------------------------
  Segment Totals                $ 477,293   $ 502,324  $1,316,114 $ 1,156,544
--------------------------------------------------------------------------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                           ------------------------------
                             September 30,  December 31,
ASSETS:                             1999           1998
---------------------------------------------------------


Home Service Life              $45,279,655   $43,299,037
Broker Life                     56,506,798    55,139,933
Preneed Life                    28,226,112    28,513,188
Dental                             652,078       674,728
Other Health                     1,987,117     1,872,237
---------------------------------------------------------
Segment Totals                 $132,651,76  $129,499,123
---------------------------------------------------------


Note 4 - NET REALIZED CAPITAL GAINS, NET OF EXPENSE

The Company nets certain direct, incremental investment management fees and margin loan interest cost against net realized investment gains and losses presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $304,900 and $93,018 for the nine months ended September 30, 1999 and 1998, respectively.



Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Note 6 - SUBSEQUENT EVENT

On October 14, 1999, the Company acquired all of the stock of Kentucky Insurance Company (KIC) for $3.5 million. $2.5 million of the purchase price was funded through additional bank borrowings at the prime rate, with the balance funded internally. KIC is licensed as a property and casualty insurance company in four states and has approximately $3.2 million of statutory capital and surplus; however, it currently has no insurance operations.

Part I;  Item 2 - Management's Discussion and Analysis or Plan of Operations



FINANCIAL POSITION. Fixed maturities decreased $6,093,000 based on amortized cost, during the first nine months of 1999. Equity securities increased $6,976,000 on a cost basis and increased $6,454,000 on market value basis, during the same period. Gross unrealized appreciation for available-for-sale fixed maturities and equity securities decreased approximately $2,007,000 during the nine months ended September 30, 1999.


OPERATIONS. Net premiums and other considerations increased approximately 14% during the first nine months of 1999 compared to the first nine months of 1998. This increase is primarily attributable to the acquisition of United Liberty Life Insurance Company (United Liberty) during May 1998, along with approximately 4% growth in the Company's other product lines. Preneed Life premium earned after the United Liberty acquisition accounted for approximately 9% of the overall growth, while Dental and Home Service
Life increases accounted for 3% and 1% of the remaining growth, respectively. The 15% increase in investment income compared to the first nine months of the prior year is also primarily attributable to the United Liberty acquisition.

Total pretax earnings increased approximately 107% to $5,247,000 for the nine months ended September 30, 1999, primarily due to an approximate $3,134,000 increase in realized investment gains, net of expenses. Pretax Segment Profit (excluding realized investment gains and interest expense) for the first nine months of 1999 was approximately $(40,000) compared to $338,000 for the first nine months of 1998. This decrease is primarily due to lower investment income associated with increased positions in the favorable equity markets, larger cash and short-term positions in the investment portfolio, and costs associated with expanding the Company's recently acquired Preneed Life segment. Dental profit margins continue to improve due to a number of sales and profitability initiatives, including selective non-renewal of groups with excessive claim ratios. Improvements in Home Service Life mortality during 1999 were exceeded by adverse Broker Life mortality. The Company also incurred approximately $50,000 of additional net costs associated with a commercial property management initiative.

The Company's increased earnings has also resulted in a higher effective income tax rate due to a phasing-out of available small-life insurance company deductions and full utilization of previously available non-life insurance net operating loss carryforwards.


CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $340,000 for the nine months ended September 30, 1999 compared to $992,000 for the same period in the prior year. This change is principally attributable to higher levels of income taxes paid for the current year. The $4,674,000 of cash provided by investing activities for the nine months ended September 30, 1999 reflects liquidation of certain fixed maturity positions as a hedge against possible interest rate increases, while the $1,956,000 of cash used in investing activities for the nine months ended September 30, 1998 was primarily attributable to the acquisition of United Liberty Life Insurance Company and growth in equity security positions. The $467,000 of cash used in financing activities during the first nine months of 1999 is primarily attributable to annuity and Universal Life account withdrawals net of an increase in the Company's investment margin account advances, which total $2,580,000 at September 30, 1999.


YEAR 2000 ISSUE. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs could fail to properly distinguish between dates in the 1900's and 2000's. This could cause system failures or miscalculations, creating disruption of operations, including, among other things, a temporary inability to process insurance transactions, conduct banking activities, or engage in other normal business activities. Also, some systems and equipment that are not typically thought of as "computer-related" ("non-IT") contain embedded hardware or software that may not perform properly after 1999.

The Company has completed an internal assessment of the year 2000 issue and implemented a program to install updated releases or modify its software so that its computer systems will function properly with respect to dates in

Part I;  Item 2 - Management's Discussion and Analysis or Plan of Operations



the year 2000 and thereafter. The Company's two primary insurance administrative systems (Individual and Group) are vendor supplied programs which have been modified as part of the ongoing vendor maintenance process. The peripheral, internally developed programs associated with these systems have also been modified. The Company's investment accounting and general ledger systems are also vendor supplied programs which have been properly updated. The Company's primary non-IT systems involve building equipment control modules at its home office. The Company has verified these systems are year 2000 compliant.

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

The total year 2000 project cost was approximately $100,000, which is primarily internal salary cost for testing and modifying peripheral programs associated with the Individual and Group insurance systems. These costs have been expensed. The direct cost of modifying the Individual and Group system vendor programs is included in annual maintenance fees which total approximately $25,000.

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the year 2000 issue. Portfolio diversification reduces the overall risk. Although the Company believes its critical systems are compliant, there is no guarantee disruptions will not occur. Specifically, from year 2000 problems, the
Company could experience an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets and operating cash accounts, accurately maintain policyholder information, accurately maintain accounting records, issue new policies and/or perform adequate customer service. While the Company believes the occurrence of such a situation is unlikely, a possible worst case scenario might include one or more of the Company's significant insurance systems being non-compliant. Such an event could result in a material disruption to the Company's operations. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and liquidity and ultimately on its financial position. With respect to contingency plans, if unforeseen problems arise, the Company will utilize supplemental manual and personal computer-based processing procedures. Regarding third-party systems, the Company is continuing to monitor their compliance and has received no formal notification of critical non-compliant systems.

FORWARD-LOOKING INFORMATION. The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in this "Management's Discussion and Analysis or Plan of Operations," and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, may be deemed to be forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to potential fluctuations in the Company's operating results as a result of: general economic conditions; investment activities, including volatility in the equity markets; year 2000 risks; competitive factors, including pricing pressures, technological developments, and product innovations; and changes in federal and state laws and regulations, including changes in financial services industry regulations or tax laws. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or actual results will not be significantly different from those set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

Part II - Other Information




Item 6.  Exhibits and Reports on Form 8-K.

      a). Exhibit 10.10 Citizens Financial Corporation 1999 Stock Option
                        Plan (filed as Appendix A to the Board of Directors' Proxy Statement for the May 20, 1999 Annual Meeting of Shareholders, filed April 22, 1999)

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

Date:  November 10, 1999

                               EXHIBIT INDEX



----------------------------------------------------------------
 Exhibit No.                     Description
----------------------------------------------------------------

      11       Statement re: computation of per share earnings

      27       Financial Data Schedule (electronic filing only)

                               EXHIBIT 11

               Citizens Financial Corporation and Subsidiaries
                      Computation of Per Share Earnings
                                 (Unaudited)





Nine Months Ended September 30                            1999           1998
------------------------------------------------------------------------------

Numerator:
  Diluted:  Net income                              $3,846,907     $2,040,483
         Less: Preferred stock dividends                   ---       (279,650)
------------------------------------------------------------------------------
  Basic: Net income applicable to common stock      $3,846,907     $1,760,833
------------------------------------------------------------------------------

Denominator:
  Basic: Weighted average common shares              1,796,355      1,139,838
         Plus: Assumed conversion of preferred
         stock                                             ---        675,495
------------------------------------------------------------------------------
  Diluted:  Weighted average shares assuming
  preferred conversion                                1,796,355     1,815,333
------------------------------------------------------------------------------

Basic Earnings Per Share                                  $2.14         $1.54

Diluted Earnings Per Share                                $2.14         $1.12





Three Months Ended September 30                           1999           1998
------------------------------------------------------------------------------

Numerator:
  Diluted:  Net income                              $1,147,947       $358,597
            Less: Preferred stock dividends                ---        (76,700)
------------------------------------------------------------------------------
  Basic: Net income applicable to common stock      $1,147,947       $281,897
------------------------------------------------------------------------------

Denominator:
  Basic: Weighted average common shares              1,790,924      1,264,115
         Plus: Assumed conversion of preferred
         stock                                             ---        549,848
------------------------------------------------------------------------------
  Diluted:  Weighted average shares assuming
            preferred conversion                     1,790,924      1,813,963
------------------------------------------------------------------------------

Basic Earnings Per Share                                  $0.64          $0.22

Diluted Earnings Per Share                                $0.64          $0.20