Form 10KSB
period 1999-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2000-03-29
CIK 887136

================================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended DECEMBER 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $36,263,112.

State   the   aggregate   market   value  of  the   common   equity   held  by
non-affiliates: $8,990,650 (based on a $12.50 per share quoted bid price on March 27, 2000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,762,715 shares of Class A stock as of March 27, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer's Board of Director's Proxy Statement for the Annual Meeting of Shareholders now scheduled for May 25, 2000 are incorporated into
Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):   Yes
No  X

The date of this Report is March 29, 2000.

==============================================================================

                                   CONTENTS


                                    PART I


                                                                          Page

ITEM   1.  DESCRIPTION OF BUSINESS.......................................   3
ITEM   2.  DESCRIPTION OF PROPERTY.......................................  10
ITEM   3.  LEGAL PROCEEDINGS.............................................  10
ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS .................................................  10


                                   PARTII

ITEM   5.  MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS .............................  10
ITEM   6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS ......................................  12
ITEM   7.  FINANCIAL STATEMENTS..........................................  25
ITEM   8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE .....................  46


                                   PART III

ITEM   9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .......  46
ITEM  10. EXECUTIVE COMPENSATION ........................................  46
ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT ...................................  46
ITEM  12. CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS ............................................  46
ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K ..............................  47
SIGNATURES ..............................................................  48
EXHIBIT INDEX ...........................................................  49


This report contains projections and other forward-looking statements regarding future events or the future financial performance of the Company. Actual events and results may differ materially from those in the projections and other forward-looking statements set forth herein. Among the important factors that could cause actual events or results to differ materially from those in the projections and other forward-looking statements are general economic conditions , including interest rate changes and stock market performance; the Company's ability to achieve operating effciencies; customer response to marketing efforts ; mortality and morbidity trends; changes in Federal tax law; competition; regulatory changes; actions of independent rating agencies, and unaticipated litigation. Readers are referred to the Items 1,6 and 7 in this report and to the Company Report on Financial Statements in the Company's Annual Report for a discussion of these and other important risk factors concerning the Company and its operations.

                                    PART I
                       ITEM 1.  DESCRIPTION OF BUSINESS


General

Citizens Financial Corporation (herein, the "Company" or the "Registrant") was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company ("Citizens Security") for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly-owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance, annuities, and accident and health insurance through Citizens Security and United Liberty Life Insurance Company ("United Liberty") (herein collectively, the "Life Insurance Subsidiaries"). On October 14, 1999, the Company acquired Kentucky Insurance Company ("Kentucky Insurance"), which is licensed as a property and casualty insurer in four states. Kentucky Insurance is planning to offer home service fire and casualty insurance coverage; however, it currently has no business inforce. The Life Insurance Subsidiaries and Kentucky Insurance are herein collectively referred to as the "Insurance Subsidiaries".

Citizens Security was incorporated in Kentucky and commenced business in 1965. In 1971, Citizens Security acquired Central Investors Life Insurance Company by merger. In 1987, it purchased the stock of Old South Life Insurance Company ("Old South"). In 1992, Old South merged into Citizens Security. In 1995, the Company and Citizens Security purchased substantially all of the stock of Integrity National Life Insurance Company ("Integrity") and merged it into Citizens Security. On May 12, 1998, Citizens Security purchased all of the outstanding shares of United Liberty. See Item 6. "Management's Discussion and Analysis or Plan of Operations" and Item 7, Note 2 of the Notes to Consolidated Financial Statements for a description of this acquisition. The Life Insurance Subsidiaries are currently licensed to transact the business of life insurance, annuities, and accident and health insurance. Citizens Security is licensed in twenty states and the District of Columbia while United Liberty is licensed in twenty-three states.


Insurance Operations

The Company, through its Life Insurance Subsidiaries, operates in five segments -- 1) home service life insurance, 2) broker-sold life insurance and annuities, 3) preneed life insurance, 4) dental insurance, and 5) other health and accident insurance. The home service and preneed life segments provide individual coverages; the dental segment provides group coverages; while the broker life and other health segments include individual and group insurance coverages. The following table presents each business segment's revenue; pretax income or loss excluding realized investment gains and interest expense; and ending assets for each of the last three fiscal years. Additional segment information is contained in Item 6, "Management's Discussion and Analysis or Plan of Operations" and in Item 7, Note 11 of the Notes to Consolidated Financial Statements.

Segment Revenue, Profit or Loss, and Assets:

Year Ended December 31                     1999         1998          1997
----------------------------------------------------------------------------
Revenue:
  Home Service Life                 $ 8,745,144   $ 8,315,665   $ 8,322,333
  Broker Life                         6,003,025     5,341,104     4,482,486
  Preneed Life                        3,614,758     2,099,584           ---
  Dental                              7,141,409     6,435,680     7,218,575
  Other Health                        1,383,437     1,409,483     1,485,301
----------------------------------------------------------------------------
  Segment Totals                     26,887,773    23,601,516    21,508,695
  Net  realized   investment  gains,
  net of expenses                     9,375,339     3,675,489     2,193,148
----------------------------------------------------------------------------
  Total Revenue                     $36,263,112   $27,277,005   $23,701,843
----------------------------------------------------------------------------

Year Ended December 31                     1999        1998          1997
----------------------------------------------------------------------------
Segment Profit (Loss):
  Home Service Life                 $   312,703   $  211,713     $   97,098
  Broker Life                           150,317      254,189        100,655
  Preneed Life                         (993,560)      15,325            ---
  Dental                                436,587      295,038        214,495
  Other Health                          (64,524)      90,174        206,591
----------------------------------------------------------------------------
  Segment Totals                       (158,477)     866,439        618,839
  Net  realized   investment  gains,
  net of expenses                     9,375,339    3,675,489      2,193,148
  Interest expense                      553,017      468,268        341,275
----------------------------------------------------------------------------
  Income before Income Tax          $ 8,663,845  $ 4,073,660    $ 2,470,712
----------------------------------------------------------------------------


December 31                                  1999         1998          1997
----------------------------------------------------------------------------

Assets:
  Home Service Life                  $ 47,347,032  $43,299,037   $42,944,975
  Broker Life                          57,958,271   52,783,159    39,165,663
  Preneed Life                         29,754,353   30,869,962           ---
  Dental                                  913,939      674,728       699,382
  Other Health                          2,006,435    1,872,237     1,939,822
----------------------------------------------------------------------------
  Total Assets                       $137,980,030  $129,499,123  $84,749,842
----------------------------------------------------------------------------


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

Broker Life. The Broker Life segment offers traditional whole life insurance; universal life insurance, which provides policyholders with permanent life insurance and adjustable rates of return on the cash value element of policy premiums, based upon current interest rates; annuities; group life; accidental death and dismemberment; and dependent life insurance. The majority of Broker Life sales consist of whole life graded death benefit and simplified issue policies.


The graded death benefit policy, introduced in the second quarter of 1997, returns premium plus interest compounded at an annual rate of 10% if the insured dies of natural causes during the first three years the policy is in force. After three years, and during the first three years if the insured dies of an accidental cause, the benefit payable is the face amount of the policy. The simplified issue product provides full face amount coverage from date of issue, is more extensively underwritten and carries lower premium rates than the graded death benefit product. This product was introduced in the third quarter of 1997. These products are targeted towards the "final expense market".

Generally, traditional whole life insurance products are more profitable than universal life policies, in part because investment margins are normally greater for traditional whole life products than for universal life policies. Overall profitability on universal life policies may decline as a result of downward interest crediting rate adjustments to the extent that policyholders withdraw funds to invest in higher-yielding financial products. The profitability of traditional whole life products and universal life policies is also dependent upon the ultimate underwriting experience and the realization of anticipated unit administrative costs. The Company believes that the historical claims experience for the traditional whole life and universal life products issued by the Life Insurance Subsidiaries has been within expected ranges, in relation to the mortality assumptions used to price the products.

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

The  following  table  provides  information  concerning  the  Life  Insurance
Subsidiaries'   volume  of  life   insurance   coverage  in  force   excluding
participation in group underwriting pools for federal employees (FEGLI) and service personnel (SGLI) for each of the last three fiscal years.

Year Ended December 31
(Dollars in Thousands)                     1999          1998           1997
----------------------------------------------------------------------------
In force at beginning of period1       $757,571      $680,664       $712,581
Acquired business of United Liberty         ---        88,107            ---
New business issued during period:
   Individual                            84,640        65,860         61,519
   Group                                  7,170         4,026          3,755
----------------------------------------------------------------------------
    Total                              $ 91,810      $ 69,886       $ 65,274
----------------------------------------------------------------------------
Terminations during period             $ 83,941      $ 81,086       $ 97,191
Termination rate2                        11.70%        10.80%         13.64%
In force at end of period1:
   Individual                           605,309       590,467        507,381
   Group                                160,131       167,104        173,283
----------------------------------------------------------------------------
    Total                              $765,440      $757,571       $680,664
----------------------------------------------------------------------------
Net reinsurance ceded at end of
period                                 $119,001      $122,993       $115,218

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

Other Health Insurance. Other Health products include individual accident and health insurance policies, which provide coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment. Group health plans are also offered, providing coverage for short and long-term disability, and income protection. The Company is not allocating significant marketing resources to this segment.

Marketing. The Life Insurance Subsidiaries are currently licensed to sell products in 29 states and the District of Columbia. Citizens Security and United Liberty are both licensed in the states designated below with a "b" while only Citizens Security is licensed in the states designated "c" and only United Liberty in the states designated "u".

  b Alabama               b  Indiana        u Nebraska        u Oregon
  u Arizona               u  Kansas         u Nevada          c Pennsylvania
  b Arkansas              b  Kentucky       c New Jersey      b South Carolina
  u Colorado              b  Louisiana      u New Mexico      b Tennessee
  c Delaware              b  Maryland       c North Carolina  b Texas
  c District of Columbia  b  Mississippi    u Oklahoma        u Utah
  b Florida               b  Missouri       b Ohio            c Virginia
  c Georgia                                                   b West Virginia


The Life Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 2,400 sales representatives are licensed as independent agents for the Life Insurance Subsidiaries. The majority of these agents also represent other insurers.
Approximately 350 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 120 agents specialize in the preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

The Life Insurance Subsidiaries furnish rate material, brochures, applications, and other pertinent sales material, at no expense to the agents. The agents are responsible for complying with state licensing laws and any related appointment fees. Agents are compensated by commissions. The Life Insurance Subsidiaries have agent commission arrangements that are generally intended to provide competitive incentives for agents to increase their production of new insurance and to promote continued renewals of in-force insurance. Historically, these incentives have frequently involved awards, overrides, and compensation scales that escalate according to achievement levels for newly-issued business and that provide additional payments for renewal business.

Underwriting. The Life Insurance Subsidiaries follow underwriting procedures designed to assess and quantify insurance risks before issuing life and health insurance policies to individuals and members of groups. Such procedures require medical examinations (including blood tests, where permitted) of applicants for certain policies of health insurance and for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant's age and vary by policy type. The Life Insurance Subsidiaries also rely upon medical records and upon each applicant's written application for insurance, which is generally prepared under the supervision of a trained agent. In issuing health insurance, information from the application and, in some cases, inspection reports, physician statements, or medical examinations are used to determine whether a policy should be issued as applied for, issued with reduced coverage under a health rider, or rejected.

Acquired Immunodeficiency Syndrome ("AIDS") claims identified to date, as a percentage of total claims, have not been significant for the Life Insurance Subsidiaries. Evaluating the impact of future AIDS claims under health and life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus, uncertainty as to the speed at which the AIDS virus has and may spread through the general population, and advancements in medical treatment options. The Life Insurance Subsidiaries have implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

Investments. The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Life Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. Where deemed appropriate, the Life Insurance Subsidiaries will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). The Life Insurance Subsidiaries' non-investment grade bonds, based on reported fair values, represented 5.6% of the Company's cash and invested assets as of December 31, 1999. Citizens Security has maintained substantial investments in equity securities in order to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Life Insurance Subsidiaries. Mortgage loans, federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2. "Description of Property," represented approximately 3.9% of cash and invested assets as of December 31, 1999.
Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 1999 that would be included in the high-risk classification.

For  additional   information  concerning  investment  results,  see  Item  6,
"Management's Discussion and Analysis or Plan of Operations."

Reinsurance. In keeping with industry practice, the Life Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks which they underwrite. The Life Insurance Subsidiaries retain no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 1999, approximately $119,001,000 or 16% of life insurance in force was reinsured under arrangements described in Note 12 to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Life Insurance Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit its maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Life Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

Competition. The insurance industry is highly competitive, with over 1,600 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the Life Insurance Subsidiaries. Financial and claims-paying ratings assigned to insurers by A.M. Best Company ("Best") and by nationally-recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best in October, 1999, when it was upgraded to B (Fair) from B- (Fair). United Liberty's rating at the date of its acquisition was B- (Fair). According to Best, B and B- ratings are assigned to companies that have on balance, fair financial strength, operating performance and market profile when compared to the standards established by Best. Also according to Best, B and B- companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions. There are six Best rating categories above the B category from B+ to A++. The Life Insurance Subsidiaries will continue to pursue upward revisions in their Best ratings. Kentucky Insurance has no insurance business inforce and is not rated by Best.

S&P assigns claims-paying ability ratings to certain U.S. insurers. Generally, such a rating is S&P's opinion of an insurer's financial capacity to meet the obligations of its insurance policies in accordance with their terms. In the case of companies like Citizens Security that have not requested ratings, S&P's methodology uses statistical tests based on statutory financial data as filed with the National Association of Insurance Commissioners ("NAIC"). The rating process does not involve contact between S&P analysts and the insurer's management. In 1998, S&P changed their rating methodology and revised Citizens Security's rating from BBQ to BBPI. (The "q" subscript designated the quantitative method of rating while the "p" subscript designates the public information method). United Liberty has not been rated by S&P. According to S&P, BB companies may have adequate financial security but their capacity to meet policyholder obligations is vulnerable to adverse economic and underwriting conditions. The BB rating is the highest of five ratings in the vulnerable range of ratings. The Company was not informed of particular reasons for the latest change in its rating.

A rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The Life Insurance Subsidiaries compete primarily on the basis of the experience, size, accessibility and claims response of its customer service representatives, product design, service and pricing. The Company believes that the Life Insurance Subsidiaries are generally competitive in the markets in which they are engaged based upon premium rates and services, have good relationships with their agents, and have an adequate variety of insurance and annuity products approved for issuance.

State Insurance Regulation. The Insurance Subsidiaries, in common with other insurers, are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, regulate the form and content of policies, establish reserve requirements, prescribe the type and amount of allowable investments, and review premium rates for fairness and adequacy. The Insurance Subsidiaries file detailed annual convention statements with all states in which they are licensed to transact business. The Kentucky Department of Insurance also periodically examines the business and accounts of the Insurance Subsidiaries.

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Life Insurance Subsidiaries, net of refunds but before offsets for future premium or intangible property taxes, were $(13,000), $24,665, and $15,325 in 1999, 1998 and 1997, respectively.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the Kentucky Department of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 2000, the maximum amount of dividends that Citizens Security, United Liberty, and Kentucky Insurance could pay, without the Commissioner's approval, is $569,000, $236,000, and $150,000 respectively. It is presently anticipated that the Company will derive substantially all of its liquidity from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owed by the Company.

During  recent  years,  the National  Association  of Insurance  Commissioners
(NAIC) has taken several steps to address public concerns regarding insurer solvency. These steps included implementing a state certification program designed to promote uniformity among the insurance laws of the various states and developing insurer reporting requirements that focus on asset quality, capital adequacy, profitability, asset/liability matching, and liquidity. These requirements include establishment of asset valuation reserves ("AVR") and interest maintenance reserves ("IMR"), risk-based capital ("RBC") rules to assess the capital adequacy of an insurer, and a revision to the Standard Valuation Law ("SVL") that specifies minimum reserve levels and requires cash flow testing in which projected cash inflows from assets are compared to projected cash outflows for liabilities to determine reserve adequacy.

The Life Insurance Subsidiaries' AVR, as of December 31, 1999, 1998 and 1997, is shown in Item 6. "Management's Discussion and Analysis or Plan of Operations". Cash flow testing and the results of such testing as applied to the Life Insurance Subsidiaries are also described and discussed in Item 6.

RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations in light of their size and risk profile. The four categories of major risk involved in the formula are [i]asset risk -- the risk with respect to the insurer's assets; [ii]insurance risk -- the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii]interest rate risk -- the interest risk with respect to the insurer's business; and [iv]business risk -- all other business risks. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower for less risky items. RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would be placed in conservatorship. Based on RBC computations as of December 31, 1999, the Insurance Subsidiaries each have capital levels which are at least 400% of the minimum requirements.

Action taken by the NAIC in these and other areas may have a significant impact on the regulation of insurance companies during the next several years. Given their comparatively small size, it may be expected that the Life Insurance Subsidiaries would be affected by more stringent regulatory policy, both under existing laws and any new regulatory initiatives. Such effects could include curtailment or discontinuance of insurance underwriting in one or more states, mandated increases in capital and surplus, and/or other effects.

Federal Income Taxation. The Life Insurance Subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax rate of 20%. See Item 6. "Management's Discussion and Analysis or Plan of Operations" and Note 9 of the Notes to Consolidated Financial Statements.

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

Reserves. In accordance with applicable insurance laws, the Life Insurance Subsidiaries have established and carry as liabilities actuarial reserves to meet their policy obligations. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are required to be sufficient to meet policy obligations. The actuarial factors used in determining reserves in the statutory basis financial statements are based upon statutorily-prescribed mortality and interest rates. Reserves maintained for health insurance include the unearned premiums under each policy, reserves for claims that have been reported but not yet paid, and reserves for claims that have been incurred but have not been reported. Furthermore, for all health policies under which renewability is guaranteed, additional reserves are maintained in recognition of the actuarially-calculated probability that the frequency and amount of claims will increase as policies persist. The Life Insurance

Subsidiaries do not continue accumulating reserves on reinsured business after it is ceded. The Life Insurance Subsidiaries are required to maintain reserves on reinsured business assumed on a basis essentially comparable to direct insurance reserves. Reinsurance business assumed is presently insignificant in amount.

The reserves carried in the financial statements included elsewhere in this Form 10-KSB are calculated on the basis of accounting principles generally accepted in the United States and differ from the reserves specified by the laws of the various statutes and carried in the financial statements of the Life Insurance Subsidiaries prepared on the basis of statutory accounting principles. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation, and the use of the level premium reserve method on all insurance business. See Note 1 of the Notes to Consolidated Financial Statements for certain additional information regarding reserve assumptions under accounting principles generally accepted in the United States.

Employees. As of March 27, 2000, 77 people, excluding agents, were employed by the Company. As of that date, the Company had approximately 2,400 independent agents licensed to sell its products.



                       ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and its Subsidiaries occupy about 28% of the building for their headquarters and home offices. The Company leases the remaining space to unaffiliated tenants under leases of various duration. Market conditions for this property are favorable and, in management's opinion, the property is adequately covered by insurance. Currently, the Company's policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. In addition, the Company's current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised-value ratio of more than 75%.



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



                            ITEM 4.  SUBMISSION OF
                     MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of the Company's security holders, through the solicitation of proxies or otherwise.



                                    PART II

                       ITEM 5.  MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

As of March 27, 2000, there were approximately 2,700 holders of record of the Company's Class A Stock, its only class of common equity.

The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading volume in 1999 was about 10% of the average shares outstanding during the year and trading volume by non-affiliates was about 23% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 1999 and 1998 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not represent actual transactions.

                                           Bid Quotations for
                                             Class A Stock
                                       --------------------------
                Quarter
                Ended                     High Bid     Low Bid
                                       --------------------------
                December 31, 1999        $ 12.469       $ 10.750
                September 30, 1999       $ 12.500       $ 11.000
                June 30, 1999            $ 11.250       $  9.250
                March 31, 1999           $ 11.000       $  8.438
                December 31, 1998        $ 10.250       $  8.000
                September 30, 1998       $ 12.000       $ 10.250
                June 30, 1998            $ 15.125       $  9.000
                March 31, 1998           $ 10.000       $  6.000

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its income before interest and tax expense plus dividends, to its interest expense and dividend payments for five (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January, 2000, the Company could pay dividends in the maximum amount of approximately $3,025,000 without violating the loan agreement covenant. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code relating to insurance holding companies subject transactions between the Company and the Insurance Subsidiaries, including dividends paid to the Company, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Life Insurance Subsidiaries' capital and surplus available to support policyholder obligations. See Item 1. "Description of Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

                 ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATIONS


During 1999, earnings per share increased 97% to $3.59 compared to the prior year while equity per share increased 32% to $15.86. A significant portion of these record results is attributable to successful management of the Company's investment portfolio. As detailed below, during the past three years the Company has maintained an equity portfolio averaging approximately $15,600,000 (cost basis) which has yielded an average annual pretax total return in excess of 40%. This cumulative pre-tax total return on equity positions exceeded $19,500,000 during the past three years.

During 1999, the Company achieved sales increases in all four of its active product segments, Home Service Life, Broker Life, Preneed Life and Dental. Pretax segment income for 1999, excluding realized investment gains and interest expense declined to a loss of $158,000, from a prior year gain of $866,000. This decline was impacted by the decision to hold increased equity positions, thus reducing the amount of "non-realized gain" investment income allocated to operations. If the Company had invested its equities in fixed maturities yielding 7%, 1999 pre-tax segment income would have been approximately $922,000 higher, and realized investment gains would have declined. In addition, 1999 segment income was impacted by additional marketing expenditures in the recently acquired Preneed Life Insurance segment and moderate increases in mortality, partially offset by continuing improvement in Dental sales volume and profit margins.

As described below, on October 14, 1999, the Company completed acquisition of Kentucky Insurance Company for a total purchase price of approximately $3,550,000. During 2000, the Company plans to make property and casualty "fire and contents" insurance available to its Home Service agents in approximately five states.

Also during 1999, the Company repurchased 35,400 shares of its common stock during the year at an average price of $11.05 per share.

The Company manages its operations in five business segments, Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five segments are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in the Broker Life segment which comprise a significant portion of existing business include group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single and multi-pay coverages, generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Profit or loss for each segment is reported on a pretax basis, without an allocation of realized investment gains or interest expense.


ACQUISITIONS

Kentucky Insurance Company

On October 14, 1999, the Company acquired 100% of the stock of Kentucky Insurance from an unaffiliated insurance holding company (the "Kentucky Insurance Acquisition"). Kentucky Insurance is licensed as a property and casualty insurance company in four states and has approximately $3.2 million of statutory capital and surplus; however, it currently has no insurance operations. The aggregate purchase price for the Kentucky Insurance Acquisition was approximately $3,550,000 (including net costs associated with the transaction of approximately $50,000). The acquisition was financed with available internal funds and $2,500,000 of additional bank borrowings at the prime rate.

United Liberty Life Insurance Company

On May 12, 1998 the Company and Citizens Security acquired 100% of the common stock of United Liberty from an unaffiliated insurance holding company (the "United Acquisition"). The United Acquisition was accounted for as a purchase and United Liberty's results of operations are included in the consolidated statements since the date of acquisition. United Liberty's primary business is traditional life insurance, including a presence in the preneed funeral funding segment. This acquisition provided the Company with its Preneed Life business segment, approximately 11% of the premium in its overall Broker Life segment, and 3% of premium in the Other Health segment.

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


Integrity National Life Insurance Company

During September, 1995, the Company and Citizens Security acquired the common stock of Integrity National Life Insurance Company (the "Integrity Acquisition") from an unaffiliated insurance holding company. The aggregate purchase price for the Integrity acquisition, as finally adjusted, was $9,419,000 (including $437,000 of net transaction costs). This acquisition provided the Company with its Home Service Life segment and approximately one-third of its Other Health segment. Integrity National was merged into Citizens Security during 1995.


FINANCIAL POSITION

Assets. At December 31, 1999, the Company's available-for-sale fixed maturities had a fair value of $69,501,248 and amortized cost of $68,958,634. The available-for-sale portfolio consists of fixed maturities and equity securities that the Company, given the proper market condition, would sell prior to maturity. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes and adjustments to deferred policy acquisition costs, reflected as a separate component in shareholders' equity. The Company's fixed maturities portfolio decreased approximately 8% in 1999 and increased approximately 80% in 1998, on an amortized cost basis. The 1999 decrease resulted primarily from repositioning funds into the favorable equities markets, while the 1998 increase resulted from the United Acquisition. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 1999.

            Standard & Poors
            Corporation Rating        Amortized Cost1     Fair Value 2
            -----------------------------------------------------------
            Investment grade:
                  AAA to A-               $51,145,732      $49,990,065
                  BBB+ to BBB-             11,746,724       12,877,940
            -----------------------------------------------------------
            Total investment grade         62,892,456       62,868,005
            Non-investment grade:
                  BB+ to BB-                2,381,161        2,430,524
                  B+ to B-                  3,177,000        3,687,711
                  CCC+ to C                   474,922          485,008
                  CI to not rated              33,095           30,000
            -----------------------------------------------------------
            -----------------------------------------------------------
            Total non-investment grade      6,066,178        6,633,243
            -----------------------------------------------------------
            Total fixed maturities        $68,958,634      $69,501,248
            -----------------------------------------------------------

            1 Net of  write-downs  on bonds whose decline in value is believed to be other-than-temporary
            2 Fair  values as of  December  31,  1999 were  obtained  from the
              Company's investment advisor's portfolio review, which used market prices from Shaw Data Services

The Company believes it has a well diversified portfolio and has no definitive plans to decrease its non-investment grade portfolio significantly below its current level, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 8.8% and 11.6% of the fixed maturities portfolio, on an amortized cost basis at December 31, 1999 and 1998, respectively.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 1999.
                                                Non-Investment
                                                 Grade
                December 31, 1999        Book Value  Fair Value
                ------------------------------------------------
                Largest                   $ 905,000 $ 1,029,000
                Second largest              500,000     500,000
                Third largest               476,000     434,000
                Fourth largest              463,000     428,000
                ------------------------------------------------
                Total                    $2,344,000  $2,391,000
                ------------------------------------------------

The Company had no guarantee or other type of investment associated with the issuers represented above.

The Company's investment in equity securities increased $3,495,000 and $5,733,000 during 1999 on a cost (net of write-downs) and fair value basis, respectively, after increasing $2,720,000 and $2,266,000 on the same basis in 1998. As of December 31, 1999 there were $4,713,000 of net unrealized gains in equity securities, as compared with $2,474,000 and $2,929,000 at December 31, 1998 and December 31, 1997, respectively. One security accounted for $672,000 of such gains at December 31, 1999.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management's opinion are other-than-temporary. These reviews resulted in the recognition of impairment losses on equity securities totaling $1,122,000 during 1999 ($77,000, $110,000, $403,000 and $532,000 for the first through fourth quarters, respectively). In addition, $450,000 of impairment losses were recognized on fixed maturities during 1999 ($100,000, $270,000, and $80,000 during the first, second, and fourth quarters, respectively). During 1999, equity securities and fixed maturities were sold which contained impairment writedowns of $1,498,000 and $225,000, respectively.

As more extensively discussed under Consolidated Results and Analysis, below, the Company realized significant net capital gains from its marketable investments over the three-year period ended December 31, 1999. Management believes these pretax net gains, which total $15,244,000, ($9,375,000,

$3,676,000,  and  $2,193,000  for  1999,  1998 and  1997,  respectively),  are greater than would have been obtained from a more conservative investment strategy involving only investment grade bonds. The Company's strategy has in some years subjected it to fluctuations in income and shareholders' equity of a magnitude significantly larger than would be anticipated under a more conservative investment strategy. Net capital gains or losses for a given period are not necessarily indicative of those for future periods.

Citizens Security owns the building in which the Company and its subsidiaries maintain their home offices. Approximately 43% of the building is leased to third-party tenants and 29% is being offered for lease. In early 1999 the building was essentially fully occupied, however, several leases expired during 1999. Market conditions for this property are generally favorable and the Company does not anticipate significant difficulty in leasing available space. An appraisal obtained during 1996 indicates that the current market value of the property is approximately $1,700,000 higher than its carrying value.

The Company has maintained significant cash and short-term balances over the past several years, principally to hedge against the uncertainty of future interest rates.

At December 31, 1999, the Company holds a $158,000 mortgage loan from a real estate limited partnership in which the Company also has a 20% equity interest. The mortgage loan, maturing March 31, 2000, permits revolving credit advances, not to exceed at any time, the lesser of $750,000 or 80% of the collateral fair value. Stockholders of the partnership's general partner personally guarantee 80% of the loan.

Liabilities. A comparison of total policy liabilities as of December 31, 1999, 1998 and 1997 is shown below. Approximately 82% of the 1999 total consists of future policy benefit reserves while policyholder deposit liabilities represent 16% of the total.

       Year Ended December 31               1999         1998          1997
       ---------------------------------------------------------------------
       Home Service Life            $ 30,300,225 $ 28,967,749  $ 28,116,965
       Broker Life                    41,718,948   39,933,144    29,076,701
       Preneed Life                   21,509,265   23,260,792           ---
       Dental                            633,751      485,750       502,638
       Other Health                    3,031,510    2,997,162     1,642,479
       ---------------------------------------------------------------------
       Total                        $ 97,193,699 $ 95,644,597  $ 59,338,783
       ---------------------------------------------------------------------

Home Service Life policy liabilities comprise approximately 31% of the Company total. During the past years, this segment has experienced moderate growth, after absorbing declines in the initial months after the late 1995 acquisition of Integrity. The Broker Life segment's 1999 net growth is due to the continued favorable sales of the Company's simplified issue and graded benefit life products which were redesigned in 1998. The 1998 growth in Broker Life was due essentially to the United Acquisition. The majority of this acquired business consists of traditional life participating policies which are no longer being sold. The Preneed Life business was obtained primarily in the 1998 United Acquisition. Life claims on this block of inforce business have outpaced the Company's new sales production. However, the Company is nearing completion of product redesign and is encouraged about its growth potential. The Dental segment consists of annual term accident and health coverages. Accordingly, policy liabilities for this segment are not significant. Growth during 1998 in the Other Health segment relates primarily to group medical policies obtained in the United Acquisition. However, these policies are 100% reinsured to another carrier.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 1999.

  Year Ended December 31,                             Universal
  1999                           Total       Annuity  Life           Other
  -------------------------------------------------------------------------
  Beginning Balance       $16,323,652     $9,556,009 $5,163,856 $1,603,787
  Deposits                    705,983        200,227    497,586      8,170
  Withdrawals              (2,080,764)    (1,206,294)  (777,235)   (97,235)
  Interest credited           862,615        468,574    321,396     72,645
  -------------------------------------------------------------------------
  Ending Balance           $15,811,486    $9,018,516 $5,205,603 $1,587,367
  -------------------------------------------------------------------------

The 1999 total policyholder deposit net reduction of $512,000 is comparable to the 1998 reduction of $496,000, excluding the impact of deposits acquired in the 1998 United Acquisition. The Company is not devoting significant marketing effort toward these products.

CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three fiscal years.

         Year Ended December 31        1999          1998           1997
         ----------------------------------------------------------------
         Home Service Life       $6,697,932    $6,551,375     $6,548,450
         Broker Life              3,447,440     3,040,231      2,579,345
         Preneed Life             2,298,013     1,066,069            ---
         Dental                   7,105,627     6,414,720      7,194,952
         Other Health             1,295,816     1,299,233      1,368,130
         ----------------------------------------------------------------
         Total                  $20,844,828  $ 18,371,628   $ 17,690,877
         ----------------------------------------------------------------

Home Service Life premium increased 2.2% during 1999 as the Company achieved its most favorable sales results since the late 1995 acquisition of this product line. During 1998, the Company introduced redesigned products based on feedback from its agency force. This redesign included raising premium rates approximately 15%, increasing the base renewal commission rates by approximately 5% of premium, simplifying the policy application form, and streamlining the policy underwriting process for qualifying agents. These changes were favorably received by the Home Service Life agency force and production began increasing during the fourth quarter of 1998.

The 13% increase in Broker Life premium during 1999 was attributable to increased sales of simplified issue and graded benefit life policies as well as to receiving a full year of premium on participating life policies obtained in the 1998 United Acquisition. The 18% increase in Broker Life premium during 1998 includes $340,000 of participating life premium from the United Acquisition, an approximate $123,000 net increase from simplified issue and graded benefit life policies partially offset by reductions in other traditional life plans, $46,000 of additional group life premium, and $48,000 less universal life premium/policy charges. During late 1997, the Company instituted a more conservative benefit structure for its graded-benefit life plans and added a companion simplified issue product targeted towards the "final expense market". Sales of the graded-benefit product declined initially due to adoption of the more conservative benefit structure. However, these sales recovered modestly in 1998 and continued to improve during 1999. Although the Company is not aggressively marketing its group life products, enhancements to product design were made during 1998 and modest sales increases were achieved in 1999 and 1998.

The 1999 growth in Preneed Life premium reflects some increase in the sales rate and recognition of a full year of premium from policies obtained in the 1998 United Acquisition. The Company is redesigning and repricing the former United Liberty Preneed products and has expanded its sales staff during 1999. The Company anticipates moderate to strong growth for this product line during the next several years.

The 11% growth in Dental premium during 1999 reflects a continuing focus on this market, favorable reaction to the quality of customer service, and a modest marketing incentive program offered during the year. The 1998 decrease in Dental premium is due to termination of a large association group which offered dental coverage to a diverse membership. Annual premium volume for this group totaled approximately $1 million; however their claim ratios were excessive, therefore coverage was cancelled effective March 1, 1998.

The Company has not been actively marketing Other Health coverages for several years. However, in response to agent requests, during late 1998 it began offering a new disability product. Pricing, underwriting, and claims experience on this product will be closely monitored and it is expected to provide a competitive advantage in building relationships with effective agents. The $69,000 decrease in 1998 Other Health premium consists of $39,000 of additional premium from the United Acquisition offset by a $108,000 decline in individual supplemental health coverages.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current market environment. This practice has historically resulted in equity securities comprising 10% to 20% of the Company's cash and invested assets, which tends to dampen current income yields in favor of an overall total return focus.

Investment income yields were 5.1%, 5.3%, and 5.4% for 1999, 1998, and 1997, respectively. The investment income yield declines in 1999 and 1998 resulted primarily from higher equity security and short-term investment balances.

As noted above, although increased equity security balances have dampened investment income yields and segment operating income results, total return performance for the past three years has been very favorable. As illustrated below, during the past three years the Company's equity securities have generated approximately $16,300,000 of additional pre-tax return, above a hypothetical 7.0% fixed-maturity return. During this period, the Company's annual net pretax total return on its equity portfolio has averaged 41.9%.

                    Equity Portfolio - Pretax Total Return
  ----------------------------------------------------------------------------
  Year Ended December Total/Average          1999          1998          1997
  ----------------------------------------------------------------------------

  Average Equities
  Cost                  $15,589,362   $20,650,875   $14,529,633   $11,587,579
  ----------------------------------------------------------------------------

  Realized Gains1       $16,024,139  $ 10,064,022   $ 3,186,308   $ 2,773,809
  Change in Unrealized
     Gains (Losses)       3,834,309     2,238,293      (454,225)    2,050,241
  Dividends               1,264,066       523,520       422,847       317,699
  ----------------------------------------------------------------------------
  Gross Total Return     21,122,514    12,825,835     3,154,930     5,141,749

  Direct Expenses        (1,521,796)     (702,772)     (237,094)     (581,930)
  ----------------------------------------------------------------------------
  Net Total Return       19,600,718    12,123,063     2,917,836     4,559,819
  7.0% Base Return       (3,273,765)   (1,445,561)   (1,017,074)     (811,130)
  ----------------------------------------------------------------------------
  Excess Return         $16,326,953   $10,677,502   $ 1,900,762   $ 3,748,689
  ----------------------------------------------------------------------------

  Total Return Rate- Gross    45.2%         62.1%         21.7%         44.4%
  Total Return Rate- Net      41.9%         58.7%         20.1%         39.4%

  1 Excludes adjustments for incentive and guaranty fees incurred by the Company for investment management services.
    These amounts are included separately as "Direct Expenses".

Net realized gains on equity securities were $9,131,389, $2,848,000, and $2,132,000 for 1999, 1998, and 1997, respectively. These amounts reflect the direct expenses shown above, as well as reductions for amortization of deferred policy acquisition costs of $229,861, $139,027, and $59,904 in 1999, 1998, and 1997, respectively. Also included in gross realized losses during 1999, 1998 and 1997 are adjustments to the carrying value of available-for-sale equity securities of $1,122,000, $1,356,000, and $232,544 respectively, relating to declines in value which were considered by management to be other than temporary. The equity portfolio had $4,713,000 of net pre-tax unrealized gains as of December 31, 1999 compared to net pre-tax unrealized gains of $2,474,000 and $2,929,000 at December 31, 1998 and 1997, respectively.

Segment Earnings.

During 1999,  pretax  income  increased by  $4,590,000  [113%] to  $8,664,000, while also increasing during 1998 by $1,603,000 [65%] to $4,074,000. Pretax profits (loss) are shown below for the Company's five business segments, along with total realized investment gains and interest expense. As previously indicated, the Company's equity investments have produced very favorable total returns; however, if these funds had been invested in fixed-maturities yielding 7.0%, the segment profit totals below would have increased by an additional $922,000, $594,000, and $493,000 in 1999, 1998, and 1997 respectively.

Year Ended December 31                      1999        1998        1997
-------------------------------------------------------------------------
  Home Service Life                  $   312,703 $   211,713 $     7,098
  Broker Life                            150,317     254,189     100,655
  Preneed Life                          (993,560)     15,325         ---
  Dental                                 436,587     295,038     214,495
  Other Health                           (64,524)     90,174     206,591
-------------------------------------------------------------------------
  Segment Profit (Loss)                 (158,477)    866,439     618,839
  Net  realized   investment  gains,
  net of expenses                      9,375,339   3,675,489   2,193,148
  Interest expense                       553,017     468,268     341,275
-------------------------------------------------------------------------
  Income before Income Tax           $ 8,663,845 $ 4,073,660 $ 2,470,712
-------------------------------------------------------------------------

The 1999 increase in Home Service Life profit resulted primarily from the moderate growth of inforce business as described above. The Company expects continued, gradual improvement in this area due to concentrated marketing efforts in this line and more structured underwriting practices implemented upon acquisition of this business in 1995. The 1998 increase in Home Service profit also resulted primarily improvement in mortality results. The 1999 Broker Life earnings decline resulted primarily from increased mortality on portions of the acquired United Liberty business offsetting profit growth from increased sales of simplified issue and graded-benefit life plans. The 1998 Broker Life improvement is due to improved mortality along with volume growth and a decrease in interest crediting rates for annuity contracts. The 1999 Preneed Life decline is primarily attributable to increased marketing expenditures and adverse mortality on sale of single-premium products to older individuals. The Company is redesigning and repricing products, including implementing a higher degree of underwriting for multi-pay modes. These changes are expected to generate higher sales volumes and more favorable profit margins. Information regarding Dental profitability is included below. The "contribution margin" shown below is a direct margin without allocable investment income and general expense.

         Year Ended December 31      1999        1998        1997
         ---------------------------------------------------------
         Premium               $7,105,627  $6,414,720  $7,194,952
         Claims and Reserves   $4,717,678  $4,370,499  $5,109,221
         Contribution Margin   $1,432,204  $1,224,470  $1,150,920
         Claim Ratio                66.4%       68.1%       71.0%

The significant improvement in Dental profitability during the past two years resulted from a number of initiatives. These initiatives included reconfiguring products to provide additional margins for certain more costly dental procedures, engaging a company to provide expert assistance with ongoing adjudication of claims, and implementing a program of aggressive renewal underwriting and re-rating. In addition to the profitability initiatives, during 1999 the Company launched initiatives aimed at increasing premium volume, including agent incentive and referral programs for new business. A large portion of the 1998 improvement was due to termination of a large association group described above. The Company has not been actively marketing its Other Health products in recent years, although the inforce business has historically produced favorable benefit ratios (less than 50%). However, claims rates began increasing in 1998 and have continued into 1999 on some of the older individual health coverages. The Company is preparing filings for state approval of premium rate increases.

Federal Income Taxes. The Company has a relatively low effective federal income tax rate, which can fluctuate significantly due to the application of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The most significant provision under SFAS No. 109 affecting the Company is the disallowance of the small life insurance company deduction when computing deferred taxes. The small life insurance deduction allows the Life Insurance Subsidiaries to reduce their taxable income by 60% before computing its current provision for regular or alternative minimum tax. By disallowing this deduction in the computation of deferred taxes, SFAS No. 109 significantly increases the deferred taxes on the Life Insurance Subsidiaries' temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax will actually be paid on these net liabilities (when realized) at a 17% rate (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 9 to the Consolidated Financial Statements. All operating deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities. Capital deferred tax assets of the Life Insurance Subsidiaries can be realized through the carry back of such assets to recapture prior years' taxes paid on capital assets. Capital deferred tax assets of the Company must be offset against future capital gains. The Company believes such gains will materialize and the deferred tax assets will be realized. The deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Life Insurance Subsidiaries. Due to the impact of the small life insurance company deduction, the Life Insurance Subsidiaries record a valuation allowance to reduce deferred tax assets (associated with temporary differences) to their expected benefit rate of 17%, rather than 34%. The Company's valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

Statutory Insurance Information. For insurance regulatory and rating purposes, the Insurance Subsidiaries report on the basis of statutory accounting principles ("SAP"). During 1999, A.M. Best Company ("Best") upgraded Citizens Security's rating to B from B-. United Liberty was rated B- by Best when it was acquired in 1998, and Kentucky Insurance, due to its lack of insurance operations, is not rated. Citizens Security reports its investment in United Liberty on the equity method of accounting for statutory accounting purposes.
Accordingly, the admitted value of Citizens Security's investment in United Liberty equals United Liberty's statutory capital and surplus total of $3,070,963 at December 31, 1999. Citizens Security's 1999 statutory net income includes United Liberty's 1999 statutory net income of $234,853. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income, net operating income, statutory capital and surplus, asset reserves, and capital ratios for Citizens Security for the five years ended December 31, 1999.


                                   Net     Statutory        Asset
     Year Ended         Net  Operating   Capitol and    Valuation   Capital
     December 31     Income     Income       Surplus    Reserves1    Ratio2
   -------------------------------------------------------------------------
        1999     $4,945,708  $  568,436   $12,942,331    $4,335,111   22.38%
        1998     $3,662,188  $1,105,631   $11,227,528    $3,606,655   20.51%
        1997     $1,708,884  $  762,357   $ 9,627,479    $2,753,064   18.22%
        19963    $3,062,421  $  871,089   $ 9,145,830    $1,426,918   16.05%
        1995     $  883,003  $  494,588   $ 8,406,313    $1,087,020   14.63%
   -------------------------------------------------------------------------

     1  Asset  Valuation   Reserves  are  statutory   liabilities  that  act  as
        contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders' surplus to reduce the impact of realized and unrealized investment losses. The
        December 31, 1999 and 1998 amounts also include United Liberty's reserves.
      2 Represents  Statutory  Capital and Surplus plus Asset  Valuation
        Reserves divided by invested assets plus cash.
      3 Statutory Capital and Surplus amounts and Asset Valuation Reserve amounts include Integrity beginning in 1995, while Income amounts include Integrity beginning in 1996.

During 1999, statutory capital and surplus and asset reserves increased by approximately $2,443,000. This increase resulted primarily from $4,946,000 of statutory net income offset by a $1,200,000 redemption of Citizens Security's preferred capital stock, and a $1,000,000 shareholder dividend paid. During 1998, statutory capital and surplus and asset reserves increased by approximately $2,454,000. This increase resulted primarily from $3,662,000 of statutory net income offset by a $1,500,000 redemption of Citizens Security's preferred capital stock, along with unrealized investment gains. During 1997, statutory capital and surplus and asset reserves increased by approximately $1,808,000. This increase resulted primarily from $1,709,000 of statutory net income and $1,130,000 of unrealized investment gains, partially offset by a $1,050,000 redemption of Citizens Security's preferred capital stock. During 1996, capital and surplus and asset reserves increased by approximately $1,079,000. This increase resulted primarily from statutory net income of $3,062,000 and unrealized investment losses of $904,000, partially offset by a $1,000,000 redemption of Citizens Security's preferred capital stock. Net income earned in 1996 includes an approximate $1,200,000 net gain from an investment transaction between Citizens Security and an affiliate.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first year premiums. Accordingly, a statutory loss often occurs on these sales the first year of the policy. The Life Insurance Subsidiaries' first year sales of these type of products have not been of a magnitude to have a significant impact on statutory surplus.

During 1999, Kentucky Insurance generated approximately $150,000 of net income, with $21,000 of the total earned after the October 1999 acquisition by the Company. At December 31, 1999, Kentucky Insurance capital and surplus totaled approximately $3,285,000.


Year 2000

The Company has experienced no difficulties with its internal systems or with third-party systems that were identified as year 2000 related. However, the possibility remains that some of the Company's computer programs could fail to properly distinguish between dates in the 1900's and 2000's. This could cause system failures or miscalculations, creating disruption of operations, including, among other things, a temporary inability to process insurance transactions, conduct banking activities, or engage in other normal business activities. Also, some systems and equipment that are not typically thought of as "computer-related" ("non-IT") contain embedded hardware or software that may not perform properly in the future.

The Company completed an internal assessment of the year 2000 issue and implemented updated releases or modified its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's primary systems, all of which are considered year 2000 compliant, include vendor supported individual and group administrative systems, along with internally developed peripheral programs, vendor supported investment accounting and general ledger systems, and building equipment control modules at its home office. The total year 2000 project cost was approximately $100,000, which is primarily internal salary cost for testing and modifying peripheral programs associated with the Individual and Group insurance systems. These costs have been expensed. The direct cost of modifying the vendor supported programs is included in annual maintenance fees which total approximately $25,000.

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

The Company has investments in publicly and privately placed securities and loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the year 2000 issue.
Portfolio diversification reduces the overall risk. Although the Company believes its critical systems are compliant, there is no guarantee future disruptions will not occur. Specifically, from year 2000 problems, the
Company could experience an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets and operating cash accounts, accurately maintain policyholder information, accurately maintain accounting records, issue new policies and/or perform adequate customer service. While the Company believes the occurrence of such a situation is unlikely, a possible worst case scenario might include one or more of the Company's significant insurance systems being non-compliant. Such an event could result in a material disruption to the Company's operations. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and liquidity and ultimately on its financial position. With respect to contingency plans, if unforeseen problems arise, the Company will utilize supplemental manual and personal computer-based processing procedures. Regarding third-party systems, the Company is continuing to monitor their compliance and has received no formal notification of critical non-compliant systems.


CASH FLOW AND LIQUIDITY

During 1999, the Company generated $361,000 of positive cash flow from operations compared to $1,620,000 in 1998 and $2,191,000 in 1997. The 1999
decrease can be attributed primarily to additional spending on Preneed Life marketing programs and a decline in accounts payable and accrued expenses at December 31, 1999. The 1998 decrease can be attributed to increased reinsurance receivable amounts associated with additional graded-benefit life reinsurance volume.

Cash provided by investment activities during 1999 of $11,200,000 resulted primarily from a conservative decision to limit reinvestment activity near year-end, due to increased market volatility. Cash used in investing activities during 1998 includes payment of approximately $7,076,000 for the United Acquisition, less $3,288,000 of cash held by United Liberty on the effective acquisition date, for a net outflow of $3,788,000. Cash used by financing activities in 1999 includes net policyholder deposit withdrawals comparable to the 1998 level, a $2,500,000 bank borrowing associated with the Kentucky Insurance Acquisition, net brokerage advance repayments of $1,400,000, and common stock repurchases of approximately $390,000. Cash provided by financing activities in 1998 includes $3,400,000 of additional bank borrowings, which were used, along with available funds at Citizens Security, to acquire United Liberty on May 12, 1998. Cash payments on bank notes during 1997 include $140,000 of prepayments and exclude a $75,000 scheduled installment that was prepaid in late 1996.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in interest rates and in prices of equity securities. Regarding interest rates, the value of the Company's fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company's policy liabilities bear fixed rates. However, approximately 37% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Life Insurance Subsidiaries. The Company's cash flow testing (described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company's fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. At December 31, 1999 cash and fixed-maturity investments with maturities of less than five years equaled more than sixty percent of total policy liabilities. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company's commercial bank debt is also subject to interest rate risk. The rate on this debt is variable and equals 100% of the bank's prime lending rate. At December 31, 1999, the rate on the Company's $8,500,000 of bank borrowings was 8.50% and has since increased to 8.75%. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

The Company has successfully managed the risk of equity security price fluctuations during the past several years. The Company and its investment management firm, SMC Advisors, Inc. devote significant attention to the equity markets and reposition the Company's portfolio upon detection of adverse risk trends associated with individual securities or overall markets. The Company also manages market risks associated with investments in option securities, as described in Item 7, Note 3 of the Notes to Consolidated Financial Statements. As noted in the Investments section above, the average annual total return on the Company's equity securities during the past three years has exceeded 40%.

In addition to the measures described above, the Life Insurance Subsidiaries comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. The SVL also requires the Company to perform annual cash flow testing for its Life Insurance Subsidiaries. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

The Life Insurance Subsidiaries' most recent cash flow testing, which was completed in February 2000, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference  between the projected  market value of assets and  liabilities  at the end of the analysis period (typically 10-20 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of Life Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Life Insurance Subsidiaries' business could negatively impact testing results and require the initiation of corrective measures.

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

      - Management fees charged to the Life Insurance Subsidiaries

      - Redemption of Citizens Security preferred stock as necessary, with such redemption also requiring approval by the Kentucky Department of Insurance.

      - Dividends from the Life Insurance Subsidiaries, which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the Kentucky Department of Insurance.


FORWARD-LOOKING INFORMATION

All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing  interest  rate  levels  and stock  market  performance,  which may affect the Company's ability to sell its products, the market value of the Company's investments and the lapse rate and profitability of policies; (2) the Company's ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources; (3)
customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of insurance; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

                         ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS
                CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES



Financial Statements For Full Fiscal Years                            Page

      Report of Independent Auditors....................................26

      Consolidated Statements of Income for the
      years ended December 31, 1999, 1998 and 1997  ....................27

      Consolidated Statements of Financial Condition at
      December 31, 1999 and 1998........................................28

      Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 1999, 1998 and 1997..............30

      Consolidated Statements of Cash Flows for the
      years ended December 31, 1999, 1998 and 1997......................31

      Notes to Consolidated Financial Statements........................32

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Louisville, Kentucky
March 23, 2000

               Citizens Financial Corporation and Subsidiaries
                      Consolidated Statements of Income


Year Ended December 31                       1999           1998          1997
-------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations  $ 21,897,264   $ 19,402,959  $ 18,790,483
  Premiums ceded                       (1,052,436)    (1,031,331)   (1,099,606)
-------------------------------------------------------------------------------
  Net premiums earned                  20,844,828     18,371,628    17,690,877
  Net investment income                 5,885,312      5,190,322     3,808,938
  Net realized investment gains,
  net of expenses                       9,375,339      3,675,489     2,193,148
  Other income                            157,633         39,566         8,880
-------------------------------------------------------------------------------
Total Revenues                         36,263,112     27,277,005    23,701,843

Policy Benefits and Expenses:
  Policyholder benefits                15,556,565     13,576,645    11,736,457
  Policyholder benefits ceded          (1,013,424)    (1,039,024)     (834,426)
-------------------------------------------------------------------------------
    Net benefits                       14,543,141     12,537,621    10,902,031
  Increase in net benefit reserves      1,632,677        553,673       789,135
  Interest credited on
  policyholder deposits                   862,615        845,608       914,061
  Commissions                           4,340,262      3,775,530     3,762,482
  General expenses                      5,385,477      4,430,902     3,902,603
  Interest expense                        553,017        468,268       341,275
  Policy acquisition costs deferred    (1,376,309)    (1,106,373)     (982,333)
  Amortization expense:
    Deferred policy acquisition
    costs                                 491,221        696,719       736,633
    Value of insurance acquired           839,314        696,702       584,993
    Goodwill                               51,885         35,771        20,962
  Depreciation expense                    275,967        268,924       259,289
-------------------------------------------------------------------------------
Total Policy Benefits and Expenses     27,599,267     23,203,345    21,231,131
-------------------------------------------------------------------------------
Income before Income Tax                8,663,845      4,073,660     2,470,712
Income Tax Expense                      2,225,000        774,000       482,500
-------------------------------------------------------------------------------
Net Income                              6,438,845      3,299,660     1,988,212
Dividends on Redeemable Convertible
  Preferred Stock                             ---       (279,650)     (407,000)
-------------------------------------------------------------------------------
Net Income Applicable to Common
Stock                               $   6,438,845   $  3,020,010  $  1,581,212
-------------------------------------------------------------------------------

Net Income Per Common Share:
  Basic                                     $ 3.59         $ 2.31        $ 1.47
  Diluted                                   $ 3.59         $ 1.82        $ 1.10
-------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition




December 31                                              1999           1998
------------------------------------------------------------------------------
ASSETS

Investments:
  Securities available-for-sale, at fair value:

    Fixed maturities (amortized cost of
    $68,958,634 and $75,235,199 in 1999 and
    1998,respectively)                           $  69,501,248  $  77,582,742

    Equity securities (cost of $18,228,519 and
    $14,733,876 in 1999 and 1998, respectively)     22,941,274     17,208,338

  Investment real estate                             3,513,579      3,618,698
  Mortgage loans on real estate                        158,309        164,757
  Policy loans                                       4,059,801      4,034,152
  Short-term investments                               580,425        594,805
------------------------------------------------------------------------------
Total Investments                                  100,754,636    103,203,492



Cash and cash equivalents                           18,696,401      8,301,999
Accrued investment income                            1,145,447      1,263,898
Reinsurance recoverable                              3,607,349      3,464,362
Premiums receivable                                    388,146        407,571
Property and equipment                               2,051,414      1,846,768
Deferred policy acquisition costs                    4,690,774      4,120,215
Value of insurance acquired                          5,295,818      6,135,132
Goodwill                                               809,809        513,325
Federal income tax receivable                          169,502            ---
Other assets                                           370,734        242,361
------------------------------------------------------------------------------
Total Assets                                      $137,980,030   $129,499,123
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition




December 31                                                 1999         1998
------------------------------------------------------------------------------
LIABILITIES

Policy liabilities:
  Future policy benefits                          $ 79,507,902   $ 77,665,183
  Policyholder deposits                             15,811,486     16,323,652
  Policy and contract claims                         1,456,030      1,259,459
  Unearned premiums                                    176,779        208,524
  Other                                                241,502        187,779
------------------------------------------------------------------------------
Total Policy Liabilities                            97,193,699     95,644,597

Notes payable                                        8,500,000      6,510,000
Accrued expenses and other liabilities               2,270,660      3,627,214
Federal income tax payable                                 ---        667,013
Deferred federal income tax                          1,979,214      1,305,018
------------------------------------------------------------------------------
Total Liabilities                                  109,943,573    107,753,842


COMMIMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

  Common stock, 6,000,000 shares authorized;
    1,767,215 and 1,802,615 shares issued and
    outstanding in 1999 and 1998, respectively       1,767,215      1,802,615
  Additional paid-in capital                         7,736,201      8,091,825
  Accumulated other comprehensive income             3,322,971      3,079,616
  Retained earnings                                 15,210,070      8,771,225
------------------------------------------------------------------------------
Total Shareholders' Equity                          28,036,457     21,745,281
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $137,980,030   $129,499,123
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
               Consolidated Statements of Shareholders' Equity

                                           Accumulated
                                Additional Other                   Comprehensive
                      Common    Paid-in    Comprehensive Retained      Income
                      Stock     Capital    Income        Earnings       Total
------------------------------------------------------------------  ------------
Balance at January 1,
1997                 $1,075,615 $4,836,057 $  428,780   $4,233,003
  Net Income                                            $1,988,212    $1,988,212
  Net unrealized
  appreciation of
  available for
  sale securities                           2,166,218                  2,166,218
                                                                       ---------
  Comprehensive income                                                $4,154,430
                                                                       =========
  Preferred stock
  dividends                                               (407,000)

------------------------------------------------------------------
Balance at December
31, 1997              1,075,615  4,836,057  2,594,998    5,814,215
Net Income                                               3,299,660    $3,299,660
  Net unrealized
  appreciation of
  available for
  sale securities                             484,618                    484,618
                                                                       ---------
  Comprehensive income                                                $3,784,278
                                                                       =========
  Preferred stock
  dividends                                               (279,650)
  Preferred stock
  conversion           722,000  3,215,768
  Preferred stock
  redemption                                               (63,000)
  Options exercised       5,000     40,000

---------------------------------------------------------------------
Balance at December
31, 1998              1,802,615  8,091,825  3,079,616    8,771,225
  Net Income                                             6,438,845    $6,438,845
  Net unrealized
  appreciation of
  available for
  sale securities                             243,355                    243,355
                                                                       ---------
  Comprehensive income                                                $6,682,200
                                                                       =========
  Common stock
  repurchases           (35,400)  (355,624)

----------------------------------------------------------------------
Balance at December
31, 1999             $1,767,215 $7,736,201 $3,322,971  $15,210,070
----------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows


Year Ended December 31                         1999           1998         1997
--------------------------------------------------------------------------------

Cash Flows from Operations:
Net income                              $ 6,438,845    $ 3,299,660  $ 1,988,212
Adjustments reconciling to cash from
operations:
  Increase in benefit reserves            1,806,387        806,183      704,142
  (Increase) decrease in claim
  liabilities                               196,571       (111,746)       9,630
  (Increase) decrease in reinsurance
  recoverable                              (142,987)      (380,034)     191,602
  Interest credited on policyholder
  deposits                                  862,615        845,608      914,061
  Provision for amortization and
    depreciation,
    net of deferrals                        308,403        591,743      619,544
  Amortization of premium and
    accretion of discount on securities
    purchased, net                          147,566        112,432       (7,438)
  Net realized investment gains          (9,375,339)    (3,675,489)  (2,193,148)
  Decrease in accrued investment income      79,307         12,304       62,016
  Change in other assets and
    liabilities                             325,992       (269,857)      24,919
  Increase (decrease) in deferred
    federal income tax liability            550,000        (19,000)     141,000
  Increase (decrease) in federal
    income taxes payable                   (836,515)       408,000     (263,500)
--------------------------------------------------------------------------------
Net Cash provided by Operations             360,845      1,619,804    2,191,040

Cash Flows from Investment Activities:
Securities available-for-sale:
  Purchases - fixed maturities           (7,956,333)   (12,642,382)  (3,011,750)
  Purchases - equity securities         (73,590,880)   (33,322,649) (24,800,144)
  Sales - fixed maturities               16,523,864     15,160,161    8,498,183
  Sales - equity securities              79,476,540     33,432,382   22,570,580
Purchase price paid for subsidiaries
in excess
  of cash acquired                       (3,117,832)    (3,787,613)         ---
Investment management and brokerage
account fees                               (292,195)      (417,326)    (249,841)
Short-term investments sold
(acquired), net                             572,192        (22,313)     320,918
Additions to real estate                   (204,216)       (35,270)     (77,983)
Additions to property and equipment,
net                                        (197,603)      (512,242)    (163,430)
(Increase) decrease in net broker
receivable                                    8,125        245,000      (95,000)
Other investing activities, net              (5,776)       159,955      (27,798)
--------------------------------------------------------------------------------
Net Cash provided by (used in)
Investment Activities                    11,215,886     (1,742,297)   2,963,735

Cash Flows from Financing Activities:
Policyholder deposits                       705,985        817,372      787,910
Policyholder withdrawals                 (2,080,766)    (2,158,681)  (2,093,351)
Proceeds from note payable - bank         2,500,000      3,400,000          ---
Payments on notes payable - bank           (510,000)      (400,000)    (365,000)
Net brokerage account loan proceeds
(repayment)                              (1,406,524)       989,014      518,394
Common stock repurchase                    (391,024)           ---          ---
Preferred stock redemption                      ---       (169,139)         ---
Dividends on redeemable convertible
preferred stock                                 ---       (279,650)    (407,000)
Issuance of common stock                        ---         45,000          ---
Notes payable and interest - guarantor          ---            ---     (220,869)
--------------------------------------------------------------------------------
Net Cash provided by (used in)
Financing Activities                     (1,182,329)     2,243,916   (1,779,916)

--------------------------------------------------------------------------------
Net Increase in Cash and Cash
Equivalents                              10,394,402      2,121,423    3,374,859
Cash and Cash Equivalents at Beginning
of Period                                 8,301,999      6,180,576    2,805,717
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of
Period                                 $ 18,696,401    $ 8,301,999  $ 6,180,576
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation. The accompanying consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly-owned subsidiaries: Citizens Security Life Insurance Company ("Citizens Security"), United Liberty Life Insurance Company ("United Liberty"), Kentucky Insurance Company ("Kentucky Insurance"), and Corporate Realty Service, Inc. ("Corporate Realty"). These entities are collectively hereinafter referred to as the "Company". United Liberty is also a wholly owned subsidiary of Citizens Security. All significant intercompany accounts and transactions are eliminated in consolidation. Certain balances in prior years have been reclassified to conform to current year classifications.

Nature of Operations. The Company engages primarily in the business of life insurance, annuities and accident and health insurance through Citizens Security and United Liberty ("the Life Insurance Subsidiaries"). The Life Insurance Subsidiaries offer life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents. Kentucky Insurance was acquired during 1999 (see Note 2) and is licensed as a property and casualty insurer in four states. The Company is planning to offer home service fire and casualty insurance coverage; however, Kentucky Insurance currently has no business inforce. Corporate Realty manages the Company's real estate along with two other properties affiliated with the Company's Chairman.

The individual life insurance products currently offered by the Life Insurance Subsidiaries consist of traditional whole life insurance and universal life insurance policies. Citizens Security also sells group life and accidental death and dismemberment policies. The fixed-rate annuity products offered by Citizens Security consist of flexible premium deferred annuities, life policy annuity riders, and single premium deferred annuities. Citizens Security's individual accident and health insurance products provide coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment, while the group accident and health products provide coverage for short and long-term disability, income protection and dental procedures.

Citizens Security is licensed to sell products in the District of Columbia and 20 states primarily located in the South and Southeast. United Liberty is licensed to sell products in 23 states primarily located in the South, Midwest, and West. United Liberty's ongoing sales efforts are focused primarily in nine states where Citizens Security is not licensed.

The Life Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 2,400 sales representatives. Substantially all of these agents also represent other insurance carriers. Approximately 350 of the agents specialize in the home service market while approximately 120 are preneed representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.


Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 1999 was $1,921,544 ($1,645,577 at December 31,
1998).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 10 to 20 years using the straight-line method. At December 31, 1999, accumulated amortization was $238,834 ($186,949 at December 31, 1998).

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 1999, accumulated amortization was $3,645,196 ($2,805,882 at December 31, 1998).

Benefit Reserves and Policyholder Deposits. Traditional life and accident and health insurance products include those contracts with fixed and guaranteed premiums and benefits and consist principally of whole-life and term insurance policies, limited-payment life insurance policies and certain annuities with life contingencies. Reserves on such policies are based on assumed investment yields which range from 6% to 7%. Reserves on traditional life and accident and health insurance products are determined using the net level premium method based on future investment yields, mortality, withdrawals, and other assumptions, including dividends on participating policies. Such assumptions are based on past experience and include provisions for possible unfavorable deviation.

Benefit reserves and policyholder contract deposits on universal life, other interest-sensitive life products and investment-type products are determined using the retrospective deposit method and consist of policy account balances, before deducting surrender charges, which accrue to the benefit of the policyholder.

Participating insurance business constituted approximately 6%, 7% and 1% of ordinary life insurance inforce and 5%, 5% and 1% of annualized ordinary life premium inforce at December 31, 1999, 1998 and 1997, respectively Participating dividends are determined at the discretion of the Board of Directors.

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

Federal Income Taxes. The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

Earnings Per Share. Basic earnings per share amounts are based on the weighted average number of common shares outstanding during the year.
Diluted earnings per share amounts assume conversion of all outstanding Redeemable Convertible Preferred Stock at a conversion price of $5.50 per share (see notes 7 and 8).

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


Note  2--ACQUISITIONS

On October 14, 1999, the Company acquired 100% of the stock of Kentucky Insurance from an unaffiliated insurance holding company (the "Kentucky Insurance Acquisition"). Kentucky Insurance is licensed as a property and casualty insurance company in four states and has approximately $3.2 million of statutory capital and surplus; however, it currently has no insurance operations. The aggregate purchase price for the Kentucky Insurance Acquisition was approximately $3,550,000 (including net costs associated with the acquisition of approximately $50,000). The acquisition was financed with available internal funds and $2,500,000 of additional bank borrowings at the prime rate.

On May 12, 1998 the Company acquired 100% of the common stock of United Liberty from an unaffiliated insurance holding company (the "United Acquisition"). The aggregate purchase price for the United Acquisition was approximately $7,076,000 (including net costs associated with the acquisition of approximately $445,000). In conjunction with the acquisition, the seller retained approximately $2,100,000 of United Liberty's real estate related and other assets, which were replaced with cash by Citizens Security. This acquisition was financed with available internal funds and approximately $3,400,000 of additional bank borrowings under a Term Loan Agreement. The Term Loan Agreement represented refinancing of debt relating to a prior acquisition.

Both acquisitions were accounted for as purchases and the acquired companies' results of operations are included in the consolidated statements since their respective dates of acquisition.

Note 3--INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other than temporary.





December 31, 1999             Amortized      Gross Unrealized       Fair Value
                                Cost       Gains        Losses  (Carrying Value)
--------------------------------------------------------------------------------
Fixed Maturities:
  U.S. Government
  obligations              $  8,723,722   $     640  $  101,100     $  8,623,262
  Corporate securities       55,714,282   2,222,719   1,569,797       56,367,204
  Mortgage-backed             4,520,630      32,000      41,848        4,510,782
securities
--------------------------------------------------------------------------------
Total                      $ 68,958,634  $2,255,359  $1,712,745     $ 69,501,248
--------------------------------------------------------------------------------
Equity Securities          $ 18,228,519  $5,080,683  $  367,928     $ 22,941,274
--------------------------------------------------------------------------------

December 31, 1998
--------------------------------------------------------------------------------
Fixed Maturities:
  U.S. Government
  obligations              $  9,656,117  $  317,327  $       30     $  9,973,414
  Corporate securities       59,796,816   2,283,505     465,680       61,614,641
  Mortgage-backed             5,782,266     258,330      45,909        5,994,687
securities
--------------------------------------------------------------------------------
Total                       $ 75,235,199 $ 2,859,162 $  511,619     $ 77,582,742
--------------------------------------------------------------------------------
Equity Securities           $ 14,733,876 $ 2,887,926 $  413,464     $ 17,208,338
--------------------------------------------------------------------------------

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, at December 31, 1999, 1998 and 1997, and the amount of net realized investment gain or loss included in net income for the respective years then ended are as follows:

Year Ended December 31                    1999        1998          1997
-------------------------------------------------------------------------
Fixed maturities:
  Change in net unrealized
    appreciation                  $(1,804,929)   $1,158,586   $ 1,386,925
  Net realized gain               $   243,949    $  827,204   $    61,173
Equity securities:
  Change in net unrealized
    appreciation                  $ 2,238,293    $ (454,225)  $ 2,050,241
  Net realized gain               $ 9,131,390    $2,848,285   $ 2,131,975

The amortized cost and fair value of investments in fixed maturities at December 31, 1999, by contractual maturity are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.




                                         Amortized
December 31, 1999                          Cost        Fair Value
------------------------------------------------------------------
Due in one year or less              $  6,451,902   $  6,426,135
Due  after  one  year  through  five
years                                  35,685,365     36,587,152
Due after  five  years  through  ten
years                                  18,744,915     17,911,916
Due after ten years                     3,555,822      4,065,263
------------------------------------------------------------------
Subtotal                               64,438,004     64,990,466
Mortgage-backed securities              4,520,630      4,510,782
------------------------------------------------------------------
Total                                $ 68,958,634   $ 69,501,248
------------------------------------------------------------------

Gross  gains of  $1,260,650,  $1,411,737  and  $171,062  and  gross  losses of
$969,136, $502,680 and $96,073 were realized on the sale of available-for-sale fixed maturities during 1999, 1998 and 1997, respectively. Included in gross realized losses during 1999, 1998 and 1997 are net adjustments to the carrying value of available-for-sale fixed maturities of $55,000, $150,000 and $75,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been reduced by $20,021, $38,098 and $3,039 in 1999, 1998 and 1997 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $27,544, $43,755 and $10,777 in 1999, 1998 and 1997 respectively, for incentive fees earned by the portfolio manager.

Gross gains of  $16,414,949,  $8,165,216  and  $3,520,589  and gross losses of
$6,350,927,   $4,978,908,   and  $746,780   were   realized  on  the  sale  of
available-for-sale equity securities during 1999, 1998 and 1997. Included in gross realized losses during 1999, 1998 and 1997 are adjustments to the carrying value of available-for-sale equity securities of $1,017,000, $1,356,000 and $232,544 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been reduced by $229,861, $100,929 and $59,904 in 1999, 1998 and 1997 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $702,771, $237,094 and $581,930 in 1999, 1998 and 1997, respectively, for incentive and guaranty fees earned by the portfolio manager and costs associated with operating a brokerage margin account. Under terms of this brokerage margin account, Morgan Stanley & Company, Inc. permits 50% of the value of securities held in the account to be purchased on margin, at a 6.625% interest rate. At December 31, 1999 and 1998, margin advances of $100,884 and $1,507,408 respectively, were outstanding and are included in the financial statements with accrued expenses and other liabilities.

Net unrealized appreciation of available-for-sale securities is summarized as follows:

December 31                                       1999        1998
---------------------------------------------------------------------
Net appreciation (depreciation)on
available-for-sale:
  Fixed maturities                         $   542,614  $ 2,347,543
  Equity securities                          4,712,755    2,474,462
Adjustment of deferred policy
acquisition costs                             (220,566)    (155,919)
Deferred income taxes                       (1,711,832)  (1,586,470)
---------------------------------------------------------------------
Net unrealized appreciation                $ 3,322,971  $ 3,079,616
---------------------------------------------------------------------

Investment management services are provided by a firm affiliated with certain board members and shareholders of the Company - see Related Party Transaction
Note 16.

Major categories of investment income are summarized as follows:

Year Ended December 31            1999        1998         1997
----------------------------------------------------------------
Fixed maturities             $4,655,498  $4,157,891  $3,033,320
Equity securities               523,520     422,847     317,699
Mortgage   loans   on  real      15,406      16,214      16,321
estate
Policy loans                    233,844     210,588     174,647
Investment real estate          245,260     406,971     334,044
Short-term  investments and     454,102     335,332     148,421
other
----------------------------------------------------------------
Subtotal                      6,127,630  $5,549,843  $4,024,452
Investment expense             (242,318)   (359,521)   (215,514)
----------------------------------------------------------------
Net investment income        $5,885,312  $5,190,322  $3,808,938
----------------------------------------------------------------

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The Company's largest investment in any entity (other than the U.S. Government) was Clear Channel Communications fixed maturities totaling $4,551,100 and $2,715,500 at December 31, 1999 and 1998, respectively. At December 31, 1999, the Company had no investments which had not been income producing for a period of at least twelve months prior to year end.

The following table is a reconciliation of the net unrealized gain arising during the period and the change in net unrealized gains as reported on the accompanying statements of shareholders' equity.

                                Pretax          Tax        Net-of-Tax
Year Ended                      Amount        Expense        Amount
-----------------------------------------------------------------------

December 31, 1999:
  Unrealized gain arising   $ 9,744,056   $ 2,533,084    $ 7,210,972
  Less:    Reclassification
           adjustment for
           gains  realized in
           net income         9,375,339     2,407,722      6,967,617
-----------------------------------------------------------------------
  Change in net  unrealized
  gain                      $   368,717   $   125,362    $   243,355
=======================================================================

December 31, 1998:
  Unrealized gain arising   $ 4,409,760   $   947,996    $ 3,461,764
  Less:    Reclassification
           adjustment for
           gains  realized in
           net income         3,675,489       698,343      2,977,146
-----------------------------------------------------------------------
  Change in net  unrealized
  gain                      $   734,271   $   249,653    $   484,618
=======================================================================

In conjunction with management of its equities portfolio, the Company has also taken certain option positions, generally on equity securities or related market indices. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 1999, options purchases totaled approximately $4,375,000 and related net realized gains totaled approximately $1,567,500. At December 31, 1999 net option asset positions outstanding had a market value of $1,144,750 and a cost of $120,450. There is no significant off-balance-sheet risk associated with these positions.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $51,099,000, at December 31, 1999, placed on deposit at various financial institutions which are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land in which it currently resides. At December 31, 1999 and 1998, the Company occupied approximately 28% and 25%, respectively of the building with the remaining space leased or available for lease to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portion is reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 1999 and 1998 on the investment real estate portion of the building was $843,053 and $772,213, respectively.

The Company leases office space to third-party tenants under noncancellable lease agreements. Future minimum rental income is $420,280, $379,633,
$326,462,  $218,538,  $128,269,  and  $12,640  for years  2000  through  2005, respectively.

Note 4--VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. Balances outstanding relate to the purchase of United Liberty and two additional companies which have been merged into Citizens Security (Integrity National Life Insurance Company and Old South Life Insurance Company). An analysis of the value of insurance acquired for the years ended December 31, 1999, 1998 and 1997 is as follows:

Year Ended December 31             1999        1998        1997
----------------------------------------------------------------
Balance  at   beginning  of
year                         $6,135,132  $4,496,872  $5,081,865
Purchase of United Liberty          ---   2,334,962         ---
Accretion of interest           378,996     372,629     321,166
Amortization                 (1,218,310) (1,069,331)   (906,159)
----------------------------------------------------------------
Balance at end of year       $5,295,818  $6,135,132  $4,496,872
----------------------------------------------------------------

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 2000 - $693,000; 2001 - $623,000; 2002 - $537,000; 2003 - $457,000; and 2004 - $398,000.


Note 5--LIABILITY FOR ACCIDENT AND HEALTH UNPAID CLAIMS AND INCURRED, BUT NOT REPORTED CLAIMS PORTION OF RESERVES

Activity in the accident and health liability portion of policy and contract claims ($494,616 and $391,311 at December 31, 1999 and 1998, respectively) and the incurred but not reported portion of accident and health reserves ($2,219,676 and $2,016,205 at December 31, 1999 and 1998, respectively) are summarized as follows:

Year Ended December 31                          1999         1998
------------------------------------------------------------------
Balance at January 1                      $2,407,516   $1,173,774
  Less: reinsurance recoverable            1,597,137      292,327
------------------------------------------------------------------
Net balance at January 1                     810,379      881,447
United Liberty balance at acquisition            ---       33,112
Total incurred - current year              5,496,236    5,027,678
Paid related to:
  Current year                             4,785,389    4,644,723
  Prior years                                526,981      487,135
------------------------------------------------------------------
Total paid                                 5,312,370    5,131,858
------------------------------------------------------------------
Net balance at December 31                   994,245      810,379
  Plus reinsurance recoverable             1,720,047    1,597,137
------------------------------------------------------------------
Balance at December 31                    $2,714,292   $2,407,516
------------------------------------------------------------------


Note 6--DEBT

Long term debt consists of the following:

December 31                                       1999         1998
---------------------------------------------------------------------
Commercial bank notes, prime, due 2007      $8,500,000   $6,510,000
Less: Current Portion                         (500,000)    (510,000)
---------------------------------------------------------------------
Long Term Portion                           $8,000,000   $6,000,000
---------------------------------------------------------------------

The Company's outstanding borrowings relate primarily to various insurance company acquisitions. On October 14, 1999, the Company borrowed $2,500,000 in conjunction with the Kentucky Insurance Acquisition and on May 12, 1998 borrowed $3,400,000 in conjunction with the United Acquisition. Interest is payable quarterly at the bank's prime lending rate. Principal installments are due as follows: 2000 - $500,000; 2001 - $904,167; 2002 through 2004 -
$1,316,666;  2005 and 2006 -  $1,416,666;  and 2007 -  $312,503.  The  Company
has pledged the issued and outstanding common and preferred stock of Citizens Security and Kentucky Insurance as collateral for the commercial bank notes. The bank notes also contain covenants regarding asset acquisitions, shareholder dividends and maintenance of certain operating ratios.

Cash paid for interest on debt was $595,939, $524,765 and $367,539 during 1999, 1998 and 1997, respectively; including $84,491, $108,514 and $103,327 in 1999, 1998 and 1997, respectively, related to brokerage account borrowings.


Note 7--REDEEMABLE CONVERTIBLE PREFERRED STOCK

In conjunction with the Integrity Acquisition, during 1995 and 1996, the Company issued $4,070,000 of redeemable convertible preferred stock with cumulative quarterly dividends due at an annual rate of 10%. During the third quarter of 1998, the Company converted approximately 98% of the preferred stock to common stock and repurchased the remaining 2% for cash. The conversion resulted in issuance of 722,000 additional common shares and increased common shareholders' equity by $3,937,768. The remaining preferred shares were repurchased for $162,000, resulting in a net shareholders' equity reduction of $63,000.


Note 8--EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. See Note 7 above for additional disclosures regarding the outstanding preferred stock.

 Year Ended December 31                          1999         1998         1997
 -------------------------------------------------------------------------------
 Numerator:

    Diluted:    Net income                  $6,438,845   $3,299,660  $1,988,212
         Less: Preferred stock dividends           ---      279,650     407,000
 -------------------------------------------------------------------------------
    Basic:     Net income applicable to
               common stock                 $6,438,845   $3,020,010  $1,581,212
 -------------------------------------------------------------------------------

 Denominator:
    Basic:     Weighted average common
               shares                        1,793,554    1,306,894   1,075,615
               Plus: Assumed conversion
               of preferred stock                  ---      505,233     740,000
 -------------------------------------------------------------------------------
    Diluted:    Weighted average shares
             assuming preferred conversions  1,793,554    1,812,127   1,815,615
 -------------------------------------------------------------------------------
    Basic earnings per share                         $3.59      $2.31      $1.47
    Diluted earnings per share                       $3.59      $1.82      $1.10

Options to purchase 5,000 shares of the Company's common stock at $9 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. These options were exercised during 1998. No common dividends were paid for 1999, 1998, or 1997.

Note 9--INCOME TAXES

Income taxes consist of the following:

Year Ended December 31            1999        1998        1997
----------------------------------------------------------------
Current tax expense          $1,675,000    $793,000    $341,500
Deferred     tax    expense
(benefit)                       550,000     (19,000)    141,000
----------------------------------------------------------------
Income tax expense           $2,225,000    $774,000    $482,500
----------------------------------------------------------------

Tax expense includes a state and local income tax provision of $225,000 in 1999 and none in 1998 or 1997. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

December 31                                       1999         1998
---------------------------------------------------------------------
Deferred Tax Liabilities:
  Value of insurance acquired              $ 1,800,578   $ 2,085,945
  Net unrealized gains on
  available-for-sale securities              1,711,832    1,586,470
  Other                                        826,620      223,901
---------------------------------------------------------------------
   Total deferred tax liabilities            4,339,030    3,896,316

Deferred Tax Assets:
  Policy and contract reserves               1,758,494    1,591,595
  Deferred policy acquisition costs             78,267      543,132
  Fixed maturities and equity securities       377,528      338,474
  Real estate                                  548,668      548,668
  Alternative    minimum    tax    credit
carryforwards                                      ---      508,688
  Net operating loss carryforwards                 ---       88,766
  Other                                        430,117      348,377
---------------------------------------------------------------------
   Total deferred tax assets                 3,193,074    3,967,700
   Valuation  allowance  for deferred tax
   assets                                     (833,258)  (1,376,402)
---------------------------------------------------------------------
   Net deferred tax assets                   2,359,816    2,591,298

---------------------------------------------------------------------
Net deferred tax liabilities               $ 1,979,214  $ 1,305,018
---------------------------------------------------------------------

The following is a reconciliation of the federal statutory income tax rate to the Company's effective income tax rate:

December 31                      1999        1998        1997
-------------------------------------------------------------------
Statutory rate of income tax      34.00 %     34.00 %     34.00  %
Small life deduction              (5.91)     (13.90)     (18.32)
Alternative     minimum    tax    ---         (2.69)       5.28
(credit)
State and local income tax         3.16        0.00        0.00
Surtax exemption and other         0.96        1.01       (3.76)
Dividend exclusion                (0.87)      (1.52)      (1.71)
Change in valuation allowance     (5.66)       2.10        4.04
-------------------------------------------------------------------
Effective rate of income tax      25.68 %     19.00 %     19.53  %
-------------------------------------------------------------------

Income  taxes  paid in 1999,  1998  and 1997  were  $2,458,515,  $385,000  and
$610,000,  respectively.  The Company utilized $235,567, $430,885 and $508,488 of net operating loss carryforwards in 1999, 1998 and 1997, respectively. The change in the valuation allowance is due principally to changes in the alternative minimum tax credit and utilization of net operating loss carryforwards.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders' surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis.  Distributions  from the  policyholders'  surplus  would be  subject to income tax. At December 31, 1999, Citizens Security could have paid additional dividends of approximately $19,065,000 before paying tax on any part of its policyholders' surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 1999. However, legislation has been proposed which would tax undistributed policyholder surplus.


Note 10--STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS' EQUITY

The Insurance Subsidiaries are domiciled in Kentucky and prepare their statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky Department of Insurance ("KDI"). Net income and capital and surplus for the Company's insurance operations, as reported in accordance with SAP, for the three years ended December 31, 1999 are shown below.

Year Ended December 31             1999        1998           1997
-------------------------------------------------------------------
Net Income                $  4,966,948  $  3,662,188    $ 1,708,884
Capital and Surplus       $ 16,227,706  $ 11,227,528    $ 9,627,479

Citizens Security reports its investment in United Liberty on the equity method of accounting for statutory accounting purposes. Accordingly, the admitted value of Citizens Security's investment in United Liberty equals United Liberty's statutory capital and surplus total of $3,070,963 and $3,302,107 at December 31, 1999 and 1998, respectively. Citizens Security's net income includes $234,853 and $404,553 of United Liberty statutory earnings in 1999 and 1998, respectively. The 1999 totals above also include $21,240 of statutory net income for Kentucky Insurance since its October, 1999 acquisition and $3,285,375 of statutory capital and surplus at December 31, 1999.

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

Statutory restrictions limit the amount of dividends which the insurance companies may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 1999, 1998 and 1997, with appropriate prior regulatory approval, Citizens Security redeemed $1,200,000. $1,500,000, and $1,050,000 respectively, of its outstanding preferred stock from the Company. In addition, during 1999, with appropriate regulatory approval, Citizens Security paid a dividend of $1,000,000 to the Company. During 1999 and 1998, United Liberty paid dividends of $200,000 and $325,000 respectively, to Citizens Security. The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for insurance companies domiciled in Kentucky. The KDI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Insurance Subsidiaries each have a Ratio that is at least 400% of the minimum RBC requirements; accordingly, they all meet the RBC requirements.

Under a prior year agreement, an option to purchase 5,000 shares of the Company's common stock was granted to an officer and was outstanding at the beginning of 1998. The stock option vested as of June 16, 1995, at an exercise price of $9 per share, and was scheduled to expire on June 16, 1998. This option was exercised during the second quarter of 1998, resulting in an increase to shareholders' equity of $45,000. The Company accounts for its stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for this stock option. No options were exercised during 1999 or 1997. The effect of applying the fair value method of accounting for the Company's stock based awards results in net income and earnings per share that are not materially different from amounts reported.


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

Segment information as of December 31, 1999, 1998 and 1997, and for the years then ended is as follows:

Year Ended December 31                 1999        1998            1997
-------------------------------------------------------------------------
Revenue:
  Home Service Life             $ 8,745,144  $ 8,315,665   $  8,322,333
  Broker Life                     6,003,025    5,341,104      4,482,486
  Preneed Life                    3,614,758    2,099,584            ---
  Dental                          7,141,409    6,435,680      7,218,575
  Other Health                    1,383,437    1,409,483      1,485,301
-------------------------------------------------------------------------
  Segment Totals                 26,887,773   23,601,516     21,508,695
  Net  realized   investment
  gains, net of expenses          9,375,339    3,675,489      2,193,148
-------------------------------------------------------------------------
  Total Revenue                $ 36,263,112 $ 27,277,005  $  23,701,843
-------------------------------------------------------------------------

Below are the net investment income amounts which are included in the revenue totals above.

Year Ended December 31                  1999        1998            1997
-------------------------------------------------------------------------

Net Investment Income:
  Home Service Life             $  1,993,810  $ 1,750,942   $  1,769,757
  Broker Life                      2,488,921    2,283,466      1,898,714
  Preneed Life                     1,282,397    1,025,696            ---
  Dental                              34,848       20,801         23,568
  Other Health                        85,336      109,417        116,899
-------------------------------------------------------------------------
  Segment Totals                $  5,885,312  $ 5,190,322   $  3,808,938
-------------------------------------------------------------------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, determined in accordance with the accounting policies described in Note 1, except net realized investment gains and interest expense are excluded. The majority of the Company's realized investment gains are generated from investment in equity securities. The equities portfolio has averaged approximately $15,589,000 (cost basis) during the past three years. If these funds had been invested in fixed-maturities yielding 7.0%, realized investment gains would have declined and the segment profit totals below would have increased by an additional $922,000, $594,000, and $493,000 in 1999, 1998, and 1997 respectively. The decline in Segment profit in 1999 from 1998 is impacted by additional investments in equity securities, increased marketing costs in the Preneed segment, and moderate increases in mortality, partially offset by continuing improvement in Dental sales volume and profit margins.

Year Ended December 31                      1999        1998        1997
-------------------------------------------------------------------------

Segment Profit (Loss):
  Home Service Life                $     312,703  $  211,713  $   97,098
  Broker Life                            150,317     254,189     100,655
  Preneed Life                          (993,560)     15,325         ---
  Dental                                 436,587     295,038     214,495
  Other Health                           (64,524)     90,174     206,591
-------------------------------------------------------------------------
  Segment Totals                        (158,477)    866,439     618,839
  Net  realized   investment
  gains, net of expenses               9,375,339   3,675,489   2,193,148
  Interest expense                       553,017     468,268     341,275
-------------------------------------------------------------------------
  Income before Income Tax         $   8,663,845  $4,073,660  $2,470,712
-------------------------------------------------------------------------

Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

Year Ended December 31                      1998        1997        1996
-------------------------------------------------------------------------

Depreciation and Amortization:
  Home Service Life                  $   583,456 $   710,150 $   736,651
  Broker Life                            601,640     757,154     760,311
  Preneed Life                           381,354     135,723         ---
  Dental                                  50,276      54,381      59,812
  Other Health                            41,661      40,708      45,103
-------------------------------------------------------------------------
  Segment Totals                     $ 1,658,387 $ 1,698,116 $ 1,601,877
-------------------------------------------------------------------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

December 31                                1999        1998          1997
-------------------------------------------------------------------------

Assets:
  Home Service Life                 $ 47,347,032  $43,299,037 $ 42,944,975
  Broker Life                         57,958,271   52,783,159   39,165,663
  Preneed Life                        29,754,353   30,869,962          ---
  Dental                                 913,939      674,728      699,382
  Other Health                         2,006,435    1,872,237    1,939,822
-------------------------------------------------------------------------
  Total Assets                      $137,980,030 $129,499,123 $ 84,749,842
-------------------------------------------------------------------------


Note 12--REINSURANCE

The Company currently follows the general practice of reinsuring that portion of risk on the life of any individual which is in excess of $40,000 for individual policies (under yearly renewable term and coinsurance agreements) and $15,000 for group policies (under a group yearly renewable term agreement). Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one policyholder. Individual and group accidental death coverage and major medical accident and health coverages are 100% reinsured. To the extent that reinsuring companies are unable to meet obligations under reinsurance agreements, the Company would remain liable.


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


Note 14--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 1999 and 1998, the fair value of available-for-sale fixed maturities was $69,501,248 and $77,582,742, respectively.

Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 1999 and 1998, the fair value of equity securities was $22,941,274 and $17,208,338, respectively.

Short-Term   Investments:   The  carrying  amount  of  short-term  investments
approximates their fair value. At December 31, 1999 and 1998, the fair value of short-term investments was $580,425 and $594,805, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 1999 and 1998, the fair value of cash and cash equivalents was $18,696,401 and $8,301,999, respectively.

Mortgage Loans: The carrying amount of mortgage loans approximates their fair value. At December 31, 1999 and 1998, the fair value of mortgage loans was $158,309 and $164,757, respectively.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 1999 and 1998, the fair value of policy loans was $4,059,801 and $4,034,152, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 1999 and 1998, the fair value of investment-type fixed annuity contracts was $8,257,568 and $8,726,975, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 1999 and 1998, the fair value of notes payable was $8,500,000 and $6,510,000, respectively.


Note 15--BENEFIT PLANS

During 1997, the Company adopted a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion its Board of Directors. Company expense associated with this plan totaled $34,860, $24,337 and $15,238 in 1999, 1998 and 1997, respectively.


Note 16--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. The Chairman provides investment portfolio management for the Company and its subsidiaries through SMC Advisors, Incorporated (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provide for total annual fixed fees of $48,000 ($39,000 prior to the Kentucky Insurance Acquisition) and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year is not carried forward to the next contract year. Fixed fees totaled $39,000, $34,500, and $30,000 in 1999, 1998 and 1997, respectively. Incentive fees of $617,524, $196,904 and $306,747 were incurred and paid for 1999, 1998 and 1997, respectively. Previously, the Chairman, personally guaranteed a portion of the Company's commercial bank debt in return for a fee. Effective June 15, 1998 the commercial bank unilaterally released the Chairman's personal guarantee. Fees earned in connection with the Chairman's guarantee totaled $169,583 for 1997. No guaranty fees were earned for 1999 or 1998. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $85,396, $46,429 and $26,451 in 1999, 1998, and 1997, respectively. During 1999, the Company began managing certain commercial real estate affiliated with its Chairman. The Company charges the real estate projects management fees at market rates, which totaled $114,628 during 1999.

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


                                   PART III

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is set forth under the captions "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 25, 2000, and such information is here incorporated by reference.


                       ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the caption "Executive Compensation" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 25, 2000, and such information is here incorporated by reference.


              ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 25, 2000, and such information is here incorporated by reference.


                        ITEM 12.  CERTAIN RELATIONSHIPS
                           AND RELATED TRANSACTIONS

The information required by this Item is set forth under the captions "Certain Transactions Involving Directors and Executive Officers" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 25, 2000, and such information is here incorporated by reference.

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

                                             CITIZENS FINANCIAL CORPORATION


March 23, 2000                             By:     /s/ Darrell R. Wells
                                               ---------------------------------
                                                Darrell R. Wells
                                                President

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells
---------------------------
Darrell R. Wells                Director and President      March 23, 2000
                               (principal executive
                                officer)
/s/ Lane A. Hersman
---------------------------
Lane A. Hersman                 Director and Executive      March 23, 2000
                                Vice President
/s/ Brent L. Nemec
---------------------------
Brent L. Nemec                  Vice President,             March 23, 2000
                                Accounting,
                                Chief  Financial   Officer,
                                and Treasurer (principal
                                financial and accounting officer)

/s/ John H. Harralson, Jr.
---------------------------
John H. Harralson, Jr.          Director                    March 23, 2000

/s/ Frank T. Kiley
---------------------------
Frank T. Kiley                  Director                    March 23, 2000

/s/ Charles A. Mays
---------------------------
Charles A. Mays                 Director                    March 23, 2000

/s/ Earle V. Powell
---------------------------
Earle V. Powell                 Director                    March 23, 2000

/s/ Thomas G. Ward
---------------------------
Thomas G. Ward                  Director                    March 23, 2000

/s/ Margaret A. Wells
---------------------------
Margaret A. Wells               Director                    March 23, 2000

                               INDEX TO EXHIBITS

                                 (Item 13(b))

The documents listed in the following table are filed as Exhibits in response to Item 13(b). Exhibits listed that are not filed herewith are incorporated herein by reference.



     Exhibit                       Description
       No.

         3.1     Restated Articles of Incorporation of the
                 Company dated August 12, 1996 (filed as
                 Exhibit 3.1 to the Company's Form 10-KSB dated March 31, 1999)

         3.2     Bylaws of the Company adopted September 12,
                 1990 as amended March 25, 1994 (filed as
                 Exhibit 3.2 to the Company's Form 10-K dated
                 March 28, 1996)

         4 Provisions of Articles of Incorporation of the Company Defining the Rights of Holders of Class A Stock (filed as Exhibit 4 to the Company's Form 10 Registration Statement)

         10.1 Investment Management Agreements dated July 1, 1994 between Citizens Security and the Company and SMC Advisors, Incorporated (filed as Exhibit 10.1 to the Company's Form 10-K dated March 29, 1995)

         10.1B   Investment Management Agreement dated June
                 1, 1998 between United Liberty and SMC
                 Advisors, Incorporated (filed as Exhibit
                 10.1B to the Company's Form 10-KSB dated
                 March 31, 1999)

         10.1C   Investment Management Agreement dated
                 February 6, 2000 between Kentucky Insurance and SMC Advisors, Incorporated (filed herewith)

         10.9    Form of Employment Agreement with Certain
                 Executives of the Company and Schedule of Data (filed as Exhibit 10.9 to the Company's
                 Form 10-K dated March 28, 1996)*

         10.10 1999 Stock Option Plan (filed as exhibit to the Company's proxy statement for annual meeting of shareholders held on May 20,
                 1999)*

         21.1    Subsidiaries of the small business issuer
                 (filed herewith)

         23.2    Consent of Independent Auditors
                 (filed herewith)

         27 Financial Data Schedule (electronic filing only)

        ----------------------------------------------------------

               * Management contract or compensatory plan or arrangement.

                                EXHIBIT 10.1C

                             AMENDED AND RESTATED
                        INVESTMENT MANAGEMENT AGREEMENT


      THIS AGREEMENT is entered into by and between KENTUCKY INSURANCE COMPANY, a Kentucky insurance company ("Company") and SMC ADVISORS, INC., a Kentucky corporation ("SMC").
                                   RECITALS:
      SMC and its president, Darrell R. Wells, are experienced in investment decisions, policies and strategies. Company desires to employ SMC to manage Company's entire bonds and stocks investment portfolio (the "Bonds and Stocks Portfolio") on a fee basis and SMC is willing to undertake such duties, all in accordance with the terms set forth herein.
      NOW, THEREFORE, the parties agree as follows:
      1. Employment of SMC. Company hereby employs SMC and SMC hereby accepts employment by Company as investment advisor and manager of the Bonds and Stocks Portfolio.
      2. Duties and Responsibilities of SMC. Subject to the overall guidance of Company, SMC shall administer day-to-day operations of the Bonds and Stock Portfolio; shall serve as Company's investment advisor and consultant in connection with policy decisions to be made by Company with respect to the Bonds and Stocks Portfolio; shall investigate, select, and on behalf of Company conduct negotiations with brokers, underwriters, investment bankers and other persons in the securities industry; shall cause investment transactions with respect to the Bonds and Stocks Portfolio to be executed through brokers and other authorized persons dealing in Eligible Investments
(as hereinafter defined) and pay appropriate fees to such persons in connection with investments acquired, sold, or otherwise disposed of or committed, negotiated, or contemplated to be acquired, sold, or otherwise disposed of; shall exercise its own sound judgment in doing so; shall, upon request by Company, invest or reinvest any monies in the Bonds and Stocks Portfolio; shall perform or assist in performance of such administrative functions necessary in the management of the Bonds and Stocks Portfolio, as may be agreed upon by SMC and Company; from time to time, or at any time requested by Company, shall make reports of its performance of the foregoing services to Company; and shall be responsible for and shall have authorization to exchange, invest, reinvest, sell, and purchase assets of Company that are available for investment in the Bonds and Stocks Portfolio of Company. SMC shall invest only in such eligible investments as are permitted to property and casualty insurance companies under the Kentucky Insurance Code (including Subtitle 7, Chapter 304 of the Kentucky Revised Statutes) and regulations of the Kentucky Department of Insurance thereunder ("Eligible Investments"). All investment decisions made by SMC shall be in accordance with such overall policies of Company, if any, as may be disclosed to SMC from time to time. Notwithstanding any other provision herein, SMC shall not act as custodian for or hold any securities on behalf of KIC.

      3. Reporting and Disclosure.
            A. SMC shall report to the directors or other authorized officials of Company the results of investment transactions when requested to do so by Company. SMC shall consult with Company officials and its Board of Directors from time to time as directed by Company.
            B. Likewise, Company shall at all times keep SMC fully informed with regard to the investments owned by it, its funds available or to become available for investment, and generally as to the condition of Company's affairs. Company shall furnish SMC with copies of all available financial statements and other data necessary for SMC to carry out its duties hereunder.
      4. Books. SMC shall maintain appropriate records of all its activities hereunder.
      5. Compensation for Services. As compensation for its services rendered hereunder:
            A. SMC shall receive a monthly base fee of $500 payable in advance on the first day of each month beginning on the Effective Date of this Agreement (as hereinafter defined).
            B. With respect to each "Accounting Period" (which term shall mean the Effective Date through December 31, 1999 and then January 1 through December 31 of each calendar year ending after December 31, 1999 during the term of this Agreement), SMC shall be entitled to an amount of compensation equal to 5% of the sum of the Net Unrealized Capital Gains or Net Unrealized Capital Losses plus the Net Realized Capital Gains or Net Realized Capital Losses in the Bonds and Stocks Portfolio.
                  [1] For purposes of this Agreement, the terms "Net Realized Capital Gain" and "Net Realized Capital Loss" shall mean, with respect to any Accounting Period, the net difference between the aggregate gains realized in the Bonds and Stocks Portfolio during such Accounting Period from the purchase or sale of Eligible Investments and the aggregate losses realized in the Bonds and Stocks Portfolio during such Accounting Period from the purchase or sale of Eligible Investments.
                  [2] The terms "Net Unrealized Capital Gain" and "Net Unrealized Capital Loss" shall mean, with respect to any Accounting Period, the increase or decrease during such Accounting Period in the difference between the aggregate market value and the aggregate statutory book value of Eligible Investments in the Bonds and Stocks Portfolio.

                  [3] For purposes of computing Net Realized Capital Gain, Net Realized Capital Loss, Net Unrealized Capital Gain and Net Unrealized Capital Loss, gain or loss or increases or decreases in value difference between shall be determined on the basis of the statutory book value of an Eligible Investment and the proceeds thereof if disposed of or its closing value if held at the close on an Accounting Period. The closing value of any Eligible Investment for any Accounting Period shall be the value of such Eligible Investment determined in good faith by Company in accordance with the provisions of paragraph 5.B[4] hereof, as of the end of such Accounting Period.
                  [4] Eligible Investments which are listed on a national securities exchange shall be valued at their last sales price on the date of determination, or, if no sales occurred on such day, at the median between the "bid" and "asked" prices on such date. Eligible Investments which are not so listed shall be valued at their last closing "bid" price. All other Eligible Investments shall be valued in the manner determined in good faith by Company to best reflect their fair market value.
            C. Payment of incentive compensation shall be made to SMC by Company not later than 45 days after the end of each Accounting Period.
      6. Term of Agreement. This Agreement shall commence on the Effective Date and shall continue until December 31, 1999. This Agreement shall be automatically renewed for successive one-year periods unless either party notifies the other in writing not less than 30 days prior to the end of the then current period of its intent to terminate this Agreement at the end of such period.
      7. Responsibility of SMC. SMC assumes no responsibility under this Agreement other than to render all services called for hereunder in good faith and on an arms-length basis and shall not be responsible for any action of Company or officers of Company in following or declining to follow the advice and recommendations of SMC. SMC, its officers, directors, shareholders and employees will not be liable to Company, Company's shareholders, or others except by reason of acts constituting bad faith, willful misfeasance, gross negligence, or reckless disregard of its duties. SMC and Company are not partners or joint venturers, and nothing herein contained shall be construed so as to make them partners or joint venturers or impose any liability as such on either of them.
      8. Nonassignability. Neither party may assign its rights under this Agreement without the written consent of the other party.
      9. Termination. This Agreement shall be and become terminated, at the option of the other party immediately upon the giving of written notice of termination by such other party, if any of the following events shall occur:
            A. If either party shall violate any provision of this Agreement, and after notice of such violation, shall not cure such default within thirty
(30) days; or
            B. If either party shall be adjudged bankrupt or insolvent by a court or agency of competent jurisdiction, or an order shall be entered by a court or agency of competent jurisdiction for the appointment of a receiver, liquidator, or trustee of such party or of all or substantially all of its property by reason of the foregoing, or approving any petition filed against such party for its reorganization, and such adjudication or order shall remain in force or unstayed for a period of thirty (30) days; or

      C. If either party shall institute proceedings for voluntary bankruptcy, or shall file a petition seeking reorganization under the federal bankruptcy laws, or for relief under any federal or state law for the relief of debtors, or shall consent to the appointment of a receiver for it or for all or substantially all of its property, or shall make a general assignment for the benefit of its creditors, or shall admit in writing its inability to pay its debts generally as they may become due.
      10. Effect of Termination. Upon termination of this Agreement, SMC shall return to Company all books and records maintained by SMC with respect to the Bonds and Stocks Portfolio managed hereunder. SMC shall deliver to Company a full accounting, including a statement showing all payments collected by and all monies held by it, covering the period following the date of the last accounting furnished, and deliver to Company all such property and documents of Company then in the custody of SMC. shall be entitled to the above-stated compensation through the month of termination.
      11. Notices. Any notice, report or other communication required or permitted to be given hereunder shall be in writing and shall, unless some other method of giving such notice, report, or other communication is accepted by the party to whom it is given, be given by being mailed by certified mail to the following addresses of the parties hereto:

            If to SMC:        SMC Advisors, Inc.
                                    4350 Brownsboro Road
                                    Suite 310
                                    Louisville, Kentucky 40207

            If to Company:         Kentucky Insurance Company
                                    The Market Place, Suite 300
                                    12901 Shelbyville Road
                                    Louisville, Kentucky 40243

      12. Modification. This Agreement shall not be changed, modified, terminated, or discharged in whole or in part, except by an instrument in writing signed by both parties hereto, or their respective successors and assigns.
      13. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties-hereto, their successors and assigns subject to the provisions of Section 8.
      14. Kentucky Governing Law. This Agreement shall be governed by and in accordance with the laws of the Commonwealth of Kentucky.
      IN WITNESS WHEREOF, the parties have executed this Agreement as of the 6th day of February, 2000.

                        KENTUCKY INSURANCE COMPANY
                         By: /s/ Lane A. Hersman
                            Lane A. Hersman
                            President

                        SMC ADVISORS, INC.
                        By: /s/ Darrell R. Wells
                            Darrell R. Wells
                            President

                                 EXHIBIT 21.1

                        Subsidiaries of the Registrant









     Citizens Financial Corporation (Kentucky Corporation)
     100% Citizens Security Life Insurance Company (Kentucky Corporation)
          100% United Liberty Life Insurance Company (Kentucky Corporation) 100% Kentucky Insurance Company (Kentucky Corporation)
     100% Corporate Realty Service, Inc * (Kentucky Corporation

    * Previously named Citizens Financial Properties, Inc.

                                  EXHIBIT 23.2


                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-86519) pertaining to the Citizens Financial Corporation 1999 Stock Option Plan of our report dated March 23, 2000 with respect to the consolidated financial statements and schedules of Citizens Financial Corporation included in the Annual Report (Form 10-KSB) for the year ended December 31, 1999.



/s/ Ernst & Young LLP
Louisville, Kentucky
March 23, 2000