Form 10-Q
period 2000-03-31
CITIZENS FINANCIAL CORP /KY/
filed 2000-05-08
CIK 887136

=============================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000

                                     or

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


                               (502) 244-2420
                       (Registrant's telephone number)



Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes  X   No



                   APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,761,415 as of May 5, 2000.

The date of this Report is May 8, 2000.

=============================================================================

Part I - Financial Information;  Item 1 - Financial Statements




               Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Income
                                 (Unaudited)



Three Months Ended March 31                               2000           1999
------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations                 $5,918,119     $5,129,687
  Premiums ceded                                      (195,767)      (183,451)
------------------------------------------------------------------------------
    Net premiums earned                              5,722,352      4,946,236
  Net investment income                              1,424,583      1,509,895
  Net realized investment gains, net of expenses     4,793,958      1,541,836
  Other income                                          44,882         11,908
------------------------------------------------------------------------------
Total Revenues                                      11,985,775      8,009,875

Policy Benefits and Expenses:
  Policyholder benefits                              4,232,535      4,047,434
  Policyholder benefits ceded                         (264,101)      (212,540)
------------------------------------------------------------------------------
    Net benefits                                     3,968,434      3,834,894
  Increase (decrease) in net benefit reserves          235,293       (125,725)
  Interest credited on policyholder deposits           201,446        247,351
  Commissions                                        1,182,923        994,625
  General expenses                                   1,626,020      1,223,785
  Interest expense                                     185,222        127,099
  Policy acquisition costs deferred                   (359,937)      (308,068)
  Amortization of deferred policy acquisition
  costs, value of insurance acquired, and goodwill     337,656        428,358
------------------------------------------------------------------------------
Total Policy Benefits and Expenses                   7,377,057      6,422,319
------------------------------------------------------------------------------
Income before Income Tax Expense                     4,608,718      1,587,556
Income Tax Expense                                   1,700,000        425,000
------------------------------------------------------------------------------
Net Income                                          $2,908,718     $1,162,556
------------------------------------------------------------------------------

Net Income Per Common Share                              $1.65          $0.65
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Financial Condition





                                                       March 31, December 31,
                                                            2000         1999
------------------------------------------------------------------------------
ASSETS                                               (Unaudited)

Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost of
    $68,973,596 and $68,958,634 in 2000 and 1999,
    respectively)                                $  69,139,620  $  69,501,248
    Equity securities (cost of $20,447,977 and
    $18,228,519 in 2000 and 1999, respectively)     28,885,171     22,941,274
  Investment real estate                             3,489,593      3,513,579
  Mortgage loans on real estate                        156,000        158,309
  Policy loans                                       4,070,691      4,059,801
  Short-term investments                               580,425        580,425
------------------------------------------------------------------------------
Total Investments                                  106,321,500    100,754,636

Cash and cash equivalents                           22,283,911     18,696,401
Accrued investment income                            1,154,250      1,145,447
Reinsurance recoverable                              3,564,154      3,607,349
Premiums receivable                                    265,609        388,146
Property and equipment                               2,019,204      2,051,414
Deferred policy acquisition costs                    4,822,117      4,690,774
Value of insurance acquired                          5,101,157      5,295,818
Goodwill                                               790,305        809,809
Federal income tax receivable                              ---        169,502
Other assets                                           480,852        370,734
------------------------------------------------------------------------------
Total Assets                                      $146,803,059   $137,980,030
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
          Condensed Consolidated Statements of Financial Condition




                                                      March 31,  December 31,
                                                           2000          1999
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                 (Unaudited)

Liabilities:
Policy Liabilities:
  Future policy benefits                         $  79,742,308   $ 79,507,902
  Policyholder deposits                             15,441,182     15,811,486
  Policy and contract claims                         1,376,640      1,456,030
  Unearned premiums                                    186,686        176,779
  Other                                                284,803        241,502
------------------------------------------------------------------------------
Total Policy Liabilities                            97,031,619     97,193,699

Notes payable                                        8,375,000      8,500,000
Accrued expenses and other liabilities               3,588,924      2,270,660
Federal income tax payable                           2,162,365            ---
Deferred federal income tax                          2,504,757      1,979,214
------------------------------------------------------------------------------
Total Liabilities                                  113,662,665    109,943,573

Commitments and Contingencies

Shareholders' Equity:
  Common stock, 6,000,000 shares authorized;
    1,762,715 and 1,767,215 shares issued and
    outstanding in 2000 and 1999, respectively       1,762,715      1,767,215
  Additional paid-in capital                         7,689,188      7,736,201
  Accumulated other comprehensive income             5,569,703      3,322,971
  Retained earnings                                 18,118,788     15,210,070
------------------------------------------------------------------------------
Total Shareholders' Equity                          33,140,394     28,036,457
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $146,803,059   $137,980,030
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)



Three Months Ended March 31                               2000           1999
------------------------------------------------------------------------------

Cash Flows from Operations:
Net income                                       $   2,908,718  $   1,162,556
Adjustments to reconcile net income to cash
from operations:
  Increase (decrease) in benefit reserves              253,735       (115,734)
  Increase (decrease) in claim liabilities             (79,390)        83,516
  (Increase) decrease in reinsurance recoverable        43,195        (29,043)
  Interest credited on policyholder deposits           201,446        247,351
  Provision for amortization and depreciation,
  net of deferrals                                      52,357        187,496
  Amortization of premium and accretion of
  discount on Securities purchased, net                 14,585         42,036
  Net realized investment gains                     (4,793,958)    (1,541,836)
  (Increase) in accrued investment income               (8,803)       (27,609)
  Change in other assets and liabilities               (97,265)        78,087
  (Decrease) in deferred federal income tax
  liability                                           (631,867)       (62,077)
  Increase in federal income taxes payable           2,316,867        176,110
------------------------------------------------------------------------------
Net Cash provided by Operations                        179,620        200,853

Cash Flows from Investment Activities:
Cost of securities acquired                        (30,906,290)   (16,833,495)
Investments sold or matured                         35,851,906     14,999,895
Investment management fees and margin interest        (664,912)      (207,081)
Additions to property and equipment, net               (18,442)       (24,398)
Other investing activities, net                         (5,225)        19,154
------------------------------------------------------------------------------
Net Cash provided by (used in) Investment
Activities                                           4,257,037     (2,045,925)

Cash Flows from Financing Activities:
Policyholder deposits                                 160,646         157,734
Policyholder withdrawals                             (732,396)       (449,726)
Brokerage account advances, net                      (100,884)      1,318,383
Payments on notes payable - bank                     (125,000)       (127,500)
Repurchase of common stock                            (51,513)        (20,700)
------------------------------------------------------------------------------
Net Cash provided by (used in) Financing
Activities                                           (849,147)        878,191

------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
Equivalents                                         3,587,510        (966,881)
Cash and Cash Equivalents at Beginning of Period   18,696,401       8,301,999
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period       $ 22,283,911    $  7,335,118
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)



Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q in conformity with accounting principles generally accepted in the United States. The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 1999 consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.



Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 2000 and 1999 are as follows:

                              ------------------------
                                Three Months Ended
                                     March 31,
------------------------------------------------------
COMPREHENSIVE INCOME:               2000        1999
------------------------------------------------------

  Net Income                   $2,908,718  $1,162,556
  Net  unrealized   gains  on
  securities                    2,246,732     756,635
------------------------------------------------------
  Comprehensive Income         $5,155,450  $1,919,191
------------------------------------------------------


Note 3 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of March 31, 2000 and 1999, and for the periods then ended is as follows:

                               ------------------------
                                 Three Months Ended
                                      March 31,
-------------------------------------------------------
REVENUE:                          2000        1999
-------------------------------------------------------

Home Service Life              $ 2,366,416 $ 2,136,927
Broker Life                      1,494,958   1,554,150
Preneed Life                     1,051,969     785,571
Dental                           1,885,303   1,676,297
Other Health                       393,171     315,094
-------------------------------------------------------
Segment Totals                   7,191,817   6,468,039
Realized investment gains,
net of expenses                  4,793,958   1,541,836
-------------------------------------------------------
Total Revenue                  $11,985,775 $ 8,009,875
-------------------------------------------------------


Below are the net investment income amounts which are included in the revenue totals above.

                             ------------------------
                               Three Months Ended
                                    March 31,
-----------------------------------------------------
INVESTMENT INCOME:              2000        1999
-----------------------------------------------------

  Home Service Life          $   491,728 $   506,969
  Broker Life                    595,735     643,603
  Preneed Life                   307,777     330,007
  Dental                           8,645       7,886
  Other Health                    20,698      21,430
-----------------------------------------------------
  Segment Totals             $ 1,424,583  $1,509,895
-----------------------------------------------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. The majority of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $19,721,000 and $18,039,000 during the three months ended March 31, 2000 and 1999, respectively. If these
funds  had  been   invested  in   fixed-maturities   yielding  7%,   realized
investment gains would have declined and the three month segment profit totals below would have increased by an additional $223,000 and $196,000 in 2000 and 1999, respectively. Investment income was also reduced in the first quarter of 2000 due to the accumulation of additional cash and cash equivalent positions in anticipation of potential interest rate increases.

                               ------------------------
                                 Three Months Ended
                                      March 31,
-------------------------------------------------------
SEGMENT PROFIT (LOSS):            2000        1999
-------------------------------------------------------

  Home Service Life            $    42,240 $    36,711
  Broker Life                      134,971     172,559
  Preneed Life                    (326,652)   (179,192)
  Dental                           121,511     178,692
  Other Health                      27,912     (35,951)
-------------------------------------------------------
  Segment Totals                       (18)    172,819
  Realized investment gains,
  net of expenses                4,793,958   1,541,836
  Interest expense                 185,222     127,099
-------------------------------------------------------
  Income before Federal
  Income Tax                   $ 4,608,718 $ 1,587,556
-------------------------------------------------------

Depreciation  and  amortization  amounts below consist of amortization of the
value  of  insurance   acquired,   deferred  policy   acquisition  costs  and
goodwill, along with depreciation expense.

                                ------------------------
                                  Three Months Ended
                                       March 31,
--------------------------------------------------------
DEPRECIATION AND AMORTIZATION:     2000        1999
--------------------------------------------------------

  Home Service Life              $149,369    $213,303
  Broker Life                     163,105     139,209
  Preneed Life                     78,640     120,071
  Dental                           13,598      13,590
  Other Health                      7,582       9,391
--------------------------------------------------------
  Segment Totals                 $412,294    $495,564
--------------------------------------------------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                 ------------------------
                                  March 31,  December 31,
---------------------------------------------------------
ASSETS:                             2000        1999
---------------------------------------------------------

Home Service Life             $ 50,971,289  $  47,347,032
Broker Life                     61,115,520     57,958,271
Preneed Life                    31,776,048     29,754,353
Dental                             808,996        913,939
Other Health                     2,131,206      2,006,435
---------------------------------------------------------
Segment Totals                $146,803,059  $ 137,980,030
---------------------------------------------------------


Note 4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $2,820,000 and $675,000 for the three months ended March 31, 2000 and 1999, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as reductions of net realized investment gains. The Company also nets certain direct, incremental investment management fees and margin loan interest cost against net realized investment gains presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $714,641 and $144,230 for the three months ended March 31, 2000 and 1999, respectively.



Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Part I;  Item 2 - Management's Discussion and Analysis



FINANCIAL POSITION. Shareholders' equity totaled approximately $33,140,000 and $23,644,000 at March 31, 2000 and 1999, respectively. These balances reflect net increases of approximately 18% and 9%, respectively for the three month periods then ended. As described above, comprehensive income totaled approximately $5,155,000 and $1,919,000 for the three months ended March 31, 2000 and 1999, respectively. A significant portion of comprehensive income arose from appreciation of the Company's equity portfolios. Equity securities comprised approximately 20% and 18% of the Company's total assets as of March 31, 2000 and 1999, respectively. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions increased $2,219,000 on a cost basis and $5,944,000 on a market value basis, during the first three months of 2000. Fixed maturity portfolio positions increased $15,000 on an amortized cost basis and decreased $360,000 on a market value basis during the same period. Cash and cash equivalent positions also increased approximately $3,588,000 during the period.


OPERATIONS. Net premiums and other considerations increased approximately 16% during the first three months of 2000 compared to the first three months of 1999. This total includes increases of 14%, 62%, 13% and 27% in the Home Service Life, Preneed Life, Dental, and Other Health segments, respectively, along with a 3% decline in Broker Life premium. The Home Service Life and Preneed Life segments have each benefited from product redesign, expanded agent recruiting and other focused marketing efforts. Dental premium has demonstrated continuing quarterly growth during 1999 and into 2000 due to consistent marketing efforts and a modest agent incentive program. The Other Health segment represents less that 7% of total premium. The decline in Broker Life premium is due primarily to lapses in a closed block of business obtained in the 1998 United Liberty acquisition. The 6% decrease in investment income compared to the first three months of the prior year is attributable to increased equity and cash equivalent investment positions as described above and reduced income from investment real estate.

Total pretax earnings increased approximately 190% to $4,609,000 for the three months ended March 31, 2000, primarily due to an approximate $3,252,000 increase in realized investment gains, net of expenses. Pretax Segment Profit (excluding realized investment gains and interest expense) for the first three months of 2000 was approximately break-even, compared to approximately $173,000 for the first three months of 1999. This decrease resulted primarily from additional costs associated with expanding Preneed Life and Home Service Life marketing efforts, reduced investment income associated with increased positions in the favorable equity markets, more conservative cash and cash equivalent investment positions, and initiation of a small property management operation. Improved mortality in all life insurance lines partially offset these items. Additionally, Dental profit margins were slightly below the first quarter of 1999, but approximately $50,000 above the quarterly average for 1999.

The Company's increased earnings has also resulted in a higher effective income tax rate due to a phasing-out of available small-life insurance company deductions and full utilization of previously available alternative minimum-tax credit carryforwards and non-life insurance net operating loss carryforwards.


CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $180,000 for the three months ended March 31, 2000 which is comparable to a total of $201,000 for the same period in the prior year. The $4,257,000 of cash provided by investing activities for the three months ended March 31, 2000 resulted primarily from conservatively retaining the net proceeds from realized investments gains as cash. The $849,000 of cash used in financing activities during the first three months of 2000 is primarily attributable to annuity and Universal Life account withdrawals.


YEAR 2000 ISSUE. The Company has experienced no difficulties with its internal systems or with third-party systems that were identified as year 2000 related. The Company completed an internal assessment of the year
2000 issue and implemented updated releases or modified its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. However, the possibility remains that some of the

Company's computer programs could fail to properly distinguish between dates in the 1900's and 2000's. This could cause system failures or miscalculations, creating disruption of operations, including, among other things, a temporary inability to process insurance transactions, conduct banking activities, or engage in other normal business activities. Also, some systems and equipment that are not typically thought of as "computer-related" ("non-IT") contain embedded hardware or software that may not perform properly in the future.


FORWARD-LOOKING INFORMATION.

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

                               CITIZENS FINANCIAL CORPORATION

                               BY:   /S/Darrell R. Wells
                                     -------------------------------------
                                     Darrell R. Wells
                                     President and Chief Executive
                                     Officer

                               BY:   /S/Brent L. Nemec
                                     -------------------------------------
                                     Brent L. Nemec
                                     Treasurer and Principal Accounting
                                     Officer

Date:  May 8, 2000

                                EXHIBIT INDEX



----------------------------------------------------------------
 Exhibit No.                     Description
----------------------------------------------------------------

      11       Statement re: computation of per share earnings

      27       Financial Data Schedule (electronic filing only)

                                 EXHIBIT 11

               Citizens Financial Corporation and Subsidiaries
                      Computation of Per Share Earnings
                                 (Unaudited)





Three Months Ended March 31                               2000           1999
------------------------------------------------------------------------------

Numerator:
  Net income                                        $2,908,718     $1,162,556

Denominator:
  Weighted average common shares                     1,762,715      1,800,443

Earnings Per Share                                       $1.65          $0.65