Form 10-Q
period 2000-06-30
CITIZENS FINANCIAL CORP /KY/
filed 2000-08-11
CIK 887136

=================================================================


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
         EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000

                                or

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



              APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,761,415 as of August 7, 2000.

The date of this Report is August 11, 2000.

==================================================================

Part I - Financial Information;  Item 1 - Financial Statements




         Citizens Financial Corporation and Subsidiaries
           Condensed Consolidated Statements of Income
                           (Unaudited)



Six Months Ended June 30                          2000        1999
-------------------------------------------------------------------
Revenues:
  Premiums and other considerations        $11,768,194 $10,623,599
  Premiums ceded                              (485,350)   (459,238)
-------------------------------------------------------------------
    Net premiums earned                     11,282,844  10,164,361
  Net investment income                      2,965,696   3,114,506
  Net realized investment gains, net of
  expenses                                   6,324,889   3,954,078
  Other income                                 111,437      95,090
-------------------------------------------------------------------
Total Revenues                              20,684,866  17,328,035

Policy Benefits and Expenses:
  Policyholder benefits                      7,991,184   7,964,573
  Policyholder benefits ceded                 (422,577)   (632,594)
-------------------------------------------------------------------
    Net benefits                             7,568,607   7,331,979
  Increase in net benefit reserves           1,048,683     566,305
  Interest credited on policyholder
  deposits                                     406,104     451,561
  Commissions                                2,383,575   2,101,436
  General expenses                           3,180,856   2,767,594
  Interest expense                             379,307     251,674
  Policy acquisition costs deferred           (787,671)   (640,883)
  Amortization of deferred policy
  acquisition costs, value of insurance
  acquired, and goodwill                       627,495     704,409
-------------------------------------------------------------------
Total Policy Benefits and Expenses          14,806,956  13,534,075
-------------------------------------------------------------------
Income Before Income Tax Expense             5,877,910   3,793,960
Income Tax Expense                           2,140,000   1,095,000
-------------------------------------------------------------------
Net Income                                  $3,737,910  $2,698,960
-------------------------------------------------------------------
Net Income Per Common Share                      $2.12       $1.50
-------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

         Citizens Financial Corporation and Subsidiaries
           Condensed Consolidated Statements of Income
                           (Unaudited)



Three Months Ended June 30                        2000        1999
-------------------------------------------------------------------
Revenues:
  Premiums and other considerations         $5,850,075  $5,493,912
  Premiums ceded                              (289,583)   (275,787)
-------------------------------------------------------------------
    Net premiums earned                      5,560,492   5,218,125
  Net investment income                      1,541,113   1,604,611
  Net realized investment gains, net of
  expenses                                   1,530,931   2,412,242
  Other income                                  66,555      83,182
-------------------------------------------------------------------
Total Revenues                               8,699,091   9,318,160

Policy Benefits and Expenses:
  Policyholder benefits                      3,758,649   3,917,139
  Policyholder benefits ceded                 (158,476)   (420,054)
-------------------------------------------------------------------
    Net benefits                             3,600,173   3,497,085
  Increase in net benefit reserves             813,390     692,030
  Interest credited on policyholder
  deposits                                     204,658     204,210
  Commissions                                1,200,652   1,106,811
  General expenses                           1,554,836   1,543,809
  Interest expense                             194,085     124,575
  Policy acquisition costs deferred           (427,734)   (332,815)
  Amortization of deferred policy
  acquisition costs, value of insurance
  acquired, and goodwill                       289,839     276,051
-------------------------------------------------------------------
Total Policy Benefits and Expenses           7,429,899   7,111,756
-------------------------------------------------------------------
Income Before Income Tax Expense             1,269,192   2,206,404
Income Tax Expense                             440,000     670,000
-------------------------------------------------------------------
Net Income                                 $   829,192  $1,536,404
-------------------------------------------------------------------

Net Income Per Common Share                      $0.47       $0.85
-------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

         Citizens Financial Corporation and Subsidiaries
     Condensed Consolidated Statements of Financial Condition





                                             June 30,  December 31,
                                               2000       1999
-------------------------------------------------------------------
ASSETS                                      (Unaudited)

Investments:
  Securities available for sale, at fair
  value:
    Fixed maturities (amortized cost of
    $67,575,527 and $68,958,634 in 2000
    and 1999,respectively)               $ 67,574,026  $ 69,501,248
    Equity securities (cost of
    $20,477,932 and $18,228,519 in 2000
    and 1999,respectively)                  24,309,287  22,941,274
  Investment real estate                     3,481,668   3,513,579
  Mortgage loans on real estate                156,000     158,309
  Policy loans                               4,051,069   4,059,801
  Short-term investments                       580,425     580,425
-------------------------------------------------------------------
Total Investments                          100,152,475 100,754,636

Cash and cash equivalents                   22,269,781  18,696,401
Accrued investment income                    1,193,569   1,145,447
Reinsurance recoverable                      3,420,210   3,607,349
Premiums receivable                            243,032     388,146
Property and equipment                       2,000,055   2,051,414
Deferred policy acquisition costs            5,201,027   4,690,774
Value of insurance acquired                  4,912,332   5,295,818
Goodwill                                       770,801     809,809
Federal income tax receivable                      ---     169,502
Other assets                                   434,977     370,734
-------------------------------------------------------------------
Total Assets                             $140,598,259  $137,980,030
-------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

         Citizens Financial Corporation and Subsidiaries
     Condensed Consolidated Statements of Financial Condition




                                              June 30, December 31,
                                                  2000        1999
-------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY        (Unaudited)

Liabilities:
Policy Liabilities:
  Future policy benefits                 $ 80,469,879 $  79,507,902
  Policyholder deposits                    15,284,544    15,811,486
  Policy and contract claims                1,321,114     1,456,030
  Unearned premiums                           184,900       176,779
  Other                                       264,114       241,502
-------------------------------------------------------------------
Total Policy Liabilities                   97,524,551    97,193,699

Notes payable                               8,250,000     8,500,000
Accrued expenses and other liabilities      3,046,667     2,270,660
Federal income tax payable                    367,498           ---
Deferred federal income tax                   566,619     1,979,214
-------------------------------------------------------------------
Total Liabilities                         109,755,335   109,943,573

Commitments and Contingencies

Shareholders' Equity:
  Common stock, 6,000,000 shares
  authorized;1,761,415 and 1,767,215
  shares issued and outstanding in
  2000 and 1999,respectively                1,761,415     1,767,215
  Additional paid-in capital                7,675,538     7,736,201
  Accumulated other comprehensive income    2,457,991     3,322,971
  Retained earnings                        18,947,980    15,210,070
--------------------------------------------------------------------
Total Shareholders' Equity                 30,842,924    28,036,457
--------------------------------------------------------------------
Total Liabilities and Shareholders' Equity $140,598,259 $137,980,030
--------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

         Citizens Financial Corporation and Subsidiaries
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)



Six Months Ended June 30                         2000           1999
---------------------------------------------------------------------

Cash Flows from Operations:
Net income                                $  3,737,910  $   2,698,960
Adjustments to reconcile net income to
cash from operations:
  Increase in benefit reserves                 975,511        538,789
  Increase (decrease) in claim liabilities    (134,916)       107,981
  Decrease in reinsurance recoverable          187,139          9,357
  Interest credited on policyholder
  deposits                                     406,104        451,561
  Provision for amortization and
  depreciation, net of deferrals               (10,898)       197,938
  Amortization of premium and accretion
  of discount on
  securities purchased, net                     26,435         83,155
  Net realized investment gains             (6,324,889)    (3,954,078)
  Increase in accrued investment income        (48,122)       (81,368)
  Change in other assets and liabilities      (190,835)      (102,987)
  Decrease in deferred federal income tax
  liability                                   (967,000)       (13,014)
  Increase in federal income taxes payable     537,000        270,350
----------------------------------------------------------------------
Net Cash provided by (used in) Operations   (1,806,561)       206,644

Cash Flows from Investment Activities:
Cost of securities acquired                (52,508,753)   (31,785,122)
Investments sold or matured                 59,973,409     32,018,397
Investment management fees and margin
interest                                      (677,848)      (233,349)
Additions to property and equipment, net       (66,007)       (88,719)
Other investing activities, net                  9,533          7,401
----------------------------------------------------------------------
Net Cash provided by (used in) Investment
Activities                                   6,730,334        (81,392)

Cash Flows from Financing Activities:
Policyholder deposits                          425,556        368,808
Policyholder withdrawals                    (1,358,602)    (1,170,488)
Brokerage account advances, net               (100,884)    (1,328,241)
Payments on notes payable - bank              (250,000)      (255,000)
Repurchase of common stock                     (66,463)       (93,300)
----------------------------------------------------------------------
Net Cash used in Financing Activities       (1,350,393)    (2,478,221)

----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
Equivalents                                  3,573,380     (2,352,969)
Cash and Cash Equivalents at Beginning of
Period                                      18,696,401      8,301,999
----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period $22,269,781   $  5,949,030
----------------------------------------------------------------------

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



Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months and six months ended June 30, 2000 and 1999 are as follows:

                              --------------------------------------------
                                 Three Months             Six Months
                                 Ended June 30,          Ended June 30,
--------------------------------------------------------------------------
COMPREHENSIVE INCOME:            2000     1999          2000     1999
--------------------------------------------------------------------------

  Net Income                $   829,192  $1,536,404 $3,737,910  $2,698,960
  Net unrealized gains
(losses) on securities       (3,111,712)   (543,028)  (864,980)    213,607
--------------------------------------------------------------------------
  Comprehensive Income      $(2,282,520) $  993,376 $2,872,930  $2,912,567
--------------------------------------------------------------------------


Note 3 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment, which are not aggressively marketed, include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funerals and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of June 30, 2000 and 1999, and for the periods then ended is as follows:

                                 Three Months              Six Months
                                Ended June 30,          Ended June 30,
------------------------------------------------------------------------------
REVENUE:                        2000        1999         2000         1999
------------------------------------------------------------------------------

  Home Service Life         $ 2,178,382 $ 2,290,329  $ 4,544,798  $ 4,427,256
  Broker Life                 1,470,882   1,533,610    2,965,840    3,087,760
  Preneed Life                1,228,505   1,022,484    2,280,474    1,808,055
  Dental                      1,950,207   1,721,092    3,835,510    3,397,389
  Other Health                  340,184     338,403      733,355      653,497
------------------------------------------------------------------------------
  Segment Totals              7,168,160   6,905,918   14,359,977   13,373,957
  Net realized investment
  gains, net of expenses      1,530,931   2,412,242    6,324,889    3,954,078
-----------------------------------------------------------------------------
  Total Revenue            $  8,699,091 $ 9,318,160  $20,684,866  $17,328,035
-----------------------------------------------------------------------------


Below are the net investment income amounts included in the revenue totals above.

                              -------------------------------------------
                                  Three Months          Six Months
                                 Ended June 30,       Ended June 30,
-------------------------------------------------------------------------
NET INVESTMENT INCOME:            2000     1999        2000     1999
-------------------------------------------------------------------------

  Home Service Life         $  537,315 $ 543,509  $1,029,043  $1,050,478
  Broker Life                  640,963   680,843   1,236,698   1,324,446
  Preneed Life                 329,844   349,005     637,621     679,012
  Dental                        10,056     8,417      18,701      16,303
  Other Health                  22,935    22,837      43,633      44,267
-------------------------------------------------------------------------
  Segment Totals           $1,541,113 $1,604,611  $2,965,696  $3,114,506
-------------------------------------------------------------------------


The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, excluding net realized investment gains and interest expense. The majority of the
Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $19,894,000 and $19,839,000 during the six months ended June 30, 2000 and 1999, respectively. If these funds had been invested in fixed-maturities yielding 7%, realized investment gains would have declined and the six month segment profit totals below would have increased by an additional $454,000 and $432,000 in 2000 and 1999, respectively. Investment income was also impacted in the first half of 2000 due to the accumulation of additional cash and cash equivalent positions in anticipation of potential interest rate increases.

                                 -----------------------------------------
                                   Three Months           Six Months
                                  Ended June 30,        Ended June 30,
---------------------------------------------------------------------------
SEGMENT PROFIT (LOSS):            2000       1999       2000         1999
---------------------------------------------------------------------------

  Home Service Life           $ 52,708  $  (10,841) $  94,948   $    25,870
  Broker Life                   61,042      23,180    196,013       195,739
  Preneed Life                (228,571)   (122,174)  (555,223)     (301,366)
  Dental                       100,984      76,573    222,495       255,265
  Other Health                 (53,817)    (48,001)   (25,905)      (83,952)
----------------------------------------------------------------------------
  Segment Totals               (67,654)    (81,263)   (67,672)       91,556
  Net realized investment
  gains, net of expense      1,530,931   2,412,242  6,324,889     3,954,078
  Interest expense             194,085     124,575    379,307       251,674
----------------------------------------------------------------------------
  Income before Federal
  Income Tax                $1,269,192  $2,206,404 $5,877,910    $3,793,960
----------------------------------------------------------------------------

Depreciation   and   amortization   amounts   below   consist   of
amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

                              ------------------------------------------
                                  Three Months         Six Months
                                  Ended June 30,       Ended June 30,
------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:     2000     1999       2000       1999
------------------------------------------------------------------------

  Home Service Life           $ 155,196  $  89,873  $ 304,565  $ 303,176
  Broker Life                   113,002    147,074    276,107    286,283
  Preneed Life                   74,167     87,995    152,807    208,066
  Dental                         12,664     10,218     26,262     23,808
  Other Health                    9,448      8,097     17,030     17,488
------------------------------------------------------------------------
  Segment Totals              $ 364,477  $ 343,257  $ 776,771  $ 838,821
------------------------------------------------------------------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.



                               June 30,      December 31,
ASSETS:                          2000             1999
---------------------------------------------------------

Home Service Life           $  49,321,088   $  47,347,032
Broker Life                    58,203,930      57,958,271
Preneed Life                   30,138,560      29,754,353
Dental                            842,201         913,939
Other Health                    2,092,480       2,006,435
---------------------------------------------------------
Segment Totals              $ 140,598,259   $ 137,980,030
---------------------------------------------------------


Note 4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded gross pretax reductions to the carrying value of available for sale securities totaling $2,762,000 and $1,090,000 for the six months ended June 30, 2000 and 1999, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as reductions of net realized investment gains. The Company also nets certain direct, incremental investment management fees and margin loan interest cost against net realized investment gains presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $283,000 and $297,000 for the six months ended June 30, 2000 and 1999, respectively.



Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Part I;  Item 2 - Management's Discussion and Analysis



FINANCIAL POSITION. Shareholders' equity totaled approximately $30,843,000 and $24,565,000 at June 30, 2000 and 1999,
respectively.    These   balances   reflect   net   increases   of
approximately 10% and 13%, respectively for the six month periods then ended. As described above, comprehensive income totaled approximately $2,873,000 and $2,913,000 for the six months ended June 30, 2000 and 1999, respectively. A significant portion of comprehensive income arose from appreciation of the Company's equity securities portfolio. Equity securities comprised approximately 17% and 20% of the Company's total assets as of June 30, 2000 and 1999, respectively. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions increased $2,249,000 on a cost basis and $1,368,000 on a market value basis during the first six months of 2000. Fixed maturity portfolio positions decreased $1,927,000 on an amortized cost basis and $1,383,000 on a market value basis during the same period. Cash and cash equivalent positions also increased approximately $3,573,000 during the period.


OPERATIONS. Net premiums and other considerations increased approximately 11% during the first six months of 2000 compared to the first six months of 1999. This total includes increases of 4%, 46%, 13% and 13% in the Home Service Life, Preneed Life, Dental, and Other Health segments, respectively, along with a 2% decline in Broker Life premium. The Home Service Life and Preneed Life segments have each benefited from product redesign, expanded agent recruiting and other focused marketing efforts. Dental premium has demonstrated continuing quarterly growth during 1999 and into 2000 due to consistent marketing efforts and a modest agent incentive program. The Other Health segment represents approximately 6% of total premium. The decline in Broker Life premium is due primarily to lapses in a closed block of business obtained in the 1998 United Liberty acquisition. The 5% decrease in investment income compared to the first six months of the prior year is attributable to increased equity and cash equivalent investment positions as described above and reduced income from investment real estate.

Total pretax earnings increased approximately 55% to $5,878,000 for the six months ended June 30, 2000, primarily due to an approximate $2,371,000 increase in realized investment gains, net of expenses. Pretax Segment Profit (excluding realized investment gains and interest expense) for the first six months of 2000 was approximately $(68,000), compared to approximately $92,000 for the first six months of 1999. This decrease resulted primarily from additional costs associated with expanding Preneed Life marketing efforts, reduced investment income associated with increased positions in the favorable equity markets, more conservative cash and cash equivalent investment positions, and initiation of a small property management operation. Improved Home Service and Broker Life mortality partially offset these items. Additionally, Dental claims experience has improved compared to the first half of 1999, although expense increases have offset this improvement. The Company is targeting Preneed volume growth within the next few years sufficient to produce Preneed segment profits.

The Company's increased earnings has also resulted in a higher effective income tax rate due to a phasing-out of available small-life insurance company deductions and full utilization of previously available alternative minimum-tax credit carryforwards and non-life insurance net operating loss carryforwards.


CASH FLOW AND LIQUIDITY. Cash flow used in operations totaled $1,807,000 for the six months ended June 30, 2000 compared to $207,000 provided by operations for the same period in the prior year. This change resulted primarily from additional income tax payments made in the current year. The $6,730,000 of cash provided by investing activities for the six months ended June 30, 2000 resulted primarily from retaining the net proceeds from realized investments gains as cash. The $1,350,000 of cash used in financing activities during the first six months of 2000 is primarily attributable to annuity and Universal Life account withdrawals.


YEAR 2000 ISSUE. The Company has experienced no difficulties with its internal systems or with third-party systems that were identified as year 2000 related. The Company completed an internal assessment of the year 2000 issue and implemented updated releases or modified its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. However, the possibility remains that some of the

Part  I;  Item  2  -   Management's   Discussion   and  Analysis
(continued)


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

Part II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders.

          The 2000 annual meeting of shareholders of the Company was held on May 25, 2000. At the meeting, eight incumbent directors were re-elected to serve until the 2001 annual meeting of shareholders.
          The names of the incumbent directors and shares of the Company's Class A Sock voted were as follows:

                        Candidate                  Votes
                      ----------------------   ----------

                       John H. Harralson,Jr.    1,516,023
                       Lane A. Hersman          1,511,323
                       Frank T. Kiley           1,516,023
                       Charles A. Mays          1,487,323
                       Earle V. Powell          1,515,923
                       Thomas G. Ward           1,516,023
                       Darrell R. Wells         1,465,886
                       Margaret A. Wells        1,465,886



Item 6.  Exhibits and Reports on Form 8-K.

      a).Exhibit 11. Statement re: computation of per share earnings.
         Exhibit 27. Financial Data Schedule.


      b).A Form 8-K dated July 19, 2000 was filed relating to
         Item 5 - Other Events. The form disclosed the filing of an action against a subsidiary of the Company, United
         Liberty Life Insurance Company.



                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CITIZENS FINANCIAL CORPORATION
                                /s/ Darrell R. Wells
                           BY: --------------------------------
                                Darrell R. Wells
                                President and Chief Executive
                                Officer

                                /s/ Brent L. Nemec
                           BY: --------------------------------
                                Brent L. Nemec
                                Treasurer and Principal
                                Accounting Officer

Date:  August 10, 2000

                          EXHIBIT INDEX



-------------------------------------------------------
Exhibit No.                 Description
-------------------------------------------------------

     11      Statement re: computation of per share
             earnings

     27      Financial Data Schedule (electronic
             filing only)

                            EXHIBIT 11

         Citizens Financial Corporation and Subsidiaries
                Computation of Per Share Earnings
                           (Unaudited)





Six Months Ended June 30                          2000        1999
-------------------------------------------------------------------

Numerator:
  Net income                                $3,737,910  $2,698,960

Denominator:
  Weighted average common shares             1,762,943   1,799,116

Earnings Per Share                               $2.12       $1.50







Three Months Ended June 30                        2000        1999
-------------------------------------------------------------------

Numerator:
  Net income                                  $829,192  $1,536,404

Denominator:
  Weighted average common shares             1,761,672   1,797,804

Earnings Per Share                               $0.47       $0.85