Form 10-Q
period 2000-09-30
CITIZENS FINANCIAL CORP /KY/
filed 2000-11-14
CIK 887136

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       or

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



Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ~~X~~ No ~~~~~~
                     APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,761,415 as of November 6, 2000.

The date of this Report is November 9, 2000.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements




                 Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



Nine Months Ended September 30                           2000              1999
--------------------------------------------- ---------------- -----------------
Revenues:
  Premiums and other considerations               $18,154,881       $16,244,717
  Premiums ceded                                     (734,408)         (752,182)
--------------------------------------------- ---------------- -----------------
     Net premiums earned                           17,420,473        15,492,535
  Net investment income                             4,561,218         4,400,131
  Net realized investment gain, net of expenses     4,660,783         5,666,355
  Other income                                        181,250           119,301
--------------------------------------------- ---------------- -----------------
Total Revenues                                     26,823,724        25,678,322

Policy Benefits and Expenses:
  Policyholder benefits                            12,331,784        11,584,806
  Policyholder benefits ceded                        (813,517)         (854,488)
--------------------------------------------- ---------------- -----------------
     Net benefits                                  11,518,267        10,730,318
  Increase in net benefit reserves                  2,024,241         1,237,198
  Interest credited on policyholder deposits          653,598           654,250
  Commissions                                       3,629,503         3,195,726
  General expenses                                  4,750,193         4,177,953
  Interest expense                                    575,742           379,112
  Policy acquisition costs deferred                (1,201,812)       (1,052,956)
  Amortization of deferred policy acquisition
     costs, value of insurance acquired, and
     goodwill                                       1,048,561         1,109,814
--------------------------------------------- ---------------- -----------------
Total Policy Benefits and Expenses                 22,998,293        20,431,415
--------------------------------------------- ---------------- -----------------
Income Before Income Tax Expense                    3,825,431         5,246,907
Income Tax Expense                                  1,272,000         1,400,000
--------------------------------------------- ---------------- -----------------
Net Income                                         $2,553,431        $3,846,907
--------------------------------------------- ---------------- -----------------

Net Income Per Common Share                             $1.45            $2.14
--------------------------------------------- ---------------- -----------------

See Notes to Condensed Consolidated Financial Statements.

================================================================================
Part I; Item 1  (continued)




                 Citizens Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



Three Months Ended September 30                          2000              1999
--------------------------------------------- ---------------- -----------------
Revenues:
  Premiums and other considerations                $6,386,687        $5,621,118
  Premiums ceded                                     (249,058)         (292,944)
--------------------------------------------- ---------------- -----------------
     Net premiums earned                            6,137,629         5,328,174
  Net investment income                             1,595,522         1,285,625
  Net realized investment gain (loss),
      net of expenses                              (1,664,106)        1,712,277
  Other income                                         69,813            24,211
--------------------------------------------- ---------------- -----------------
Total Revenues                                      6,138,858         8,350,287

Policy Benefits and Expenses:
  Policyholder benefits                             4,340,600         3,620,233
  Policyholder benefits ceded                        (390,940)         (221,894)
--------------------------------------------- ---------------- -----------------
     Net benefits                                   3,949,660         3,398,339
  Increase in net benefit reserves                    975,558           670,893
  Interest credited on policyholder deposits          247,494           202,689
  Commissions                                       1,245,928         1,094,290
  General expenses                                  1,569,337         1,410,359
  Interest expense                                    196,435           127,438
  Policy acquisition costs deferred                  (414,141)         (412,073)
  Amortization of deferred policy acquisition
     costs, value of insurance acquired, and
     goodwill                                         421,066           405,405
--------------------------------------------- ---------------- -----------------
Total Policy Benefits and Expenses                  8,191,337         6,897,340
--------------------------------------------- ---------------- -----------------
Income (Loss) Before Income Tax Expense            (2,052,479)        1,452,947
Income Tax Expense (Benefit)                         (868,000)          305,000
--------------------------------------------- ---------------- -----------------
Net Income (Loss)                                $ (1,184,479)       $1,147,947
--------------------------------------------- ---------------- -----------------

Net Income (Loss) Per Common Share                      $(0.67)           $0.64
--------------------------------------------- ---------------- -----------------

See Notes to Condensed Consolidated Financial Statements.

================================================================================
Part I; Item 1  (continued)



                 Citizens Financial Corporation and Subsidiaries
            Condensed Consolidated Statements of Financial Condition




                                                  September 30,     December 31,
                                                          2000             1999
--------------------------------------------- ---------------- -----------------
ASSETS                                             (Unaudited)

Investments:
  Securities available for sale, at fair value:
     Fixed maturities (amortized cost of
     $69,634,411 and $68,958,634 in 2000
     and 1999, respectively)                    $  68,906,569     $  69,501,248
     Equity securities (cost of
     $23,387,715 and $18,228,519 in 2000
     and 1999, respectively)                       24,784,128        22,941,274
  Investment real estate                            3,551,278         3,513,579
  Mortgage loans on real estate                       156,000           158,309
  Policy loans                                      4,233,018         4,059,801
  Short-term investments                              580,425           580,425
--------------------------------------------- ---------------- -----------------
Total Investments                                 102,211,418       100,754,636

Cash and cash equivalents                          17,954,067        18,696,401
Accrued investment income                           1,215,319         1,145,447
Reinsurance recoverable                             3,510,735         3,607,349
Premiums receivable                                   335,325           388,146
Property and equipment                              1,996,347         2,051,414
Deferred policy acquisition costs                   5,680,194         4,690,774
Value of insurance acquired                         5,057,981         5,295,818
Goodwill                                              751,298           809,809
Federal income tax receivable                             ---           169,502
Deferred federal income tax                         1,184,692               ---
Other assets                                          472,574           370,734
--------------------------------------------- ---------------- -----------------
Total Assets                                     $140,369,950      $137,980,030
--------------------------------------------- ---------------- -----------------

See Notes to Condensed Consolidated Financial Statements.

================================================================================
Part I; Item 1  (continued)



                 Citizens Financial Corporation and Subsidiaries
            Condensed Consolidated Statements of Financial Condition




                                                 September 30,     December 31,
                                                          2000             1999
--------------------------------------------- ---------------- -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY               (Unaudited)

Liabilities:
Policy Liabilities:
  Future policy benefits                        $  83,635,691     $  79,507,902
  Policyholder deposits                            16,580,819        15,811,486
  Policy and contract claims                        1,479,765         1,456,030
  Unearned premiums                                   175,189           176,779
  Other                                               187,194           241,502
--------------------------------------------- ---------------- -----------------
Total Policy Liabilities                          102,058,658        97,193,699

Notes payable                                       8,125,000         8,500,000
Accrued expenses and other liabilities              2,527,369         2,270,660
Federal income tax payable                                498               ---
Deferred federal income tax                               ---         1,979,214
--------------------------------------------- ---------------- -----------------
Total Liabilities                                 112,711,525       109,943,573

Commitments and Contingencies

Shareholders' Equity:
  Common stock, 6,000,000 shares authorized;
     1,761,415 and 1,767,215 shares issued and
     outstanding in 2000 and 1999, respectively     1,761,415         1,767,215
  Additional paid-in capital                        7,675,538         7,736,201
  Accumulated other comprehensive income              457,971         3,322,971
  Retained earnings                                17,763,501        15,210,070
--------------------------------------------- ---------------- -----------------
Total Shareholders' Equity                         27,658,425        28,036,457
--------------------------------------------- ---------------- -----------------
Total Liabilities and Shareholders' Equity       $140,369,950      $137,980,030
--------------------------------------------- ---------------- -----------------

See Notes to Condensed Consolidated Financial Statements.

================================================================================
Part I; Item 1  (continued)

                 Citizens Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



Nine Months Ended September 30                           2000              1999
--------------------------------------------- ---------------- -----------------

Cash Flows from Operations:
Net income                                      $   2,553,431     $   3,846,907
Adjustments to reconcile net income to cash
     from operations:
  Increase in benefit reserves                      2,068,882         1,196,450
  Decrease in claim liabilities                       (30,858)         (219,022)
  Decrease in reinsurance recoverable                  96,614           155,946
  Interest credited on policyholder deposits          653,598           654,250
  Provision for amortization and depreciation,
       net of deferrals                                74,174           258,477
  Amortization of premium and accretion of
       discount on securities purchased, net           35,591           113,459
  Net realized investment gains                    (4,660,783)       (5,666,355)
  Increase in accrued investment income               (65,420)          (12,850)
  Change in other assets and liabilities             (397,447)          194,086
  Decrease in deferred federal income tax
       liability                                   (1,688,000)         (123,424)
  Increase (decrease) in federal income
       taxes payable                                  170,000           (58,091)
--------------------------------------------- ---------------- -----------------
Net Cash provided by (used in) Operations          (1,190,218)          339,833

Cash Flows from Investment Activities:
Cost of securities acquired                       (70,458,472)      (57,021,695)
Investments sold or matured                        71,876,615        62,160,723
Net cash received on block of insurance
     business acquired                              1,894,271               ---
Investment management fees and margin interest       (679,254)         (248,603)
Additions to property and equipment, net             (210,058)         (216,863)
Other investing activities, net                        (9,263)              302
--------------------------------------------- ---------------- -----------------
Net Cash provided by Investment Activities          2,413,839         4,673,864

Cash Flows from Financing Activities:
Policyholder deposits                                 596,659           571,832
Policyholder withdrawals                           (2,020,267)       (1,571,338)
Brokerage account advances, net                      (100,884)        1,072,470
Payments on notes payable - bank                     (375,000)         (382,500)
Repurchase of common stock                            (66,463)         (157,700)
--------------------------------------------- ---------------- -----------------
Net Cash used in Financing Activities              (1,965,955)         (467,236)

--------------------------------------------- ---------------- -----------------
Net Increase (Decrease) in Cash and
     Cash Equivalents                                (742,334)        4,546,461
Cash and Cash Equivalents at Beginning
     of Period                                     18,696,401         8,301,999
--------------------------------------------- ---------------- -----------------
Cash and Cash Equivalents at End of Period      $  17,954,067     $  12,848,460
--------------------------------------------- ---------------- -----------------

See Notes to Condensed Consolidated Financial Statements.

================================================================================
Part I; Item 1  (continued)



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

Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months and nine months ended September 30, 2000 and 1999 are as follows:
                           ------------------------ ----------------------------
                               Three Months Ended           Nine Months Ended
                                  September 30,                September 30,
                        ------------- ------------- -------------- -------------
COMPREHENSIVE INCOME:           2000          1999          2000           1999
----------------------- ------------- ------------- -------------- -------------

  Net Income (Loss)      $ (1,184,479) $ 1,147,947   $ 2,553,431    $ 3,846,907
  Net unrealized losses
      on securities        (2,000,020)  (1,541,162)   (2,865,000)    (1,327,555)
----------------------- ------------- ------------- -------------- -------------
  Comprehensive Income
      (Loss)             $ (3,184,499) $  (393,215)  $  (311,569)   $ 2,519,352
----------------------- ------------- ------------- -------------- -------------



Note 3 - ACQUISITION

On July 7, 2000, the Company acquired a small block of individual life insurance business through the National Organization of Life and Health Guaranty Associations for a net purchase price of approximately $340,000. This business includes policy reserves of approximately $3,500,000 and annual premium of approximately $300,000.


Note 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company anticipates that adoption of SFAS No. 133 on January 1, 2001 will not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 5 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment, which are not aggressively marketed, include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funerals and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of September 30, 2000 and 1999, and for the periods then ended is as follows:
                        --------------------------- ----------------------------
                             Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                        ------------- ------------- -------------- -------------
REVENUE:                        2000          1999          2000           1999
----------------------- ------------- ------------- -------------- -------------

  Home Service Life      $ 2,252,559   $ 2,116,250   $ 6,797,357    $ 6,543,506
  Broker Life              1,609,712     1,394,076     4,575,552      4,481,836
  Preneed Life             1,595,490       934,973     3,875,964      2,743,028
  Dental                   1,993,461     1,842,930     5,828,971      5,240,319
  Other Health               351,742       349,781     1,085,097      1,003,278
----------------------- ------------- ------------- -------------- -------------
  Segment Totals           7,802,964     6,638,010    22,162,941     20,011,967
  Realized investment
     gain (loss), net     (1,664,106)    1,712,277     4,660,783      5,666,355
----------------------- ------------- ------------- -------------- -------------
  Total Revenue          $ 6,138,858   $ 8,350,287   $26,823,724    $25,678,322
----------------------- ------------- ------------- -------------- -------------


Below are the net investment income amounts included in the revenue totals above.

                        ---------------------------- ---------------------------
                              Three Months Ended           Nine Months Ended
                                  September 30,               September 30,
                        ------------- -------------- ------------- -------------
INVESTMENT INCOME:              2000          1999           2000          1999
----------------------- ------------- -------------- ------------- -------------

  Home Service Life       $  524,942    $  436,156     $1,553,985    $1,486,634
  Broker Life                702,021       549,510      1,938,719     1,873,956
  Preneed Life               336,452       273,485        974,073       952,497
  Dental                       8,996         5,973         27,697        22,276
  Other Health                23,111        20,501         66,744        64,768
----------------------- ------------- -------------- ------------- -------------
  Segment Totals          $1,595,522    $1,285,625     $4,561,218    $4,400,131
----------------------- ------------- -------------- ------------- -------------


The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, excluding net realized investment gains and interest expense. The majority of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $20,508,000 and $20,626,000 during the nine months ended September 30, 2000 and 1999, respectively. If these funds had been invested in fixed-maturities yielding 7%, realized investment gains would have declined and the nine month segment profit totals below would have increased by an additional $763,000 and $657,000 in 2000 and 1999, respectively. Investment income was also impacted during the first nine months of 2000 due to the accumulation of additional cash and cash equivalent positions due to increased market volatility and some additional real estate vacancies.
                        --------------------------- ----------------------------
                             Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                        ------------- ------------- -------------- -------------
SEGMENT PROFIT (LOSS):          2000          1999          2000           1999
----------------------- ------------- ------------- -------------- -------------

  Home Service Life        $ (17,494)    $ 116,530     $  77,454     $  142,400
  Broker Life                 63,395      (182,334)      259,408         13,405
  Preneed Life              (274,706)     (209,313)     (829,929)      (510,679)
  Dental                      47,080       149,847       269,575        405,112
  Other Health               (10,213)       (6,622)      (36,118)       (90,574)
----------------------- ------------- ------------- -------------- -------------
  Segment Totals            (191,938)     (131,892)     (259,610)       (40,336)
  Realized investment
     gain (loss), net     (1,664,106)    1,712,277     4,660,783      5,666,355
  Interest expense           196,435       127,438       575,742        379,112
----------------------- ------------- ------------- -------------- -------------
  Income (Loss) before
     Federal Income Tax  $ (2,052,479)  $1,452,947    $3,825,431     $5,246,907
----------------------- ------------- ------------- -------------- -------------


Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.
                       ---------------------------- ----------------------------
                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                       -------------- ------------- -------------- -------------
DEPRECIATION
AND AMORTIZATION:            2000           1999          2000           1999
---------------------- -------------- ------------- -------------- -------------

  Home Service Life       $ 233,834      $ 172,362     $ 538,399      $ 475,538
  Broker Life               160,873        196,253       436,980        482,536
  Preneed Life               77,434         81,623       230,241        289,689
  Dental                     13,818         12,733        40,080         36,541
  Other Health               13,257         14,322        30,287         31,810
---------------------- -------------- ------------- -------------- -------------
  Segment Totals          $ 499,216      $ 477,293    $1,275,987     $1,316,114
---------------------- -------------- ------------- -------------- -------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                          ------------ ------------
                                           September    December
                                              30,          31,
ASSETS:                                      2000         1999
----------------------------------------- ------------ ------------

Home Service Life                          $47,276,511  $47,347,032
Broker Life                                 61,038,024   57,958,271
Preneed Life                                29,311,283   29,754,353
Dental                                         704,518      913,939
Other Health                                 2,039,614    2,006,435
----------------------------------------- ------------ ------------
Segment Totals                            $140,369,950 $137,980,030
----------------------------------------- ------------ ------------

Note 6 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded gross pretax reductions to the carrying value of available for sale securities totaling $5,063,000 and $1,358,000 for the nine months ended September 30, 2000 and 1999, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as reductions of net realized investment gains. The Company also nets certain direct, incremental investment management fees and margin loan interest cost against net realized investment gains presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $211,000 and $305,000 for the nine months ended September 30, 2000 and 1999, respectively.


Note 7 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.



Note 8 - LITIGATION

During June 2000, the Company was informed of an action filed against its subsidiary, United Liberty Life Insurance Company ("United") by two policyholders. The Company acquired United in May, 1998. The complaint in the action refers to a particular class of life insurance policies that United issued over a period of years ending around 1971. The complaint alleges that United's dividend payments on these policies from 1993 through 1999 were less than the required amount. The complaint does not specify the amount of the alleged underpayment but implies a maximum of about $1 million. The plaintiffs also allege that United is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The plaintiffs are seeking to have the action certified as a class action on behalf of all other policyholders whose policies were still in force in 1993. United has filed its answer denying the material allegations of the complaint and intends to defend the action vigorously. The Company has engaged in pre-trial discovery proceedings, in relation both to the plaintiffs' underlying allegations and their request for class action certification. At this early stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any.

================================================================================
Part I;  Item 2 - Management's Discussion and Analysis



FINANCIAL POSITION. Shareholders' equity totaled approximately $27,658,000 and $24,107,000 at September 30, 2000 and 1999, respectively. These balances reflect net increases (decreases) of approximately (1%) and 11%, respectively for the nine month periods then ended. As described above, comprehensive income (loss) totaled approximately $(312,000) and $2,519,000 for the nine months ended September 30, 2000 and 1999, respectively. A significant portion of comprehensive income activity arose from the Company's equity securities portfolio. Equity securities comprised approximately 18% of the Company's total assets as of September 30, 2000 and 1999. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions increased $5,159,000 on a cost basis and $1,843,000 on a market value basis during the first nine months of 2000. Fixed maturity portfolio positions increased $676,000 on an amortized cost basis and decreased $695,000 on a market value basis during the same period. Cash and cash equivalent positions also decreased approximately $742,000 during the period.

OPERATIONS. Net premiums and other considerations increased approximately 12% during the first nine months of 2000 compared to the first nine months of 1999. This total includes increases of 3%, 62%, 11% and 8% in the Home Service Life, Preneed Life, Dental, and Other Health segments, respectively, along with a comparable amount of Broker Life premium. The Home Service Life and Preneed Life segments have each benefited from product redesign, expanded agent recruiting and other focused marketing efforts. Dental premium has demonstrated continuing quarterly growth during 1999 and into 2000 due to consistent marketing efforts and a modest agent incentive program. The Other Health segment represents approximately 6% of total premium. The 4% increase in investment income compared to the first nine months of the prior year is attributable to the October 1999 acquisition of an inactive home service fire insurance company and the July 2000 acquisition of a small block of life insurance business. However, this benefit is substantially offset by interest expense associated with increased borrowings.

Total pretax earnings decreased approximately 27% to $3,825,000 for the nine months ended September 30, 2000, primarily due to an approximate $1,006,000 decrease in realized investment gains, net of expenses. Pretax Segment Profit
(Loss) (excluding realized investment gains and interest expense) for the first nine months of 2000 was approximately $(260,000), compared to approximately $(40,000) for the first nine months of 1999. This decrease resulted primarily from additional costs associated with expanding Preneed Life marketing efforts, increased employee benefit costs, and initiation of a small property management operation. Partially offsetting these costs were improved Broker Life mortality and Other Health morbidity, net of somewhat higher Dental claims. The Company is targeting Preneed volume growth within the next few years sufficient to produce Preneed segment profits.

The Company's higher effective income tax rate compared to the prior year is due to a phasing-out of available small-life insurance company deductions and full utilization of previously available alternative minimum-tax credit carryforwards and non-life insurance net operating loss carryforwards.

CASH FLOW AND LIQUIDITY. Cash flow used in operations totaled $1,190,000 for the nine months ended September 30, 2000 compared to $340,000 provided by operations for the same period in the prior year. This change resulted primarily from additional income tax payments made in the current year. The $2,414,000 of cash provided by investing activities for the nine months ended September 30, 2000 resulted primarily from net receipt of cash associated with the acquisition of a block of life insurance business and retaining the net proceeds from investment sales as cash. The $1,966,000 of cash used in financing activities during the first nine months of 2000 is primarily attributable to annuity and Universal Life account withdrawals.

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

================================================================================
Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K.

        a). Exhibit 11.  Statement re: computation of per share earnings.
            Exhibit 27.  Financial Data Schedule.


        b). A Form 8-K dated July 19, 2000 was filed relating to Item 5 - Other Events. The form disclosed the filing of an action against a
            subsidiary  of   the Company, United Liberty Life Insurance Company.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CITIZENS FINANCIAL CORPORATION
                                      /s/ Darrell R. Wells
                               BY:  -------------------------------------------
                                      Darrell R. Wells
                                      President and Chief Executive Officer
                                      /s/ Brent L. Nemec
                               BY:  -------------------------------------------
                                      Brent L. Nemec
                                      Treasurer and Principal Accounting Officer

Date:  November 9, 2000

================================================================================


                                  EXHIBIT INDEX



------------------ ---------------------------------------------------------
   Exhibit No.                           Description
------------------ ---------------------------------------------------------

       11          Statement re: computation of per share earnings

       27          Financial Data Schedule (electronic filing only)

================================================================================

                                   EXHIBIT 11

                 Citizens Financial Corporation and Subsidiaries
                        Computation of Per Share Earnings
                                   (Unaudited)





Nine Months Ended September 30                           2000              1999
--------------------------------------------- ---------------- -----------------

Numerator:
  Net income                                       $2,553,431        $3,846,907

Denominator:
  Weighted average common shares                     1,762,430        1,796,355

Earnings Per Share                                       $1.45            $2.14







Three Months Ended September 30                          2000              1999
--------------------------------------------- ---------------- -----------------

Numerator:
  Net income                                     $ (1,184,479)       $1,147,947

Denominator:
  Weighted average common shares                    1,761,415         1,790,924

Earnings Per Share                                     $(0.67)            $0.64