Form 10-K
period 2000-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2001-03-28
CIK 887136

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

         X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                 For the fiscal year ended DECEMBER 31, 2000

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

                                (502) 244-2420
                       (Registrant's telephone number)



Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Class A Stock, No Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes  ~~X~~   No  ~~~~~

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K.  [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $7,423,852 (based on a $10.38 per share quoted bid price on March 21, 2001).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,758,215 shares of Class A Stock as of March 21, 2001.


                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer's Board of Director's Proxy Statement for the Annual Meeting of Shareholders now scheduled for May 24, 2001 are incorporated into
Part III of this Form 10-K.

The date of this Report is March 22, 2001.

==============================================================================

                                   CONTENTS

                                    PART I


                                                                          Page

ITEM   1.  DESCRIPTION OF BUSINESS......................................    3
ITEM   2.  DESCRIPTION OF PROPERTY......................................   10
ITEM   3.  LEGAL PROCEEDINGS............................................   10
ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS ................................................   10


                                   PART~II

ITEM   5.  MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS ..........................     11
ITEM   6.  SELECTED FINANCAL DATA.....................................     12
ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.......................     13
ITEM   7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.     24
ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................     25
ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE .................      54


                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...      54
ITEM 11. EXECUTIVE COMPENSATION .....................................      54
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT ...............................      54
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS ........................................      54


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                        AND REPORTS ON FORM 8-K .....................      55
SIGNATURES ..........................................................      56
EXHIBIT INDEX .......................................................      57
EXHIBITS.............................................................      58




This report contains projections and other forward-looking statements regarding future events or the future financial performance of the Company. Actual events and results may differ materially from those in the projections and other forward-looking statements set forth herein. Among the important factors that could cause actual events or results to differ materially from those in the projections and other forward-looking statements are: changes in the market value of the Company's investments, including stock market performance and interest rate changes; customer response to marketing efforts; mortality and morbidity trends; regulatory changes; actions of independent rating agencies; general economic conditions and increased competition; the Comany's ability to achieve operating efficiencies; unanticipated adverse litigation; and changes in Federal tax law. Readers are referred to the Items 1, 7, 7a and 8 in this report and to the Company Report on Financial Statements in the Company's Annual Report for a discussion of these and other important risk factors concerning the Company and its operations.

                                    PART I
                       ITEM 1.  DESCRIPTION OF BUSINESS


General

Citizens Financial Corporation (herein, the "Company" or the "Registrant") was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company ("Citizens Security") for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly-owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance, annuities, and accident and health insurance through Citizens Security and United Liberty Life Insurance Company ("United Liberty") (herein collectively, the "Life Insurance Subsidiaries"). During October 1999, the Company acquired Kentucky Insurance Company ("Kentucky Insurance"), which is licensed as a property and casualty insurer in four states. Kentucky Insurance is planning to offer home service fire and casualty insurance coverage; however, it currently has no business inforce. In January 2001, the Company contributed the stock of Kentucky Insurance to Citizens Security. The Life Insurance Subsidiaries and Kentucky Insurance are herein collectively referred to as the "Insurance Subsidiaries".

Citizens Security was incorporated in Kentucky and commenced business in 1965. In 1971, Citizens Security acquired Central Investors Life Insurance Company by merger. In 1987, it purchased the stock of Old South Life Insurance Company ("Old South"). In 1992, Old South merged into Citizens Security. In 1995, the Company and Citizens Security purchased substantially all of the stock of Integrity National Life Insurance Company ("Integrity") and merged it into Citizens Security. During May 1998, Citizens Security purchased all of the outstanding shares of United Liberty. As stated above, in October 1999, the Company acquired Kentucky Insurance. See Item 7. "Management's Discussion and Analysis" and Item 8, Note 2 of the Notes to Consolidated Financial Statements for descriptions of certain of these acquisitions. The Life Insurance Subsidiaries are currently licensed to transact the business of life insurance, annuities, and accident and health insurance. Citizens Security is licensed in twenty states and the District of Columbia while United Liberty is licensed in twenty-three states.

Insurance Operations

The Company, through its Life Insurance Subsidiaries, operates in five segments -- 1) home service life insurance, 2) broker-sold life insurance and annuities,
3) preneed life insurance, 4) dental insurance, and 5) other health and accident insurance. The home service and preneed life segments provide individual coverages; the dental segment provides group coverages; while the broker life and other health segments include individual and group insurance coverages. The following table presents each business segment's revenue; pretax income or loss excluding realized investment gains and interest expense; and ending assets for each of the last three fiscal years. Additional segment information is contained in Item 7, "Management's Discussion and Analysis" and in Item 8, Note 11 of the Notes to Consolidated Financial Statements.

Segment Revenue, Profit or Loss, and Assets:

Year Ended December 31                    2000        1999        1998
-------------------------------------------------------------------------
Revenue:
  Home Service Life                   $ 9,036,005 $ 8,745,144 $ 8,315,665
  Broker Life                           6,090,607   6,003,025   5,341,104
  Preneed Life                          5,584,207   3,614,758   2,099,584
  Dental                                7,933,598   7,141,409   6,435,680
  Other Health                          1,469,316   1,383,437   1,409,483
-------------------------------------------------------------------------
  Segment Totals                       30,113,733  26,887,773  23,601,516
  Net  realized   investment  gains,    1,180,879   9,375,339   3,675,489
net of expenses
-------------------------------------------------------------------------
  Total Revenue                       $31,294,612 $36,263,112 $27,277,005
-------------------------------------------------------------------------


Year Ended December 31                    2000        1999        1998
-------------------------------------------------------------------------
Segment Profit (Loss):
  Home Service Life                    $  200,479  $  312,703  $  211,713
  Broker Life                             299,777     150,317     254,189
  Preneed Life                           (827,265)   (993,560)     15,325
  Dental                                  331,206     436,587     295,038
  Other Health                             32,186     (64,524)     90,174
-------------------------------------------------------------------------
  Segment Totals                           36,383    (158,477)    866,439
  Net  realized   investment  gains,    1,180,879   9,375,339   3,675,489
net of expenses
  Interest expense                        769,132     553,017     468,268
-------------------------------------------------------------------------
  Income before Income Tax             $  448,130  $8,663,845  $4,073,660
-------------------------------------------------------------------------


December 31                            2000         1999         1998
-------------------------------------------------------------------------
Assets:
  Home Service Life               $ 45,577,255  $ 47,347,032 $ 43,299,037
  Broker Life                       57,721,008    57,958,271   52,783,159
  Preneed Life                      29,421,677    29,754,353   30,869,962
  Dental                               799,496       913,939      674,728
  Other Health                       2,018,570     2,006,435    1,872,237
-------------------------------------------------------------------------
  Total Assets                    $135,538,006  $137,980,030 $129,499,123
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

Year Ended December 31  (Dollars
in Thousands)                               2000          1999           1998
----------------------------------- -------------- ------------- --------------
Gross In-force at beginning of
period1                                  $765,440      $757,571       $680,664
Business purchased                         43,940           ---         88,107
New business issued during period:
   Individual                            $ 91,182      $ 84,640       $ 65,860
   Group                                    2,001         7,170          4,026
----------------------------------- -------------- ------------- --------------
    New business total                   $ 93,183      $ 91,810       $ 69,886

Terminations during period               $ 93,518      $ 83,941       $ 81,086
Termination rate2                           11.9%         11.7%          10.8%
Gross In-force at end of period1:
   Individual                            $658,800      $605,309       $590,467
   Group                                  150,245       160,131        167,104
----------------------------------- -------------- ------------- --------------
    Gross In-force Total                 $809,045      $765,440       $757,571
----------------------------------- -------------- ------------- --------------

   Reinsurance ceded at end of
period                                    100,829       119,001        122,993
----------------------------------- -------------- ------------- --------------
Net In-force at end of period            $708,216      $646,439       $634,578
----------------------------------- -------------- ------------- --------------

1 Before deduction of reinsurance ceded.
2 Represents the percentage of individual policies terminated during the indicated period by lapse, surrender, conversion, maturity, or otherwise.

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

The Life Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 2,600 sales representatives are licensed as independent agents for the Life Insurance Subsidiaries. The majority of these agents also represent other insurers. Approximately 400 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 300 agents specialize in the preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

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

Underwriting. The Life Insurance Subsidiaries follow underwriting procedures designed to assess and quantify insurance risks before issuing life and health insurance policies to individuals and members of groups. Such procedures require medical examinations (including blood tests, where permitted) of applicants for certain policies of health insurance and for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant's age and vary by policy type. In addition, certain types of life insurance policies are offered with higher premium rates and less stringent underwriting requirements. The Life Insurance Subsidiaries also rely upon each applicant's written application for insurance, which is generally prepared under the supervision of a trained agent. In issuing health insurance, information from the application and, in some cases, inspection reports, physician statements, or medical examinations are used to determine whether a policy should be issued as applied for, issued with reduced coverage under a health rider, or rejected.

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

Investments. The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Life Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. Where deemed appropriate, the Life Insurance Subsidiaries will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). The Life Insurance Subsidiaries' non-investment grade bonds, based on reported fair values, represented 4.5% of the Company's cash and invested assets as of December 31, 2000. Citizens Security has maintained substantial investments in equity securities in order to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Insurance Subsidiaries. Mortgage loans, federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2. "Description of Property," represented approximately 3.4% of cash and invested assets as of December 31, 2000. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 2000 that would be included in the high-risk classification.

For  additional   information   concerning   investment  results,  see  Item  7,
"Management's Discussion and Analysis."

Reinsurance. In keeping with industry practice, the Life Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks which they underwrite. The Life Insurance Subsidiaries retain no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 2000, approximately $100,829,000 or 12.5% of life insurance in force was reinsured under arrangements described in Note 13 to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Life Insurance Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit its maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Life Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

Competition. The insurance industry is highly competitive, with approximately 1,500 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the Life Insurance Subsidiaries. Financial and claims-paying ratings assigned to insurers by A.M. Best Company ("Best") and by nationally-recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best in October, 1999, when it was upgraded to B
(Fair) from B- (Fair). United Liberty's rating has remained at B- (Fair) since its 1998 acquisition. According to Best, B and B- ratings are assigned to companies that have on balance, fair financial strength, operating performance and market profile when compared to the standards established by Best. Also according to Best, B and B- companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions. There are six Best rating categories above the B category from B+ to A++. The Life Insurance Subsidiaries will continue to pursue upward revisions in their Best ratings. Kentucky Insurance has no insurance business inforce and is not rated by Best.

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

State Insurance Regulation. The Insurance Subsidiaries, in common with other insurers, are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, regulate the form and content of policies, establish reserve requirements, prescribe the type and amount of allowable investments, and review premium rates for fairness and adequacy. The Insurance Subsidiaries file detailed annual convention statements with all states in which they are licensed to transact business. The Kentucky Department of Insurance also periodically examines the business and accounts of the Insurance Subsidiaries. In recent years, various state insurance departments and the NAIC have expressed concern, essentially about the "rate of return" earned by holders of small face amount life policies, potentially including Preneed policies. Although the Company does not believe calculating a simple "rate of return" is meaningful for traditional life insurance products, state insurance regulators could take steps that would alter the profitability of existing contracts and/or eliminate small face amount policies as a viable product offering.

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Life Insurance Subsidiaries, net of refunds but before offsets for future premium or intangible property taxes, were $(11,000), $(13,000), and $24,665 in 2000, 1999 and 1998,
respectively.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the Kentucky Department of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 2000, the maximum amount of dividends that Citizens Security, United Liberty, and Kentucky Insurance could pay, without the Commissioner's approval, is $715,000, $294,000, and $93,000 respectively. It is presently anticipated that the Company will derive substantially all of its liquidity from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owed by the Company.

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

The Life Insurance Subsidiaries' AVR, as of December 31, 2000, 2000 and 1999, is shown in Item 7. "Management's Discussion and Analysis". Cash flow testing and the results of such testing as applied to the Life Insurance Subsidiaries are also described and discussed in Item 7.

RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations in light of their size and risk profile. The four categories of major risk involved in the formula are [i] asset risk -- the risk with respect to the insurer's assets; [ii] insurance risk -- the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii] interest rate risk -- the interest risk with respect to the insurer's business; and [iv] business risk -- all other business risks. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower for less risky items. RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would be placed in conservatorship. Based on RBC computations as of December 31, 2000, the Insurance Subsidiaries each have capital levels which are at least 250% of the minimum requirements.

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

Income Taxation. The Life Insurance Subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax rate of 20%. See Item 7. "Management's Discussion and Analysis" and Note 9 of the Notes to Consolidated Financial Statements.

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

Reserves. In accordance with applicable insurance laws, the Life Insurance Subsidiaries have established and carry as liabilities actuarially determined reserves to meet their policy obligations. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are required to be sufficient to meet policy obligations. The actuarial factors used in determining reserves in the statutory basis financial statements are based upon statutorily-prescribed mortality and interest rates. Reserves maintained for health insurance include the unearned premiums under each policy, reserves for claims that have been reported but not yet paid, and reserves for claims that have been incurred but have not been reported. Furthermore, for all health policies under which renewability is guaranteed, additional reserves are maintained in recognition of the actuarially-calculated probability that the frequency and amount of claims will increase as policies persist. The Life Insurance Subsidiaries do not continue accumulating reserves on reinsured business after it is ceded. The Life Insurance Subsidiaries are required to maintain reserves on reinsured business assumed on a basis essentially comparable to direct insurance reserves. Reinsurance business assumed is presently insignificant in amount.

The reserves carried in the financial statements included in this Form 10-K are calculated on the basis of accounting principles generally accepted in the United States and differ from the reserves specified by laws of the various states, which govern preparation of financial statements on the statutory basis of accounting for the Life Insurance Subsidiaries. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation, and the use of the level premium reserve method on all insurance business. See Note 1 of the Notes to Consolidated Financial Statements for certain additional information regarding reserve assumptions under accounting principles generally accepted in the United States.

Employees. As of March 21, 2001, 72 people, excluding agents, were employed by the Company. As of that date, the Company had approximately 2,600 independent agents licensed to sell its products.

                       ITEM 2. DESCRIPTION OF PROPERTY

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and its Subsidiaries occupy about 28% of the building for their headquarters and home offices. The Company leases the remaining space to tenants under leases of various duration. Market conditions for this property are favorable and, in management's opinion, the property is adequately covered by insurance. Currently, the Company's policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. In addition, the Company's current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised-value ratio of more than 75%.


                          ITEM 3.  LEGAL PROCEEDINGS

During June 2000, the Company was informed of an action filed against United Liberty, by two policyholders. The complaint in the action refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. The complaint alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. The complaint does not specify the amount of the alleged underpayment but implies a maximum of about $1 million. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The plaintiffs are seeking to have the action certified as a class action on behalf of all other policyholders whose policies were still in force in 1993. United Liberty has filed its answer denying the material allegations of the complaint and intends to defend the action vigorously. The Company has engaged in pre-trial discovery proceedings, in relation both to the plaintiffs' underlying allegations and their request for class action certification. At this early stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. There are no other material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject other than routine litigation incidental to the business of the Company and its subsidiaries. There are no material proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

                            ITEM 4.  SUBMISSION OF
                     MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                    PART II

                       ITEM 5.  MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

As of March 21, 2001, there were approximately 2,600 holders of record of the Company's Class A Stock, its only class of common equity.

The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading volume in 2000 was about 13% of the average shares outstanding during the year and trading volume by non-affiliates was about 30% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 2000 and 1999 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not represent actual transactions.

                                           Bid Quotations for
                                             Class A Stock
                                       --------------------------
                Quarter
                Ended                    High Bid        Low Bid
                                       --------------------------
                December 31, 2000        $ 12.750       $ 10.000
                September 30, 2000       $ 16.313       $ 11.500
                June 30, 2000            $ 13.875       $ 10.625
                March 31, 2000           $ 12.750       $ 11.000
                December 31, 1999        $ 12.469       $ 10.750
                September 30, 1999       $ 12.500       $ 11.000
                June 30, 1999            $ 11.250       $  9.250
                March 31, 1999           $ 11.000       $  8.438

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its income before interest and tax expense plus dividends, to its interest expense and dividend payments for five (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January, 2001, the Company could pay dividends in the maximum amount of approximately $3,075,000 without violating the loan agreement covenant. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code subject transactions between the Insurance Subsidiaries and their respective parents, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Insurance Subsidiaries' capital and surplus available to support policyholder obligations. See Item 1. "Description of Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

                       ITEM 6. SELECTED FINANCIAL DATA



Year Ended December 31    2000       1999        1998        1997       1996
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Premiums and other
  considerations     $23,822,424 $20,844,828 $18,371,628 $17,690,877 $17,947,623
Investment and other
  income, net          6,291,309   6,042,945   5,229,888   3,817,818   4,187,500

Policy benefits and
  reserve change      19,400,397  17,038,433  13,936,902  12,605,227  12,707,700
Commissions, expense,
  amortization, net   10,676,953  10,007,817   8,798,175   8,284,629   8,222,534

Segment profit (loss)     36,383    (158,477)    866,439     618,839   1,204,889
Realized investment
  gains, net           1,180,879   9,375,339   3,675,489   2,193,148     915,062
Interest expense         769,132     553,017     468,268     341,275     784,325
Pretax profit            448,130   8,663,845   4,073,660   2,470,712   1,335,626

NET INCOME              $238,130  $6,438,845  $3,299,660  $1,988,212  $1,109,323
NET INCOME APPLICABLE
   TO COMMON STOCK      $238,130  $6,438,845  $3,020,010  $1,581,212  $  707,109

NET INCOME PER SHARE:
   Basic                   $0.14       $3.59       $2.31       $1.47       $0.66
   Diluted                 $0.14       $3.59       $1.82       $1.10       $0.62


FINANCIAL POSITION
--------------------------------------------------------------------------------
Total assets      $135,538,006 $137,980,030 $129,499,123 $84,749,842 $80,262,708
Notes payable        8,000,000   $8,500,000   $6,510,000  $3,510,000  $4,095,869
Redeemable convertible
  preferred stock          ---          ---          ---  $4,043,907  $4,043,907
Shareholders'
  equity           $23,274,109  $28,036,457  $21,745,281 $14,320,885 $10,573,455
Shareholders' equity per
  share - Basic         $13.24       $15.86       $12.06      $13.31       $9.83
Shareholders' equity per
  share - Diluted       $13.24       $15.86       $12.06      $10.11       $8.05



INVESTMENTS
--------------------------------------------------------------------------------
Average cash and
  invested assets $121,807,002 $115,045,517  $98,436,023 $70,294,955 $70,958,058
Average equity portfolio
  (cost basis)     $20,017,915  $20,650,875  $14,529,633 $11,587,579  $7,125,001
Investment income yield   4.9%         5.1%         5.3%        5.4%        5.9%
Change in unrealized
  investment gains (losses)
  net of tax      $(4,896,265)     $243,355     $484,618 $2,166,218 $(1,442,872)


LIFE INSURANCE DATA
--------------------------------------------------------------------------------
Premiums         $14,553,493  $12,443,385  $10,657,675   $9,127,795   $9,490,351
Insurance in force,
  net at end of
  period        $706,044,000 $646,439,000 $634,578,000 $565,446,000 $583,294,000



ACCIDENT AND HEALTH INSURANCE DATA
--------------------------------------------------------------------------------
Premiums        $9,268,931     $8,401,443   $7,713,953   $8,563,082   $8,457,272
Claims ratio         66.0%          64.5%        65.2%        68.0%        68.7%


 Note: Above amounts include results from acquisitions: National Affiliated Investors Life Insurance Company (reinsurance assumption), Kentucky Insurance Company and United Liberty Life Insurance Company from the dates of their acquisition in 2000, 1999 and 1998, respectively.

                 ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS

During 2000, the Company's net income applicable to common shares totaled $238,000 compared to $6,439,000 in 1999 and $3,020,000 in 1998. In addition, the comprehensive loss (including net unrealized losses) for 2000 was $4,658,000 compared to comprehensive gains of $6,682,000 and $3,784,000 in 1999 and 1998, repectively. Accordingly, although the Company's total book value has declined from the end of 1999, it remains more than $1.5 million or 7% above the level at January 1, 1999. The majority of the 2000 decline in net income and comprehensive income is attributable to the downturn in the securities markets during the last half of the year. Obviously we cannot forecast movement in securities markets during the coming year; however, we do intend to participate in these markets. Although certainly not without risk, our strategies during the past ten (10) years have produced an after-tax compound annual growth rate in book value per share of 9.7% and a 10 year annual growth rate for total equity of 14.3%. In addition, as detailed below, during the past three years the Company has maintained an equity portfolio averaging approximately $18,399,000 (cost basis) which has yielded an average annual pretax total return in excess of 17%.

During 2000, the Company achieved premium increases in four of its five product segments, Home Service Life, Preneed Life, Dental, and Other Health. Pretax segment income for 2000, excluding realized investment gains and interest expense, increased to $36,000 from a prior year loss of $158,000. This improvement was impacted by an overall 14% premium increase and improving margins in a majority of the product segments. This improvement was realized while maintaining the Company's total-return investment strategy which dampens operating income yields and while making continued investment in the growing Preneed Life segment.

As described below, during the year the Company purchased a small block of life insurance business for a net purchase price of approximately $355,000. In addition, the Company repurchased 9,000 and 35,400 shares of its common stock during 2000 and 1999, respectively, at average prices of $11.58 and $11.05 per share, respectively.

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

ACQUISITIONS

National Affiliated Investors Life

On July 7, 2000, the Company acquired, through an assumption reinsurance agreement, 100% of the inforce business of National Affiliated Investors Life Insurance Company ("NAIL") for a net cash purchase price of approximately $355,000. The acquisition was coordinated through the National Organization of Life and Health Guaranty Associations. The acquired business consists primarily of individual life insurance business with policy reserves and annual premium of approximately $3,500,000 and $300,000, respectively.

Kentucky Insurance Company

On October 14, 1999, the Company acquired 100% of the stock of Kentucky Insurance from an unaffiliated insurance holding company (the "Kentucky Insurance Acquisition"). Kentucky Insurance is licensed as a property and casualty insurance company in four states and has approximately $3.4 million of statutory capital and surplus; however, it currently has no insurance operations. The aggregate purchase price for the Kentucky Insurance Acquisition was approximately $3,550,000 (including net costs associated with the transaction of approximately $50,000). The acquisition was financed with available internal funds and $2,500,000 of additional bank borrowings at the prime rate.

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

Integrity National Life Insurance Company

During September 1995, the Company and Citizens Security acquired the common stock of Integrity National Life Insurance Company (the "Integrity Acquisition") from an unaffiliated insurance holding company. The aggregate purchase price for the Integrity acquisition, as finally adjusted, was $9,419,000 (including $437,000 of net transaction costs). Integrity National was merged into Citizens Security during 1995.

FINANCIAL POSITION

Assets. At December 31, 2000, the Company's available-for-sale fixed maturities had a fair value of $71,403,674 and amortized cost of $72,516,172. The Company's fixed maturities portfolio increased approximately 5% in 2000 and decreased approximately 8% in 1999, on an amortized cost basis. The 2000 increase resulted primarily from the NAIL acquisition, while the 1999 decrease resulted from repositioning funds to cash and the equity market. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 2000.

            Standard & Poor's                                 Fair
            Corporation Rating           Amortized Cost 1    Value 2
            ---------------------------------------------------------
            Investment grade:
                  AAA to A-                   $56,143,683 $56,251,789
                  BBB+ to BBB-                 10,322,495  10,033,747
            ---------------------------------------------------------
            Total investment grade             66,466,178  66,285,536

            Non-investment grade:
                  BB+ to BB-                    1,611,931   1,494,807
                  B+ to B-                      3,589,098   2,741,731
                  CCC+ to C                       827,715     860,350
                  CI to not rated                  21,250      21,250
            ---------------------------------------------------------
            ---------------------------------------------------------
            Total non-investment grade          6,049,994   5,118,138
            ---------------------------------------------------------
            Total fixed maturities            $72,516,172 $71,403,674
            ---------------------------------------------------------

            1 Net of write-downs on bonds whose decline in value is believed to be other-than-temporary
            2 Fair values as of December 31, 2000 were obtained from the
              Company's investment advisor's portfolio review, which used market prices from Shaw Data Services

The Company believes it has a well diversified portfolio and has no definitive plans to decrease its non-investment grade portfolio significantly below its current level, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 8.3% and 8.8% of the fixed maturities portfolio, on an amortized cost basis at December 31, 2000 and 1999, respectively.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 2000.

                                        Non-Investment Grade
                                          Amortized
                December 31, 2000              Cost  Fair Value
                ------------------------------------------------
                Largest                    $500,000    $445,625
                Second largest              488,155     521,850
                Third largest               476,227     402,900
                Fourth largest              401,025     479,350
                ------------------------------------------------
                Total                    $1,865,407  $1,849,725
                ------------------------------------------------

The Company had no guarantee or other type of enhancement associated with the issuers represented above.

The Company's investment in equity securities decreased $4,551,000 and $10,363,000 during 2000 on a cost (net of write-downs) and fair value basis, respectively, after increasing $3,495,000 and $5,733,000 on the same basis in 1999. As of December 31, 2000 there were $1,099,000 of unrealized losses on equity securities, as compared with $4,713,000 and $2,474,000 of unrealized gains at December 31, 1999 and December 31, 1998, respectively. One security accounted for $672,000 of the unrealized losses at December 31, 2000.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management's opinion are other-than-temporary. These reviews can involve qualitative and quantitative information relating to an individual company or industry and general factors impacting the economy. In addition, market performance subsequent to the balance sheet date has historically been a key factor. However, due to wide market fluctuations occurring prior and subsequent to December 31, 2000, post balance sheet price movements have become less useful for assessing permanent impairment. Accordingly, determining whether declines are temporary, has become much more complex and judgmental. These reviews resulted in the recognition of impairment losses on equity securities totaling $5,733,000 during 2000 ($1,035,000, $865,000, $838,000 and $2,995,000 for the first through fourth quarters, respectively). In addition, $912,000 of impairment losses were recognized on fixed maturities during 2000 ($513,000, $5,000, $387,000 and $7,000 during the first through fourth quarters, respectively). During 2000, equity securities and fixed maturities were sold which contained impairment writedowns of $1,108,000 and $15,000, respectively.

As more extensively discussed under Consolidated Results and Analysis, below, the Company realized significant net capital gains from its marketable investments over the three-year period ended December 31, 2000. Management believes these pretax net gains, which total $14,232,000 ($1,181,000, $9,375,000, and $3,676,000 for 2000, 1999 and 1998, respectively), are greater than would have been obtained from a more conservative investment strategy involving only investment grade bonds. The Company's strategy has in some years subjected it to fluctuations in income and shareholders' equity of a magnitude significantly larger than would be anticipated under a more conservative investment strategy. Net capital gains or losses for a given period are not necessarily indicative of those for future periods. In addition, the net realized gains (and unrealized losses) reported for 2000 are significantly impacted by the judgmental determination of securities impairments discussed above.

Citizens Security owns the building in which the Company and its subsidiaries maintain their home offices. The Company occupies approximately 28% of the building with 62% leased to third-party tenants and 10% being offered for lease. Market conditions for this property are generally favorable and the Company does not anticipate significant difficulty in leasing available space. An appraisal obtained during 1996 indicates that the current market value of the property is approximately $1,700,000 higher than its carrying value.

The Company has maintained significant cash and short-term balances over the past several years, principally to hedge against the uncertainty of future interest rates.

At December 31, 2000, the Company holds a $156,000 mortgage loan from a real estate limited partnership in which the Company also has a 20% equity interest. The mortgage loan, maturing March 31, 2002, permits revolving credit advances, not to exceed at any time, the lesser of $750,000 or 80% of the collateral fair value. Stockholders of the partnership's general partner personally guarantee 80% of the loan.

Liabilities. A comparison of total policy liabilities as of December 31, 2000, 1999 and 1998 is shown below. Approximately 82% of the 2000 total consists of future policy benefit reserves while policyholder deposit liabilities represent 16% of the total.

       Year Ended December 31               2000         1999          1998
       ---------------------------------------------------------------------
       Home Service Life            $ 31,543,557 $ 30,300,225  $ 28,967,749
       Broker Life                    44,631,499   41,718,948    39,933,144
       Preneed Life                   23,094,830   21,509,265    23,260,792
       Dental                            610,111      633,751       485,750
       Other Health                    2,143,247    3,031,510     2,997,162
       ---------------------------------------------------------------------
       Total                        $102,023,244 $ 97,193,699  $ 95,644,597
       ---------------------------------------------------------------------

Home Service Life policy liabilities comprise approximately 31% of the Company total. During recent years, this segment has experienced moderate growth through a combination of attracting new producers and continuing to focus on meeting the needs of existing customers and agents. The Broker Life segment's 2000 net growth is due primarily to the NAIL acquisition, while the 1999 growth resulted from favorable sales of the Company's simplified issue and graded benefit life products which were redesigned in late 1997. The Company initially entered the Preneed Life business in 1998 after completing the United Acquisition. During 2000, Preneed Life product offerings were redesigned and the Company attracted a number of new producers who have reacted favorably to the new products and level of service provided. During the initial full year of Preneed production in 1999, claims on the inforce business outpaced the Company's new sales production. The Company's Dental products are annual term coverages; accordingly, policy liabilities for this segment are not significant. The Other Health segment change in 2000 relates primarily to the settlement of a reinsurance obligation with no impact on overall retention.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 2000.

       Year Ended December 31,                        Universal
       2000                          Total    Annuity       Life      Other
       ---------------------------------------------------------------------
       Beginning Balance       $15,811,486 $9,346,749 $5,205,603 $1,259,134
       Acquired Business        $1,600,158    309,794  1,193,240     97,124
       Deposits                    866,778    308,685    550,802      7,291
       Withdrawals              (2,785,603)(1,818,106)  (892,359)   (75,138)
       Interest credited           888,428    507,285    319,430     61,713
       ---------------------------------------------------------------------
       Ending Balance          $16,381,247 $8,654,407 $6,376,716 $1,350,124
       ---------------------------------------------------------------------

The 2000 increase in total policyholder deposits of approximately $570,000 is primarily attributable to the NAIL acquisition. Without the acquisition, deposits would have declined approximately $1,080,000 compared to a 1999 net reduction of $512,000. The Company is not devoting significant marketing effort toward these products and has elected not to aggressively compete in crediting excess interest.

CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three fiscal years.

         Year Ended December
         31                            2000          1999           1998
         ----------------------------------------------------------------
         Home Service Life       $6,906,473    $6,697,932     $6,551,375
         Broker Life              3,425,795     3,447,440      3,040,231
         Preneed Life             4,221,225     2,298,013      1,066,069
         Dental                   7,892,356     7,105,627      6,414,720
         Other Health             1,376,575     1,295,816      1,299,233
         ----------------------------------------------------------------
         Total                 $ 23,822,424  $ 20,844,828   $ 18,371,628
         ----------------------------------------------------------------

Home Service Life premium increased 3.1% during 2000 as the Company achieved its most favorable sales results since the late 1995 acquisition of this product line. The Company has continued to attract a number of successful, experienced Home Service agents without subsidizing inexperienced agents. In addition, a 1999 pilot program to automate and streamline agent field accounting was expanded during 2000 and continues to be favorably received by the agency force. During 1998, the Company introduced redesigned products which raised premium rates approximately 15%, increased base renewal commission rates by approximately 5% of premium, simplified the policy application form, and streamlined the policy underwriting process for qualifying agents. These changes were favorably received by the Home Service Life agency force and production began increasing during the fourth quarter of 1998.

The less than 1% decline in Broker Life premium during 2000 was primarily attributable reductions in group life premium and lapses on a closed block of business obtained in the United Acquisition. In addition, the Company experienced some softening in sales of simplified issue and graded benefit life policies, partially offset by additional premium from the NAIL acquisition. The 13% increase in Broker Life premium during 1999 was attributable to increased sales of simplified issue and graded benefit life policies as well as to receiving a full year of premium on participating life policies obtained in the 1998 United Acquisition.

The 84% increase in Preneed Life premium during 2000 resulted from intensified marketing efforts aimed at introducing the Company as a committed participant in this market, successfully negotiating various competitive third-party marketing agreements, and redesigning the former United Liberty Preneed products. The Company anticipates accelerating growth in this segment along with increased statutory surplus strain associated with advance commission arrangements typical in the industry. The premium growth in 1999 reflects the resumption of sales efforts and recognition of a full year of premium from policies obtained in the 1998 United Acquisition.

The 11% growth rates for Dental premium during 2000 and 1999 reflect a continuing focus on this market, favorable reaction to the quality of customer service, and a modest marketing incentive program. The Company constantly strives to build strong customer and agent loyalty by continuing to improve sales and administrative support functions.

The Company has not been actively marketing Other Health coverages for several years. However, in response to agent requests, certain cancer and disability protection products have been updated and promoted. Pricing, underwriting, and claims experience on these products are closely monitored.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current market environment. This practice has historically resulted in equity securities comprising 10% to 20% of the Company's cash and invested assets, which tends to dampen current income yields in favor of an overall total return focus. Investment income yields were 4.9%, 5.1%, and 5.3% for 2000, 1999, and 1998, respectively. The investment income yield declines in 2000 and 1999 resulted primarily from higher equity security and short-term investment average balances.

Net realized gains on equity securities were $119,790, $9,131,389, and $2,848,000 for 2000, 1999, and 1998, respectively. These amounts reflect the direct expenses shown below, as well as increases (reductions) for amortization of deferred policy acquisition costs of $201,179, $(229,861), and $(139,027) in 2000, 1999, and 1998, respectively. Also included in gross realized losses during 2000, 1999 and 1998 are reductions in the carrying value of available-for-sale equity securities of $5,733,000, 1,122,000, and $1,356,000 respectively, relating to declines in value which were considered by management to be other than temporary. The equity portfolio had $1,099,000 of net pre-tax unrealized losses as of December 31, 2000 compared to net pre-tax unrealized gains of $4,713,000 and $2,474,000 at December 31, 1999 and 1998, respectively. As previously indicated, much of the 2000 decline in realized and unrealized investment gains is attributable to the decline in the equity markets during the second half of the year. Many of the 1999 gains arose from technology related securities, which experienced significant declines during 2000.

As noted above, although increased cash and equity security balances have dampened investment income yields and segment operating income results, total return performance for the past three years has been favorable. As illustrated below, during the past three years the Company's equity securities have generated approximately $5,600,000 of additional pre-tax total return, above a hypothetical 7.0% fixed-maturity return. During this period, the Company's annual net pretax total return on its equity portfolio has averaged 17%.

                    Equity Portfolio - Pretax Total Return
  ------------------------------------------------------------------------------
  Year Ended December 31, Total/Average        2000          1999          1998
  ------------------------------------------------------------------------------
  Average Equities
  Cost                    $18,399,474   $20,017,915   $20,650,875   $14,529,633
  ------------------------------------------------------------------------------
  Realized Gains 1        $13,274,860     $  24,530   $10,064,022   $ 3,186,308
  Change in Unrealized
     Gains (Losses)        (4,028,116)   (5,812,184)    2,238,293      (454,225)
  Dividends                 1,343,919       397,552       523,520       422,847
  ------------------------------------------------------------------------------
  Gross Total Return       10,590,663    (5,390,102)   12,825,835     3,154,930

  Direct Expenses          (1,147,235)     (207,369)     (702,772)     (237,094)
  ------------------------------------------------------------------------------
  Net Total Return          9,443,428    (5,597,471)   12,123,063     2,917,836
  7.0% Base Return         (3,863,889)   (1,401,254)   (1,445,561)   (1,017,074)
  ------------------------------------------------------------------------------
  Excess Return           $ 5,579,539  $ (6,998,725)  $10,677,502   $ 1,900,762
  ------------------------------------------------------------------------------

  Total Return Rate - Gross     19.2%       (26.9)%         62.1%         21.7%
  Total Return Rate - Net       17.1%       (28.0)%         58.7%         20.1%

  1 Excludes adjustments for incentive and guaranty fees incurred by the Company for investment management services.
    These amounts are included separately as "Direct Expenses".

Segment Earnings.

Pretax income for 2000 totaled approximately $448,000 compared to $8,664,000 in 1999 and $4,074,000 in 1998. Pretax profit (loss) is shown below for the Company's five business segments, along with total realized investment gains and interest expense. As previously indicated, the Company's equity investments have historically produced very favorable total returns; however, if these funds had been invested in fixed-maturities yielding 7.0%, the segment profit totals below would have increased by an additional $1,004,000, $922,000, and $594,000 in 2000, 1999, and 1998 respectively.

Year Ended December 31                      2000        1999        1998
-------------------------------------------------------------------------
  Home Service Life                  $   200,479 $   312,703 $   211,713
  Broker Life                            299,777     150,317     254,189
  Preneed Life                          (827,265)   (993,560)     15,325
  Dental                                 331,206     436,587     295,038
  Other Health                            32,186     (64,524)     90,174
-------------------------------------------------------------------------
  Segment Profit (Loss)                   36,383    (158,477)    866,439
  Net  realized   investment  gains,   1,180,879   9,375,339   3,675,489
     net of expenses
  Interest expense                       769,132     553,017     468,268
-------------------------------------------------------------------------
  Income before Income Tax           $   448,130 $ 8,663,845 $ 4,073,660
-------------------------------------------------------------------------

The 2000  decline  in Home  Service  Life  profit  resulted  primarily  from the moderate growth of inforce business as described above, offset by a slight increase in mortality. The 1999 increase in Home Service profit resulted from moderate volume growth and some mortality improvement. The 2000 Broker Life earnings increase resulted primarily from improved mortality on simplified issue and graded benefit life plans. During 1999, increased mortality on the acquired United Liberty business offset improvements in simplified issue and graded benefit life mortality. The 2000 Preneed Life improvement is primarily attributable to improving mortality on business obtained in the 1998 United Acquisition and efficiencies associated with growing levels of new business. As indicated above, the Company has intensified marketing efforts in the Preneed segment and expects continued revenue growth and improving segment results along with increased statutory surplus strain associated with higher new business volumes. Information regarding Dental profitability is included below. The "contribution margin" shown below is a direct margin without allocable investment income and general expense.

         Year Ended December
         31                          2000        1999        1998
         ---------------------------------------------------------
         Premium               $7,892,356  $7,105,627  $6,414,720
         Claims and Reserves   $5,369,742  $4,717,678  $4,370,499
         Contribution Margin   $1,516,948  $1,432,204  $1,224,470
         Claim Ratio                68.0%       66.4%       68.1%

The overall Dental contribution margin continued to improve during 2000 as a result of an 11% increase in premium volume, however the claim ratio also increased somewhat during the year. After two years of strong premium growth, management will again reassess renewal underwriting criteria in order to maintain expected profit margins. The significant improvement in profitability during 1999 resulted from a number of initiatives. These initiatives included reconfiguring products to provide additional margins for certain more costly dental procedures, engaging a company to provide expert assistance with ongoing adjudication of claims, and implementing a program of aggressive renewal underwriting and re-rating. In addition to the profitability initiatives, during 1999 the Company launched initiatives aimed at increasing premium volume, including agent incentive and referral programs for new business. The Company has not been actively marketing its Other Health products in recent years. However, the Company is closely monitoring recent sales activity increases for certain cancer and disability coverages. In addition, state filings for significant rate increases on certain older blocks of Other Health business have been approved and will be implemented, beginning in the second quarter of 2001.

Income Taxes. Historically, the Company has experienced a relatively low effective income tax rate, due primarily to the small life insurance company deduction. However, during 2000, the effective rate was substantially increased by state and local income taxes on the parent company's investment gains (which are not eligible for offset by Insurance Subsidiary investment losses), and the effect of an increased valuation allowance on deferred tax assets as discussed below.

The small life insurance company deduction allows the Life Insurance Subsidiaries to reduce their taxable income by 60% before computing its current provision for regular or alternative minimum tax. However, for purposes of computing deferred income tax liabilities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company is precluded from assuming the small life insurance company deduction will be available in the future. Accordingly, by disallowing this deduction, SFAS No. 109 significantly increases the deferred taxes on the Life Insurance Subsidiaries' temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax may actually be paid on these net liabilities (when realized) at a rate potentially as low as 17% (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 9 to the Consolidated Financial Statements. All deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities or by carryback to recapture prior years' taxes paid on operating income and capital gains. The deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Life Insurance Subsidiaries. Due to the impact of the small life insurance company deduction, the Life Insurance Subsidiaries record a valuation allowance to reduce deferred tax assets (associated with temporary differences) to their expected benefit rate of approximately 19%, rather than 34%. The Company's valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

Statutory Insurance Information. For insurance regulatory and rating purposes, the Insurance Subsidiaries report on the basis of statutory accounting principles ("SAP"). During 1999, A.M. Best Company ("Best") upgraded Citizens Security's rating to B from B-. United Liberty's rating has remained at B- by Best since it was acquired in 1998, and Kentucky Insurance, due to its lack of insurance operations, is not rated. Citizens Security reports its investment in United Liberty on the equity method of accounting for statutory accounting purposes. Accordingly, the admitted value of Citizens Security's investment in United Liberty equals United Liberty's statutory capital and surplus total of $3,112,690 at December 31, 2000. Citizens Security's 2000 statutory net income includes United Liberty's 2000 statutory net income of $289,489. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income, net operating income, statutory capital and surplus, asset reserves, and capital ratios for Citizens Security for the five years ended December 31, 2000.

                                            Statutory
                                        Net   Capital         Asset
        Year Ended         Net    Operating       and     Valuation   Capital
        December 31     Income       Income   Surplus     Reserves1    Ratio2
      --------------------------------------------------------------------------
           2000       $1,868,575  $ 715,250   $8,315,902  $1,548,271    13.7%
           1999       $4,945,708  $ 568,436  $12,942,331  $4,335,111    22.4%
           1998       $3,662,188 $1,105,631  $11,227,528  $3,606,655    20.5%
           1997       $1,708,884  $ 762,357   $9,627,479  $2,753,064    18.2%
           1996       $3,062,421  $ 871,089   $9,145,830  $1,426,918    16.1%
      --------------------------------------------------------------------------

      1 Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders' surplus to reduce the impact of realized and unrealized investment losses. The December 31, 2000, 1999 and 1998 amounts also include United Liberty's reserves.
      2 Represents Statutory Capital and Surplus plus Asset Valuation Reserves divided by invested assets plus cash.

During 2000, statutory capital and surplus and asset reserves decreased by approximately $7,413,000. This decrease resulted primarily from $1,869,000 of statutory net income offset by $7,875,000 of unrealized losses and a $1,200,000 redemption of Citizens Security's preferred capital stock. The significant decline during 2000 has been partially offset during 2001 by the contribution of KIC's stock to Citizens Security in January, 2001. During 1999, statutory capital and surplus and asset reserves increased by approximately $2,443,000. This increase resulted primarily from $4,946,000 of statutory net income offset by a $1,200,000 redemption of preferred capital stock, and a $1,000,000 shareholder dividend paid. During 1998, statutory capital and surplus and asset reserves increased by approximately $2,454,000. This increase resulted primarily from $3,662,000 of statutory net income offset by a $1,500,000 redemption of preferred capital stock, along with unrealized investment gains. During 1997, statutory capital and surplus and asset reserves increased by approximately $1,808,000. This increase resulted primarily from $1,709,000 of statutory net income and $1,130,000 of unrealized investment gains, partially offset by a $1,050,000 redemption of preferred capital stock.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first year premiums. Accordingly, a statutory loss (surplus strain) often occurs on these sales during the first policy year. Historically, the Company's level of life insurance sales has not significantly impacted statutory surplus. However, as Preneed Life sales increase, the Company anticipates incurring surplus strain.

In addition to the statutory totals shown above, Kentucky Insurance generated approximately $93,000 of net income, during 2000 and $150,000 during 1999, with $21,000 of the 1999 total earned after Kentucky Insurance was acquired by the Company. At December 31, 2000, Kentucky Insurance capital and surplus totaled approximately $3,379,000. Effective January 31, 2001, 100% of the capital stock of Kentucky Insurance was contributed by Citizens Financial into Citizens Security.



CASH FLOW AND LIQUIDITY

During 2000, the Company used approximately $467,000 of cash flow in operations while generating $361,000 and $1,620,000 of cash flow during 1999 and 1998, respectively. The 2000 decrease is principally attributable to Federal Income Tax deposits required early in the year, which are being refunded. The 1999 decrease is attributable primarily to additional spending on Preneed Life marketing programs and a decline in accounts payable and accrued expenses at December 31, 1999.

Cash provided by investment activities during 2000 of $4,488,000 resulted primarily from a reduction in equity portfolio positions and net cash received in the acquisition of the NAIL business, partially offset by additional property and equipment expenditures, including a fractional aircraft ownership share. Cash provided by investment activities during 1999 of $11,200,000 resulted primarily from a conservative decision to limit reinvestment activity near year-end, due to increased market volatility. Cash used in investing activities during 1998 includes payment of approximately $7,076,000 for the United Acquisition, less $3,288,000 of cash held by United Liberty on the effective acquisition date, for a net outflow of $3,788,000. Cash used by financing activities during 2000 includes higher levels of policyholder deposit withdrawals, principally due to the Company's decision not to aggressively compete in crediting higher interest returns on such funds. Cash used by financing activities in 1999 includes net policyholder deposit withdrawals comparable to the 1998 level, a $2,500,000 bank borrowing associated with the Kentucky Insurance Acquisition, net brokerage advance repayments of $1,400,000, and common stock repurchases of approximately $390,000. Cash provided by financing activities in 1998 includes $3,400,000 of additional bank borrowings, which were used, along with available funds at Citizens Security, to acquire United Liberty on May 12, 1998.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in prices of equity securities and interest rates. Although the company's total return on equity securities during 2000 was a loss of approximately $5,600,000, the Company has successfully managed the risk of equity security price fluctuations during the past several years. For the three years ended December 31, 2000, the total pretax return on equity securities has exceeded $9,400,000, for an average annual return of approximately 17.1%. The Company and its investment advisory firm, SMC Advisors, Inc. devote significant attention to the equity markets and reposition the Company's portfolio upon detection of adverse risk trends associated with individual securities or overall markets. SMC Advisors, Inc. also manages market risks associated with investments in option securities, as described in Item 8,
Note 3 of the Notes to Consolidated Financial Statements. At December 31, 2000 the fair value of the Company's equity portfolio was approximately $12,578,000 compared to an adjusted cost basis of $13,677,000. Accordingly, a 10% decline in equity prices would reduce the fair value of the Company's equity portfolio by $1,257,800.

Regarding interest rate risk, the value of the Company's fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. Management estimates that a 100 basis point increase in interest rates ("rate shock") would decrease the fair value of its $71.4 million fixed maturity portfolio by approximately 2.8% or $2 million. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company's policy liabilities bear fixed rates. However, approximately 37% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Insurance Subsidiaries. The Company's cash flow testing
(described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company's fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. At December 31, 2000 cash and fixed-maturity investments with maturities of less than five years equaled more than 75% of total policy liabilities. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company's commercial bank debt is also subject to interest rate risk. The rate on this debt is variable and equals 100% of the bank's prime lending rate. At December 31, 2000, the rate on the Company's $8,000,000 of bank borrowings was 9.50% and has since decreased to 8.00% at March 21, 2001. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

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

The Life Insurance Subsidiaries' most recent cash flow testing, which was completed in February 2001, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-20 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of the Life Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Life Insurance Subsidiaries' business could negatively impact testing results and require the initiation of corrective measures.

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

The above discussion centers around asset management. Other possible corrective measures might involve liability realignment. The Company's marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company's current liquidity, current bond portfolio maturity distribution and cash flow from operations give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service debt and other expenses by:

      Management fees charged to the Insurance Subsidiaries

      Redemption of Citizens Security preferred stock as necessary, with such redemption also requiring approval by the Kentucky Department of Insurance

      Dividends from the Insurance Subsidiaries, which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the Kentucky Department of Insurance


FORWARD-LOOKING INFORMATION

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

      the market value of the Company's investments, including stock market performance and prevailing interest rate levels (see the Cash Flow and Liquidity section of Item 7);

      customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;

      mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company's insurance products;

      regulatory changes or actions, including those relating to regulation of insurance products and insurance companies (see the State Insurance Regulation section of Item 1);

      ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;

      general economic conditions and increasing competition which may affect the Company's ability to sell its products;

      the Company's ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;

      unanticipated adverse litigation outcomes (see Item 3); and

      changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

     ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and quantitative disclosures about market risk are described on page 21, (Cash Flow and Liquidity section of Item 7 - Management's Discussion and Analysis).

                         ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS
                CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES



Financial Statements For Full Fiscal Years                                Page

      Report of Independent Auditors........................................26

      Consolidated Statements of Income for the
      years ended December 31, 2000, 1999 and 1998  ........................27

      Consolidated Statements of Financial Condition at
      December 31, 2000 and 1999............................................28

      Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2000, 1999 and 1998..................30

      Consolidated Statements of Cash Flows for the
      years ended December 31, 2000, 1999 and 1998..........................31

      Notes to Consolidated Financial Statements............................32




Financial Statement Schedules

      Schedule   I  -  Summary of Investments - Other than Investments
                                   In Related Parties.......................48

      Schedule  II  -  Condensed Financial Information of Registrant........49

      Schedule III  -  Supplementary Insurance Information..................52

      Schedule  IV  -  Reinsurance..........................................53





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

                        REPORT OF INDEPENDENT AUDITORS



The Shareholders and Board of Directors
Citizens Financial Corporation


We have audited the consolidated financial statements of Citizens Financial Corporation and subsidiaries listed in the accompanying index to financial statements at Item 8. Our audit also included the financial statement schedules listed in the index at Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Louisville, Kentucky
March 22, 2001

               Citizens Financial Corporation and Subsidiaries
                      Consolidated Statements of Income


Year Ended December 31                       2000           1999          1998
-------------------------------------------------------------------------------
Revenues:
  Premiums and other considerations  $ 24,834,809   $ 21,897,264  $ 19,402,959
  Premiums ceded                       (1,012,385)    (1,052,436)   (1,031,331)
-------------------------------------------------------------------------------
  Net premiums earned                  23,822,424     20,844,828    18,371,628
  Net investment income                 5,993,362      5,885,312     5,190,322
  Net realized investment gains,
     net of expenses                    1,180,879      9,375,339     3,675,489
  Other income                            297,947        157,633        39,566
-------------------------------------------------------------------------------
Total Revenues                         31,294,612     36,263,112    27,277,005

Policy Benefits and Expenses:
  Policyholder benefits                16,881,624     15,556,565    13,576,645
  Policyholder benefits ceded          (1,074,788)    (1,013,424)   (1,039,024)
-------------------------------------------------------------------------------
  Net benefits                         15,806,836     14,543,141    12,537,621
  Increase in net benefit reserves      2,705,133      1,632,677       553,673
  Interest credited on
     policyholder deposits                888,428        862,615       845,608
  Commissions                           5,047,274      4,340,262     3,775,530
  General expenses                      5,775,093      5,385,477     4,430,902
  Interest expense                        769,132        553,017       468,268
  Policy acquisition costs deferred    (1,832,617)    (1,376,309)   (1,106,373)
  Amortization expense:
    Deferred policy acquisition
       costs                              539,062        491,221       696,719
    Value of insurance acquired           766,498        839,314       696,702
    Goodwill                               78,014         51,885        35,771
  Depreciation expense                    303,629        275,967       268,924
-------------------------------------------------------------------------------
Total Policy Benefits and Expenses     30,846,482     27,599,267    23,203,345
-------------------------------------------------------------------------------
Income before Income Tax                  448,130      8,663,845     4,073,660
Income Tax Expense                        210,000      2,225,000       774,000
-------------------------------------------------------------------------------
Net Income                                238,130      6,438,845     3,299,660
Dividends on Redeemable Convertible
  Preferred Stock                             ---            ---      (279,650)
-------------------------------------------------------------------------------
Net Income Applicable to Common
Stock                               $     238,130  $   6,438,845  $  3,020,010
-------------------------------------------------------------------------------

Net Income Per Common Share:
  Basic                                    $ 0.14         $ 3.59        $ 2.31
  Diluted                                  $ 0.14         $ 3.59        $ 1.82
-------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition




December 31                                                 2000         1999
------------------------------------------------------------------------------
ASSETS

Investments:
  Securities available-for-sale, at fair value:
    Fixed maturities (amortized cost of
    $72,516,172 and $68,958,634 in 2000 and 1999,
    respectively)                                $  71,403,674  $  69,501,248
    Equity securities (cost of $13,677,303 and
    $18,228,519 in 2000 and 1999, respectively)     12,577,874     22,941,274
  Investment real estate                             3,506,386      3,513,579
  Mortgage loans on real estate                        156,000        158,309
  Policy loans                                       4,270,588      4,059,801
  Short-term investments                               610,379        580,425
------------------------------------------------------------------------------
Total Investments                                   92,524,901    100,754,636





Cash and cash equivalents                           20,093,774     18,696,401
Accrued investment income                            1,328,491      1,145,447
Reinsurance recoverable                              2,686,747      3,607,349
Premiums receivable                                    212,089        388,146
Property and equipment                               2,959,744      2,051,414
Deferred policy acquisition costs                    6,511,948      4,690,774
Value of insurance acquired                          4,884,680      5,295,818
Goodwill                                               851,795        809,809
Federal income tax receivable                        1,364,502        169,502
Deferred federal income tax                          1,711,661            ---
Other assets                                           407,674        370,734
------------------------------------------------------------------------------
Total Assets                                      $135,538,006   $137,980,030
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition




December 31                                             2000         1999
------------------------------------------------------------------------------
LIABILITIES

Policy liabilities:
  Future policy benefits                          $ 83,403,780   $ 79,507,902
  Policyholder deposits                             16,381,247     15,811,486
  Policy and contract claims                         1,816,947      1,456,030
  Unearned premiums                                    217,670        176,779
  Other                                                203,600        241,502
------------------------------------------------------------------------------
Total Policy Liabilities                           102,023,244     97,193,699

Notes payable                                        8,000,000      8,500,000
Accrued expenses and other liabilities               2,240,653      2,270,660
Deferred federal income tax                                ---      1,979,214
------------------------------------------------------------------------------
Total Liabilities                                  112,263,897    109,943,573


COMMIMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

  Common stock, 6,000,000 shares authorized;
    1,758,215 and 1,767,215 shares issued and
    outstanding in 2000 and 1999, respectively       1,758,215      1,767,215
  Additional paid-in capital                         7,640,988      7,736,201
  Accumulated other comprehensive income (loss)     (1,573,294)     3,322,971
  Retained earnings                                 15,448,200     15,210,070
------------------------------------------------------------------------------
Total Shareholders' Equity                          23,274,109     28,036,457
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $135,538,006   $137,980,030
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
               Consolidated Statements of Shareholders' Equity



                                             Accumulated
                                                Other           Comprehensive
                                 Additional Comprehensive            Income
                          Common    Paid-in    Income    Retained    (Loss)
                           Stock    Capital    (Loss)    Earnings     Total
------------------------------------------------------------------------------

Balance at January 1,
1998                    1,075,615  4,836,057  2,594,998  5,814,215

  Net Income                                             3,299,660  $3,299,660

  Net unrealized
  appreciation of
  available for
  sale securities                               484,618                484,618

                                                                   -----------
  Comprehensive income                                              $3,784,278
                                                                   ===========
  Preferred stock dividends                               (279,650)

  Preferred stock
  conversion              722,000  3,215,768

  Preferred stock redemption                               (63,000)

  Options exercised         5,000     40,000

-------------------------------------------------------------------
Balance at December 31,
1998                    1,802,615  8,091,825  3,079,616  8,771,225

  Net Income                                             6,438,845  $6,438,845

  Net unrealized appreciation of
  available for
  sale securities                              243,355                 243,355
                                                                   -----------
  Comprehensive income                                              $6,682,200
                                                                   ===========
  Common stock
  repurchases             (35,400)  (355,624)

-------------------------------------------------------------------
Balance at December 31,
1999                    1,767,215  7,736,201 3,322,971  15,210,070

  Net Income                                               238,130     238,130

  Net unrealized
  depreciation of
  available for
  sale securities                           (4,896,265)             (4,896,265)
                                                                    -----------
  Comprehensive loss                                               $(4,658,135)
                                                                    ===========
  Common stock
  repurchases              (9,000)   (95,213)

-------------------------------------------------------------------
Balance at December 31,
2000                    1,758,215  7,640,988 (1,573,294) 15,448,200
===================================================================

See Notes to Consolidated Financial Statements.

               Citizens Financial Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows



Year Ended December 31                       2000           1999           1998
--------------------------------------------------------------------------------

Cash Flows from Operations:
Net income                             $    238,130   $ 6,438,845   $ 3,299,660
Adjustments reconciling to cash from
  operations:
  Increase in benefit reserves            1,810,331     1,806,387       806,183
  Increase (decrease) in claim
   liabilities                              305,543       196,571      (111,746)
  (Increase) decrease in reinsurance
   recoverable                              920,602      (142,987)     (380,034)
  Interest credited on policyholder
   deposits                                 888,428       862,615       845,608
  Provision for amortization and
  depreciation,
    net of deferrals                       (145,414)      308,403       591,743
  Amortization of premium and
  accretion
  of discount on securities
   purchased, net                            54,094       147,566       112,432
  Net realized investment gains          (1,180,879)   (9,375,339)   (3,675,489)
  (Increase) decrease in accrued
   investment income                       (183,044)       79,307        12,304
  Change in other assets and
   liabilities                             (434,302)      325,992      (269,857)
  Deferred income tax expense (benefit)  (1,545,000)      550,000       (19,000)
  Increase (decrease) in federal
   income taxes payable                  (1,195,000)     (836,515)      408,000
--------------------------------------------------------------------------------
Net Cash provided by (used in)
Operations                                 (466,511)      360,845     1,619,804

Cash Flows from Investment Activities:
Securities available-for-sale:
  Purchases - fixed maturities         (14,302,398)    (7,956,333)  (12,642,382)
  Purchases - equity securities        (77,517,925)   (73,590,880)  (33,322,649)
  Sales - fixed maturities              14,362,095     16,523,864    15,160,161
  Sales - equity securities             81,928,028     79,476,540    33,432,382
Net cash received (paid) for insurance
  business and
   subsidiary acquisitions               1,976,855     (3,117,832)   (3,787,613)
Investment management and brokerage
   account fees                           (680,654)      (292,195)     (417,326)
Short-term investments sold
  (acquired), net                          (29,954)       572,192       (22,313)
Additions to real estate                  (139,232)      (204,216)      (35,270)
Additions to property and equipment,
net                                     (1,065,533)      (197,603)     (512,242)
Decrease in net broker receivable              ---          8,125       245,000
Other investing activities, net            (43,476)        (5,776)      159,955
--------------------------------------------------------------------------------
Net Cash provided by (used in)
   Investment Activities                  4,487,806    11,215,886    (1,742,297)

Cash Flows from Financing Activities:
Policyholder deposits                       866,778       705,985       817,372
Policyholder withdrawals                 (2,785,603)   (2,080,766)   (2,158,681)
Proceeds from note payable - bank               ---     2,500,000     3,400,000
Payments on notes payable - bank           (500,000)     (510,000)     (400,000)
Net brokerage account loan proceeds
(repayment)                                (100,884)   (1,406,524)      989,014
Common stock repurchase                    (104,213)     (391,024)          ---
Preferred stock redemption                      ---           ---      (169,139)
Dividends on redeemable convertible
preferred stock                                 ---           ---      (279,650)
Issuance of common stock                        ---           ---        45,000
--------------------------------------------------------------------------------
Net Cash provided by (used in)
   Financing Activities                  (2,623,922)   (1,182,329)    2,243,916

--------------------------------------------------------------------------------
Net Increase in Cash and Cash
Equivalents                               1,397,373    10,394,402     2,121,423
Cash and Cash Equivalents at Beginning
of Period                                18,696,401     8,301,999     6,180,576
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of
Period                                 $ 20,093,774  $ 18,696,401   $ 8,301,999
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation. The accompanying consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly-owned subsidiaries: Citizens Security Life Insurance Company ("Citizens Security"), United Liberty Life Insurance Company ("United Liberty"), Kentucky Insurance Company ("Kentucky Insurance"), and Corporate Realty Service, Inc. ("Corporate Realty"). These entities are collectively hereinafter referred to as the "Company". United Liberty, and (effective January 31, 2001) KIC, are also wholly owned subsidiaries of Citizens Security. All significant intercompany accounts and transactions are eliminated in consolidation. Certain balances in prior years have been reclassified to conform to current year classifications.

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

The Life Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 2,600 sales representatives. Many of these agents also represent other insurance carriers. Approximately 400 of the agents specialize in the home service market while approximately 300 are preneed representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.


Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments. The Company classifies fixed maturities and equity securities as "available-for-sale". Available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss) , net of applicable deferred taxes and adjustments to related deferred policy acquisition costs.

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

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 2000 was $1,977,438 ($1,718,359 at December 31, 1999).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 10 to 20 years using the straight-line method. At December 31, 2000, accumulated amortization was $316,848 ($238,834 at December 31, 1999).

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 2000, accumulated amortization was $4,411,694 ($3,645,196 at December 31, 1999).

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

Participating insurance business constituted approximately 6%, 6% and 7% of ordinary life insurance inforce and 4%, 5% and 5% of annualized ordinary life premium inforce at December 31, 2000, 1999 and 1998, respectively. Participating dividends are determined at the discretion of the Board of Directors.

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


Note  2--ACQUISITIONS

On July 7, 2000, the Company acquired, through an assumption reinsurance agreement, 100% of the inforce business of National Affiliated Investors Life Insurance Company ("NAIL") for a net cash purchase price of approximately $355,000. The acquisition was coordinated through the National Organization of Life and Health Guaranty Associations. The acquired business consists primarily of individual life insurance with policy reserves and annual premium of approximately $3,500,000 and $300,000, respectively.

On October 14, 1999, the Company acquired 100% of the stock of Kentucky Insurance from an unaffiliated insurance holding company (the "Kentucky Insurance Acquisition"). Kentucky Insurance is licensed as a property and casualty insurance company in four states and has approximately $3.4 million of statutory capital and surplus; however, it currently has no insurance operations. The aggregate purchase price for the Kentucky Insurance Acquisition was approximately $3,550,000 (including net costs associated with the acquisition of approximately $50,000). The acquisition was financed with available internal funds and $2,500,000 of additional bank borrowings at the prime rate.

On May 12, 1998 the Company acquired 100% of the common stock of United Liberty from an unaffiliated insurance holding company (the "United Acquisition"). The aggregate purchase price for the United Acquisition was approximately $7,076,000 (including net costs associated with the acquisition of approximately $445,000). In conjunction with the acquisition, the seller retained approximately $2,100,000 of United Liberty's real estate related and other assets, which were replaced with cash by Citizens Security. This acquisition was financed with available internal funds and approximately $3,400,000 of additional bank borrowings under a Term Loan Agreement. The Term Loan Agreement included refinancing of debt relating to a prior acquisition.

These acquisitions were accounted for as purchases and the acquired companies' results of operations are included in the consolidated statements since their respective dates of acquisition.

Note 3--INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other than temporary.



                                                                     Fair Value
                              Amortized        Gross Unrealized       (Carrying
December 31, 2000                Cost        Gains          Losses        Value)
--------------------------------------------------------------------------------
Fixed Maturities:
  U.S. Government obligations $ 10,951,802 $   224,631  $     4,976 $ 11,171,457
  Corporate securities          57,984,195     389,866    1,834,171   56,539,890
  Mortgage-backed                3,580,175     119,075        6,923    3,692,327
    securities
--------------------------------------------------------------------------------
Total                         $ 72,516,172 $   733,572  $ 1,846,070 $ 71,403,674
--------------------------------------------------------------------------------
Equity Securities             $ 13,677,303 $   832,565  $ 1,931,994 $ 12,577,874
--------------------------------------------------------------------------------

December 31, 1999
--------------------------------------------------------------------------------
Fixed Maturities:
  U.S. Government obligations $  8,723,722 $       640  $   101,100 $  8,623,262
  Corporate securities          55,714,282   2,222,719    1,569,797   56,367,204
  Mortgage-backed                4,520,630      32,000       41,848    4,510,782
    securities
--------------------------------------------------------------------------------
Total                         $ 68,958,634 $ 2,255,359  $ 1,712,745 $ 69,501,248
--------------------------------------------------------------------------------
Equity Securities             $ 18,228,519 $ 5,080,683  $   367,928 $ 22,941,274
--------------------------------------------------------------------------------

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, at December 31, 2000, 1999 and 1998, and the amount of net realized investment gain or loss included in net income for the respective years then ended are as follows:

Year Ended December 31                      2000        1999        1998
-------------------------------------------------------------------------
Fixed maturities:
  Change in net unrealized            $(1,655,112)$(1,804,929) $1,158,586
    appreciation
  Net realized gain                   $ 1,061,089 $   243,949  $  827,204
Equity securities:
  Change in net unrealized            $(5,812,184)$ 2,238,293  $ (454,225)
    appreciation
  Net realized gain                   $   119,790 $ 9,131,390  $2,848,285

The amortized cost and fair value of investments in fixed maturities at December 31, 2000, by contractual maturity are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.


December 31, 2000                    Amortized Cost     Fair Value
-------------------------------------------------------------------
Due in one year or less                 $ 6,409,858    $  6,486,205
Due after one year through five years    52,157,598      51,440,761
Due after five years through ten years    8,123,240       7,719,552
Due after ten years                       2,245,301       2,064,829
-------------------------------------------------------------------
Subtotal                                 68,935,997      67,711,347
Mortgage-backed securities                3,580,175       3,692,327
-------------------------------------------------------------------
Total                                   $72,516,172     $71,403,674
-------------------------------------------------------------------

Gross  gains of  $2,268,554,  $1,260,650,  and  $1,411,737  and gross  losses of
$1,127,299,   $969,136,   and   $502,680   were   realized   on  the   sale   of
available-for-sale fixed maturities during 2000, 1999 and 1998, respectively. Included in gross realized losses during 2000, 1999 and 1998 are net adjustments to the carrying value of available-for-sale fixed maturities of $912,000, $55,000, and $150,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been reduced by $80,166, $20,021, and $38,098 in 2000, 1999 and 1998 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $27,544, and $43,755 in 1999 and 1998 respectively, for incentive fees earned by the portfolio manager.

Gross gains of  $16,764,844,  $16,414,949,  and  $8,165,216  and gross losses of
$16,740,314,   $6,350,927,  and  $4,978,908,   were  realized  on  the  sale  of
available-for-sale equity securities during 2000, 1999 and 1998. Included in gross realized losses during 2000, 1999 and 1998 are adjustments to the carrying value of available-for-sale equity securities of $5,733,000 $1,017,000, and $1,356,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been increased by $302,629, $(229,861), and $(100,929) in 2000, 1999 and 1998 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $207,369, $702,771, and $237,094 in 2000, 1999 and 1998, respectively, for incentive and guaranty fees earned by the portfolio manager and costs associated with operating a brokerage margin account. Under terms of this brokerage margin account, Morgan Stanley & Company, Inc. permits 50% of the value of securities held in the account to be purchased on margin. At December 31, 1999, margin advances of $100,884 were outstanding and included in the financial statements with accrued expenses and other liabilities.

Net unrealized appreciation of available-for-sale securities is summarized as follows:

December 31                                                   2000         1999
--------------------------------------------------------------------------------
Net appreciation depreciation) on available-for-sale:
  Fixed maturities                                     $(1,112,498)  $  542,614
  Equity securities                                     (1,099,429)   4,712,755
Adjustment of deferred policy acquisition costs             84,590     (220,566)
Deferred income tax benefit (expense)                      554,043   (1,711,832)
--------------------------------------------------------------------------------
Net unrealized appreciation (depreciation)             $(1,573,294) $ 3,322,971
--------------------------------------------------------------------------------

Investment management services are provided by a firm affiliated with certain board members and shareholders of the Company - see Related Party Transaction
Note 17.

Major categories of investment income are summarized as follows:

Year Ended December 31                  2000        1999        1998
----------------------------------------------------------------------
Fixed maturities                   $4,410,640  $4,655,498  $4,157,891
Equity securities                     397,552     523,520     422,847
Mortgage loans on real estate          14,887      15,406      16,214
Policy loans                          239,199     233,844     210,588
Investment real estate                107,969     245,260     406,971
Short-term investments and other    1,138,318     454,102     335,332
----------------------------------------------------------------------
Subtotal                            6,308,565   6,127,630  $5,549,843
Investment expense                   (315,203)   (242,318)   (359,521)
----------------------------------------------------------------------
Net investment income              $5,993,362  $5,885,312  $5,190,322
----------------------------------------------------------------------

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The Company's largest investment in any entity (other than the U.S. Government) was Clear Channel Communications, a fixed maturity totaling $3,123,220 and $4,551,100 at December 31, 2000 and 1999, respectively. At December 31, 2000, the Company had no investments which had not been income producing for a period of at least twelve months prior to year-end.

The following table is a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying statements of shareholders' equity.

                                          Pretax          Tax        Net-of-Tax
Year Ended                                Amount        Expense        Amount
--------------------------------------------------------------------------------

December 31, 2000:
  Unrealized loss arising              $(5,981,261)  $(1,864,376)   $(4,116,885)
  Less: Reclassification adjustment
      for gains realized in net income   1,180,879       401,499        779,380
--------------------------------------------------------------------------------
  Change in net unrealized loss        $(7,162,140)  $(2,265,875)   $(4,896,265)
================================================================================

December 31, 1999:
  Unrealized gain arising              $ 9,744,056   $ 2,533,084    $ 7,210,972
  Less: Reclassification adjustment
      For gains realized in net income   9,375,339     2,407,722      6,967,617
--------------------------------------------------------------------------------
  Change in net unrealized gain        $   368,717   $   125,362    $   243,355
================================================================================

In conjunction with management of its equities portfolio, the Company has also taken certain option positions, generally on equity securities or related market indices. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 2000, options purchases totaled approximately $1,789,000 and related net realized gains totaled approximately $1,033,000. At December 31, 2000 net option asset positions outstanding had a market value of $14,375 and a cost of $60,150. There is no significant off-balance-sheet risk associated with these positions.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $51,098,000, at December 31, 2000, placed on deposit at various financial institutions which are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land in which it currently resides. At December 31, 2000 and 1999, the Company occupied approximately 28% of the building with the remaining space leased or available for lease to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portion is reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 2000 and 1999 on the investment real estate portion of the building was $950,962 and $843,053, respectively.

The Company leases office space to third-party tenants under noncancellable lease agreements. Future minimum rental income is $598,000, $570,000, $442,000, $316,000 and $140,000 for years 2001 through 2005, respectively.


Note 4--VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. Balances outstanding relate primarily to the purchase of United Liberty and two additional companies which have been merged into Citizens Security (Integrity National Life Insurance Company and Old South Life Insurance Company) along with the NAIL total of $355,360 added during 2000. An analysis of the value of insurance acquired for the years ended December 31, 2000, 1999 and 1998 is as follows:

Year Ended December 31               2000        1999        1998
------------------------------------------------------------------
Balance at beginning of year   $5,295,818  $6,135,132  $4,496,872
Business Acquired                 355,360         ---   2,334,962
Accretion of interest             312,002     378,996     372,629
Amortization                   (1,078,500) (1,218,310) (1,069,331)
------------------------------------------------------------------
Balance at end of year         $4,884,680  $5,295,818  $6,135,132
------------------------------------------------------------------

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 2001 - $648,000; 2002 - $564,000; 2003 - $486,000; 2004 - $428,000; and 2005 - $387,000.


Note 5--LIABILITY FOR ACCIDENT AND HEALTH UNPAID CLAIMS AND INCURRED, BUT NOT REPORTED CLAIMS PORTION OF RESERVES

Activity in the accident and health liability portion of policy and contract claims ($414,454 and $494,616 at December 31, 2000 and 1999, respectively) and the incurred but not reported portion of accident and health reserves ($1,188,515 and $2,219,676 at December 31, 2000 and 1999, respectively) is summarized as follows:

Year Ended December 31                          2000         1999
------------------------------------------------------------------
Balance at January 1                      $2,714,292   $2,407,516
  Less: reinsurance recoverable            1,720,047    1,597,137
------------------------------------------------------------------
Net balance at January 1                     994,245      810,379
Total incurred - current year              6,151,422    5,496,236
Paid related to:
  Current year                             5,450,648    4,785,389
  Prior years                                693,776      526,981
------------------------------------------------------------------
Total paid                                 6,144,424    5,312,370
------------------------------------------------------------------
Net balance at December 31                 1,001,243      994,245
  Plus reinsurance recoverable               601,726    1,720,047
------------------------------------------------------------------
Balance at December 31                    $1,602,969   $2,714,292
------------------------------------------------------------------

Note 6--DEBT

Long term debt consists of the following:

December 31                                        2000         1999
---------------------------------------------------------------------
Commercial bank notes, prime, due 2007       $8,000,000   $8,500,000
Less: Current Portion                          (904,167)    (500,000)
---------------------------------------------------------------------
Long Term Portion                            $7,095,833   $8,000,000
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

Cash paid for interest on debt was $771,095, $595,939 and $524,765 during 2000, 1999 and 1998, respectively; including $21,447, $84,491, and $108,514 in 2000,
1999 and 1998, respectively, related to brokerage account borrowings.


Note 7--REDEEMABLE CONVERTIBLE PREFERRED STOCK

In conjunction with the a 1995 acquisition, during 1995 and 1996, the Company issued $4,070,000 of redeemable convertible preferred stock with cumulative quarterly dividends due at an annual rate of 10%. During the third quarter of 1998, the Company converted approximately 98% of the preferred stock to common stock and repurchased the remaining 2% for cash. The conversion resulted in issuance of 722,000 additional common shares and increased common shareholders' equity by $3,937,768. The remaining preferred shares were repurchased for $162,000, resulting in a net shareholders' equity reduction of $63,000.

Note 8--EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. See Note 7 for additional disclosures regarding the outstanding preferred stock.

 Year Ended December 31                          2000        1999        1998
 -------------------------------------------------------------------------------
 Numerator:

  Diluted: Net income                        $238,130  $6,438,845  $3,299,660
           Less: Preferred stock dividends        ---         ---     279,650
--------------------------------------------------------------------------------
  Basic: Net income applicable to
         common stock                        $238,130  $6,438,845  $3,020,010
--------------------------------------------------------------------------------
 Denominator:
  Basic: Weighted average common shares     1,761,882   1,793,554   1,306,894
          Plus: Assumed conversion
                of preferred stock                ---         ---     505,233
--------------------------------------------------------------------------------
  Diluted: Weighted average shares
           assuming preferred conversions   1,761,882   1,793,554   1,812,127
--------------------------------------------------------------------------------

    Basic earnings per share                         $0.14      $3.59      $2.31
    Diluted earnings per share                       $0.14      $3.59      $1.82

Options to purchase 5,000 shares of the Company's common stock at $9 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. These options were exercised during 1998. No common dividends were paid for 2000, 1999, or 1998.


Note 9--INCOME TAXES

Income taxes consist of the following:

Year Ended December 31                      2000        1999        1998
-------------------------------------------------------------------------
Current tax expense                   $1,755,000  $1,675,000    $793,000
Deferred tax expense (benefit)        (1,545,000)    550,000     (19,000)
-------------------------------------------------------------------------
Income tax expense                    $  210,000  $2,225,000    $774,000
-------------------------------------------------------------------------

Tax expense includes a current state and local income tax provision of $350,000 and $225,000 in 2000 and 1999, respectively and none in 1998. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

December 31                                       2000         1999
---------------------------------------------------------------------
Deferred Tax Liabilities:
  Value of insurance acquired              $ 1,660,791  $ 1,800,578
  Deferred policy acquisition costs            639,946          ---
  Net unrealized gains on
    available-for-sale securities                  ---    1,711,832
  Other                                        506,113      826,620
---------------------------------------------------------------------
   Total deferred tax liabilities            2,806,850    4,339,030

Deferred Tax Assets:
  Policy and contract reserves               2,254,166    1,758,494
  Fixed maturities and equity securities     2,270,748      377,528
  Real estate                                  548,668      548,668
  Unrealized losses                            554,043          ---
  Deferred policy acquisition costs                ---       78,267
  Other                                        309,994      430,117
---------------------------------------------------------------------
   Total deferred tax assets                 5,937,619    3,193,074
   Valuation allowance for deferred
     tax assets                             (1,419,108)    (833,258)
---------------------------------------------------------------------
   Net deferred tax assets                   4,518,511    2,359,816
---------------------------------------------------------------------
Net deferred tax assets (liabilities)      $ 1,711,661  $(1,979,214)
---------------------------------------------------------------------

The following is a reconciliation of income tax expense at the federal statutory rate, to the tax at the Company's effective income tax rate:

December 31                        2000          1999         1998
--------------------------------------------------------------------
Tax at the statutory rate     $   152,400  $ 2,945,700  $ 1,385,000
Change in valuation allowance     585,800     (490,400)      85,700
Small life deduction             (276,300)    (511,900)    (566,300)
State and local income tax        233,600      273,500          ---
Surtax exemption and other       (446,100)      83,800       40,900
Dividend exclusion                (39,400)     (75,700)     (61,900)
Alternative  minimum tax (credit)     ---          ---     (109,400)
--------------------------------------------------------------------
Tax at the effective rate     $   210,000  $ 2,225,000  $   774,000
--------------------------------------------------------------------

Income  taxes  paid in 2000,  1999 and 1998  were  $3,100,000,  $2,458,515,  and
$385,000, respectively. The Company utilized $235,567, and $430,885 of net operating loss carryforwards in 1999 and 1998, respectively. The change in the valuation allowance is due principally to the limitation in the recovery of prior year taxes at the full statutory rate.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders' surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders' surplus would be subject to income tax. At December 31, 2000, Citizens Security could have paid additional dividends of approximately

$21,800,000 before paying tax on any part of its policyholders' surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 2000.


Note 10--STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS' EQUITY

The Insurance Subsidiaries are domiciled in Kentucky and prepare their statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky Department of Insurance ("KDI"). Net income and capital and surplus for the Company's insurance operations, as reported in accordance with SAP, for the three years ended December 31, 2000 are shown below.

Year Ended December 31              2000          1999         1998
--------------------------------------------------------------------
Net Income                  $  1,961,792  $  4,966,948 $  3,662,188
Capital and Surplus         $ 11,694,494  $ 16,227,706 $ 11,227,528

Citizens Security reports its investment in United Liberty on the equity method of accounting for statutory accounting purposes. Accordingly, the admitted value of Citizens Security's investment in United Liberty equals United Liberty's statutory capital and surplus total of $3,112,690, $3,070,963, and $3,302,107 at December 31, 2000, 1999, and 1998, respectively. Citizens Security's net income includes $289,489, $234,853 and $404,553 of United Liberty statutory earnings in 2000, 1999 and 1998, respectively. The 2000 and 1999 totals above also include Kentucky Insurance net income of $93,217 and $21,240, respectively and capital and surplus of $3,378,592 and $3,285,375, respectively.

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

"Prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. Effective January 1, 2001, the NAIC revised its Accounting Practices and Procedures Manual in a process referred to as Codification. The KDI has adopted the provisions in the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices that will result in changes to the accounting practices which the Insurance Subsidiaries use to prepare their statutory-basis financial statements. Management believes the impact of these changes will not be material to the Insurance Subsidiaries' statutory-basis capital and surplus as of January 1, 2001.

Statutory restrictions limit the amount of dividends which the insurance companies may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 2000, 1999 and 1998, with appropriate prior regulatory approval, Citizens Security redeemed $1,200,000, $1,200,000, and $1,500,000, respectively, of its outstanding preferred stock from the Company. In addition, during 1999, with appropriate regulatory approval, Citizens Security paid a dividend of $1,000,000 to the Company. During 1999 and 1998, United Liberty paid dividends to Citizens Security of $200,000 and $325,000 respectively. The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for insurance companies domiciled in Kentucky. The KDI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The

Insurance Subsidiaries each have a Ratio that is at least 250% of the minimum RBC requirements; accordingly, they all meet the RBC requirements.

Under a prior year agreement, an option to purchase 5,000 shares of the Company's common stock was granted to an officer and was outstanding at the beginning of 1998. The stock option vested as of June 16, 1995, at an exercise price of $9 per share, and was scheduled to expire on June 16, 1998. This option was exercised during the second quarter of 1998, resulting in an increase to shareholders' equity of $45,000. The Company accounts for its stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for this stock option. No options were exercised during 2000 or 1999. The effect of applying the fair value method of accounting for the Company's stock based awards results in net income and earnings per share that are not materially different from amounts reported.


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

Segment information as of December 31, 2000, 1999 and 1998, and for the years then ended is as follows:

Year Ended December 31                      2000         1999         1998
---------------------------------------------------------------------------

Revenue:
  Home Service Life                  $ 9,036,005  $ 8,745,144  $ 8,315,665
  Broker Life                          6,090,607    6,003,025    5,341,104
  Preneed Life                         5,584,207    3,614,758    2,099,584
  Dental                               7,933,598    7,141,409    6,435,680
  Other Health                         1,469,316    1,383,437    1,409,483
---------------------------------------------------------------------------
  Segment Totals                      30,113,733   26,887,773   23,601,516
  Net realized investment gains,       1,180,879    9,375,339    3,675,489
    net of expenses
---------------------------------------------------------------------------
  Total Revenue                      $31,294,612  $36,263,112  $27,277,005
---------------------------------------------------------------------------

Below are the net investment income amounts which are included in the revenue totals above.

Year Ended December 31                      2000         1999         1998
---------------------------------------------------------------------------

Net Investment Income:
  Home Service Life                  $ 2,028,680  $ 1,993,810  $ 1,750,942
  Broker Life                          2,538,610    2,488,921    2,283,466
  Preneed Life                         1,298,434    1,282,397    1,025,696
  Dental                                  39,289       34,848       20,801
  Other Health                            88,349       85,336      109,417
---------------------------------------------------------------------------
  Segment Totals                     $ 5,993,362  $ 5,885,312  $ 5,190,322
---------------------------------------------------------------------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, determined in accordance with the accounting policies described in Note 1, except net realized investment gains and interest expense are excluded. The majority of the Company's realized investment gains are generated from investment in equity securities. The equities portfolio has averaged approximately $18,399,000 (cost basis) during the past three years. If these funds had been invested in fixed-maturities yielding 7.0%, realized investment gains would have declined and the segment profit totals below would have increased by an additional $1,004,000, $922,000, and $594,000 in 2000, 1999, and
1998, respectively.

Year Ended December 31                      2000        1999        1998
--------------------------------------------------------------------------

Segment Profit (Loss):
  Home Service Life                  $  200,479   $  312,703   $  211,713
  Broker Life                           299,777      150,317      254,189
  Preneed Life                         (827,265)    (993,560)      15,325
  Dental                                331,206      436,587      295,038
  Other Health                           32,186      (64,524)      90,174
--------------------------------------------------------------------------
  Segment Totals                         36,383     (158,477)     866,439
  Net realized investment gains,
    net of expenses                   1,180,879    9,375,339    3,675,489
  Interest expense                      769,132      553,017      468,268
--------------------------------------------------------------------------
  Income before Income Tax           $  448,130  $ 8,663,845  $ 4,073,660
--------------------------------------------------------------------------

Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

Year Ended December 31                      2000        1998        1997
-------------------------------------------------------------------------

Depreciation and Amortization:
  Home Service Life                   $  723,255   $ 583,456   $ 710,150
  Broker Life                            506,016     601,640     757,154
  Preneed Life                           350,758     381,354     135,723
  Dental                                  61,286      50,276      54,381
  Other Health                            45,888      41,661      40,708
-------------------------------------------------------------------------
  Segment Totals                      $1,687,203  $1,658,387  $1,698,116
-------------------------------------------------------------------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

December 31                                 2000        1999        1998
------------------------------------------------------------------------------

Assets:
  Home Service Life                  $ 45,577,255  $ 47,347,032  $ 43,299,037
  Broker Life                          57,721,008    57,958,271    52,783,159
  Preneed Life                         29,421,677    29,754,353    30,869,962
  Dental                                  799,496       913,939       674,728
  Other Health                          2,018,570     2,006,435     1,872,237
------------------------------------------------------------------------------
  Total Assets                       $135,538,006  $137,980,030  $129,499,123
------------------------------------------------------------------------------

Note 12--QUARTERLY FINANCIAL DATA (Unaudited)

Below is selected consolidated quarterly financial data for each of the two years in the period ended December 31, 2000.

Year 2000 - Quarter:                   1            2            3            4
--------------------------------------------------------------------------------

  Segment Revenue            $ 7,191,817  $ 7,168,160  $ 7,802,964  $ 7,950,792
  Investment gains (losses),
    net                        4,793,958    1,530,931   (1,664,106)  (3,479,904)
--------------------------------------------------------------------------------
  Total Revenue              $11,985,775  $ 8,699,091  $ 6,138,858  $ 4,470,888
--------------------------------------------------------------------------------

  Segment Profit (Loss)      $       (18) $   (67,654) $  (191,938) $   295,993
  Investment gains (losses),
    net                        4,793,958     1,530,931  (1,664,106)  (3,479,904)
  Interest expense               185,222       194,085     196,435      193,390
  Income tax expense (benefit) 1,700,000       440,000    (868,000)  (1,062,000)

--------------------------------------------------------------------------------
  Net Income (Loss)         $  2,908,718  $    829,192 $(1,184,479) $(2,315,301)
--------------------------------------------------------------------------------

  Earnings (Loss) Per Share        $1.65         $0.47      $(0.67)      $(1.31)
--------------------------------------------------------------------------------


Year 1999 - Quarter:                   1            2            3            4
--------------------------------------------------------------------------------

  Segment Revenue            $ 6,468,039  $ 6,905,918  $ 6,638,010  $ 6,875,806
  Investment gains, net        1,541,836    2,412,242    1,712,277    3,708,984
--------------------------------------------------------------------------------
  Total Revenue              $ 8,009,875  $ 9,318,160  $ 8,350,287  $10,584,790
--------------------------------------------------------------------------------

  Segment Profit (Loss)      $   172,819  $   (81,263) $  (131,892) $  (118,141)
  Investment gains, net        1,541,836    2,412,242    1,712,277    3,708,984
  Interest expense               127,099      124,575      127,438      173,905
  Income tax expense (benefit)   425,000      670,000      305,000      825,000
--------------------------------------------------------------------------------
  Net Income                 $ 1,162,556  $ 1,536,404  $ 1,147,947  $ 2,591,938
--------------------------------------------------------------------------------

  Earnings Per Share               $0.65        $0.85        $0.64        $1.45
--------------------------------------------------------------------------------


Note 13--REINSURANCE

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


Note 14--CONTINGENCIES

During June 2000, the Company was informed of an action filed against its United Liberty subsidiary, by two policyholders. The complaint in the action refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. The complaint alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. The complaint does not specify the amount of the alleged underpayment but implies a maximum of about $1 million. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The plaintiffs are seeking to have the action certified as a class action on behalf of all other policyholders whose policies were still in force in 1993. United Liberty has filed its answer denying the material allegations of the complaint and intends to defend the action vigorously. The Company has engaged in pre-trial discovery proceedings, in relation both to the plaintiffs' underlying allegations and their request for class action certification. At this early stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. In addition, the Company is party to other lawsuits in the normal course of business. Management believes recorded claims liabilities are adequate to ensure these other suits will be resolved without material financial impact to the Company.


Note 15--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods used in estimating these values, are as follows:

Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 2000 and 1999, the fair value of available-for-sale fixed maturities was $71,403,674 and $69,501,248, respectively.

Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 2000 and 1999, the fair value of equity securities was $12,577,874 and $22,941,274, respectively.

Short-Term   Investments:   The  carrying   amount  of  short-term   investments
approximates their fair value. At December 31, 2000 and 1999, the fair value of short-term investments was $610,379 and $580,425, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2000 and 1999, the fair value of cash and cash equivalents was $20,093,774 and $18,696,401, respectively.

Mortgage Loans: The carrying amount of mortgage loans approximates their fair value. At December 31, 2000 and 1999, the fair value of mortgage loans was $156,000 and $158,309, respectively.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 2000 and 1999, the fair value of policy loans was $4,270,588 and $4,059,801, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 2000 and 1999, the fair value of investment-type fixed annuity contracts was $7,865,030 and $8,257,568, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 2000 and 1999, the fair value of notes payable was $8,000,000 and $8,500,000, respectively.


Note 16--BENEFIT PLANS

During 1997, the Company adopted a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion its Board of Directors. Company expense associated with this plan totaled $46,353, $34,860, and $24,337 in 2000, 1999 and 1998, respectively.

Note 17--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. The Chairman provides investment portfolio management for the Company and its subsidiaries through SMC Advisors, Incorporated (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provide for total annual fixed fees of $48,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year is not carried forward to the next contract year. Fixed fees totaled $48,000, $39,000, and $34,500 in 2000, 1999 and 1998, respectively. Incentive fees of $207,369, $617,524, and $196,904 were incurred and paid for 2000, 1999 and 1998, respectively. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $94,660, $85,396, and $46,429 in 2000, 1999, and 1998, respectively. During 1999, the Company began managing certain commercial real estate affiliated with its Chairman. The Company charges the real estate projects management and leasing fees at market rates, which totaled $150,672 and $114,628 during 2000 and 1999.


Note 18 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Currently, the Company has not designated any derivatives as hedges. Management anticipates that adoption of SFAS No. 133 will result in a January 1, 2001 transition adjustment which will reduce net income and increase accumulated other comprehensive income by approximately $390,000.

   Schedule I - Summary of Investments - Other than Investments in Related
                                   Parties
               Citizens Financial Corporation and Subsidiaries
                             At December 31, 2000



                                                                     Amount at
                                          Cost or                  Which Shown
Type of Investment                  Amortized Cost1   Fair Value Balance Sheet
-------------------------------------------------------------------------------

Fixed maturity securities
available-for-sale:
    US Government and government
       agencies and authorities       $16,943,524    $17,257,929   $17,257,929
    Public utilities                    4,531,145      4,459,150     4,459,150
    Convertibles and bonds with
       warrants                         9,354,074      7,274,752     7,274,752
    All other corporate bonds          41,687,429     42,411,843    42,411,843
-------------------------------------------------------------------------------
Total                                 $72,516,172    $71,403,674   $71,403,674

Equity securities
available-for-sale:
  Commons stocks:
    Banks, trusts and insurance
      companies                      $    457,425   $    530,080  $    530,080
    Industrial, miscellaneous and
      all other                         9,627,024      8,499,994     8,499,994
  Nonredeemable preferred stocks        3,592,854      3,547,800     3,547,800
-------------------------------------------------------------------------------
Total                                 $13,677,303    $12,577,874   $12,577,874

Investment real estate                  3,506,386      3,506,386     3,506,386
Mortgage loans on real estate             156,000        156,000       156,000
Policy loans                            4,270,588      4,270,588     4,270,588
Short-term investments                    610,379        610,379       610,379

-------------------------------------------------------------------------------
Total Investments                     $94,736,828    $92,524,901   $92,524,901
-------------------------------------------------------------------------------


1 Adjusted for declines in value believed to be other than temporary, totaling $1,347,067 for fixed maturity securities and $5,948,193 for equity securities and, as to fixed maturities, reduced by repayments and adjusted for amortization of premium and accrual of discounts.

         Schedule II - Condensed Financial Information of Registrant
                        Citizens Financial Corporation
                            (Parent Company Only)
                           Condensed Balance Sheets



December 31                                                 2000         1999
------------------------------------------------------------------------------

Assets:
  Cash and cash equivalents                       $  5,843,949  $      17,812
  Equity securities available-for-sale (cost of
    $2,423,152 and $5,125,733 in 2000 and 1999,
    respectively)                                    2,290,923      6,811,919
  Net option positions                                  14,375      1,144,750
  Investments in subsidiaries*                      22,243,083     29,359,590
  Furniture and equipment                            1,507,164        554,225
  Intercompany receivable*                                 ---        302,221
  Current and deferred federal income tax               98,851        248,851
  Other assets                                         128,824        173,022
------------------------------------------------------------------------------
Total Assets                                      $ 32,127,169   $ 38,612,390
------------------------------------------------------------------------------


Liabilities:
  Note payable to bank                            $  8,000,000   $  8,500,000
  Intercompany payable*                                137,382            ---
  Current and deferred federal income tax              169,559      1,127,820
  Other liabilities                                    546,119        948,113
------------------------------------------------------------------------------
Total Liabilities                                    8,853,060     10,575,933

Shareholders' Equity:
  Common stock                                       1,758,215      1,767,215
  Additional paid-in capital                         7,640,988      7,736,201
  Accumulated other comprehensive income (loss)        (87,271)     1,112,883
  Equity (deficit) in accumulated other
comprehensive
    income (loss) of subsidiaries*                  (1,486,023)     2,210,088
  Retained earnings                                 15,448,200     15,210,070
------------------------------------------------------------------------------
Total Shareholders' Equity                          23,274,109     28,036,457

------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $ 32,127,169   $ 38,612,390
------------------------------------------------------------------------------


* Eliminated in consolidation.

These consolidated  financial  statements should be read in conjunction with the
Consolidated   Financial  Statements  and  accompanying  footnotes  of  Citizens
Financial Corporation and Subsidiaries.

         Schedule II - Condensed Financial Information of Registrant
                        Citizens Financial Corporation
                            (Parent Company Only)
                        Condensed Statements of Income




Year Ended December 31                       2000           1999          1998
-------------------------------------------------------------------------------

Revenues:
  Net realized investment gains       $ 4,282,893    $ 4,115,408   $   690,778
  Service fees from subsidiaries        4,497,590      4,198,106     2,011,024
  Interest and dividend income            159,124         20,143        20,569
  Other income                             47,018         83,329        41,911
-------------------------------------------------------------------------------
Total Revenues                          8,986,625      8,416,986     2,764,282

Expenses:
  Administrative and general expenses   4,323,967      4,006,129     1,925,693
  Interest expense                        769,132        553,017       495,390
-------------------------------------------------------------------------------
Total Expenses                          5,093,099      4,559,146     2,421,083

-------------------------------------------------------------------------------
Income before income taxes and
  undistributed earnings of
  subsidiaries                          3,893,526      3,857,840       343,199
Income taxes                            1,435,000      1,525,000        85,000
-------------------------------------------------------------------------------
Income before equity in undistributed
  earnings of subsidiaries              2,458,526      2,332,840       258,199
Equity in undistributed earnings (loss)
  of subsidiaries                      (2,220,396)     4,106,005     3,041,461
-------------------------------------------------------------------------------
Net Income                                238,130      6,438,845     3,299,660
Dividends on redeemable convertible
  preferred stock                             ---            ---       279,650
-------------------------------------------------------------------------------
Net Income Applicable to Common
  Stock                              $    238,130    $ 6,438,845   $ 3,020,010
-------------------------------------------------------------------------------


* Eliminated in consolidation.

These consolidated  financial  statements should be read in conjunction with the
Consolidated   Financial  Statements  and  accompanying  footnotes  of  Citizens
Financial Corporation and Subsidiaries.

         Schedule II - Condensed Financial Information of Registrant
                        Citizens Financial Corporation
                            (Parent Company Only)
                      Condensed Statements of Cash Flows


Year Ended December 31                        2000         1999         1998
------------------------------------------------------------------------------

Cash from operations                   $(1,732,507) $(1,416,297) $   (509,437)

Cash flow from investing activities:
  Purchases of available-for-sale
securities                             (20,401,917) (37,514,433)  (20,991,407)
  Sales of available-for-sale
securities                              28,718,945   40,458,637    21,017,433
  Purchase of affiliated preferred
stock*                                         ---          ---    (3,400,000)
  Redemption of affiliated preferred
stock*                                   1,200,000    2,200,000     1,500,000
  Purchase of subsidiaries*                    ---   (3,556,469)     (400,000)
  Investment management fees              (201,179)    (150,022)     (203,591)
  Additions to property and
equipment, net                          (1,065,533)    (197,603)     (433,075)
  Change in investments, other              13,425       13,425        40,396
------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                   8,263,741    1,253,535    (2,870,244)

Cash flow from financing activities:
  Proceeds from note payable - bank            ---    2,500,000     3,400,000
  Payments on notes payable - bank        (500,000)    (510,000)     (400,000)
  Repurchase of capital stock             (104,213)    (391,024)     (169,139)
  Net brokerage account loan proceeds
    (repayment)                           (100,884)  (1,406,524)      989,014
  Repayment of intercompany note               ---          ---      (471,441)
  Dividends on redeemable convertible
    preferred stock                            ---          ---      (279,650)
  Issuance of common stock                     ---          ---        45,000
------------------------------------------------------------------------------
Net cash provided by (used in )
  financing activities                    (705,097)     192,452     3,113,784

------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                   5,826,137       29,690      (265,897)
Cash and cash equivalents at
  beginning of year                         17,812      (11,878)      254,019
------------------------------------------------------------------------------
Cash and cash equivalents at end of
  year                                $  5,843,949 $     17,812 $     (11,878)
------------------------------------------------------------------------------


* Eliminated in consolidation.

These consolidated  financial  statements should be read in conjunction with the
Consolidated   Financial  Statements  and  accompanying  footnotes  of  Citizens
Financial Corporation and Subsidiaries.


                                      Schedule III - Supplementary Insurance Information
                                                   Citizens Financial Corporation
                                     For the Years Ended December 31, 2000, 1999, and 1998


                                                    Other Policy                        Net
Year Ended         Deferred   Policy and              Claims and                 Investment        Policy Amortization         Other
December 31/    Acquisition        Claim   Unearned     Benefits       Premium    and Other      Benefits    of Policy     Operating
Segment               Costs     Reserves   Premiums      Payable       Revenue      Income1   and Claims2       Costs3        Costs4
------------------------------------------------------------------------------------------------------------------------------------

Column:   A             B              C          D            E             F            G             H            I             J

2000:
Home Service
Life .......   $2,739,204    $30,865,491 $      ---   $  678,066   $ 6,906,473   $2,129,532   $ 4,697,315   $  585,396   $ 3,552,815
Broker Life     3,184,922     44,046,164      3,577      581,758     3,425,795    2,664,812     3,604,342      413,698     1,904,679
Preneed Life      425,320     22,902,433        ---      192,397     4,221,225    1,362,982     4,914,699      281,809     1,083,075
Dental .....          ---        303,550      7,680      298,881     7,892,356       41,242     5,369,742          ---     2,232,650
Other Health      162,502      1,667,389    206,413      269,445     1,376,575       92,741       814,299       24,657       598,174
------------------------------------------------------------------------------------------------------------------------------------
Total ......   $6,511,948    $99,785,027   $217,670   $2,020,547   $23,822,424   $6,291,309   $19,400,397   $1,305,560   $ 9,371,393
------------------------------------------------------------------------------------------------------------------------------------


1999:
Home Service
Life .......   $2,178,003    $29,690,250   $    ---   $  609,975   $ 6,697,932   $2,047,212   $ 4,553,823   $  476,814   $ 3,401,804
Broker Life     2,379,344     41,202,757      4,404      511,787     3,447,440    2,555,585     3,768,763      515,582     1,568,363
Preneed Life       10,336     21,427,254        ---       82,011     2,298,013    1,316,745     3,237,316      318,841     1,052,161
Dental .....          ---        316,914      7,433      309,404     7,105,627       35,781     4,717,677          ---     1,987,144
Other Health      123,091      2,682,213    164,942      184,355     1,295,816       87,622       760,854       19,298       667,810
------------------------------------------------------------------------------------------------------------------------------------
Total ......   $4,690,774    $95,319,388   $176,779   $1,697,532   $20,844,828   $6,042,945   $17,038,433   $1,330,535   $ 8,677,282
------------------------------------------------------------------------------------------------------------------------------------


1998:
Home Service
Life .......   $1,545,079    $28,495,819   $    ---   $  471,930   $ 6,551,375   $1,764,290   $ 4,186,896   $  604,649   $ 3,312,407
Broker Life     2,458,157     41,349,599      4,843      459,702     3,040,231    2,300,873     3,129,293      670,191     1,287,431
Preneed Life        1,879     21,304,781        ---       75,011     1,066,069    1,033,515     1,587,799      102,778       393,682
Dental .....          ---        233,577     27,430      224,743     6,414,720       20,960     4,370,454          ---     1,770,188
Other Health      115,100      2,605,059    176,251      215,852     1,299,233      110,250       662,460       15,803       641,046
------------------------------------------------------------------------------------------------------------------------------------
Total ......   $4,120,215    $93,988,835   $208,524   $1,447,238   $18,371,628   $5,229,888   $13,936,902   $1,393,421   $ 7,404,754
------------------------------------------------------------------------------------------------------------------------------------

1  Amounts are allocated based on average policy reserves and deposits.
2  Includes  interest  on  policyholder   deposits  and  dividends  credited  to
participating policyholders.
3  Amortization of Policy Costs:
                                   2000         1999         1998
                             ------------------------------------
Deferred acquisition costs   $  539,062   $  491,221   $  696,719
Present value of insurance
acquired .................      766,498      839,314      696,702
                             ------------------------------------
                             $1,305,560   $1,330,535   $1,393,421
                             ====================================
4  Includes   commissions,   general   expense,   goodwill   amortization,   and
depreciation expense.

                          Schedule IV - Reinsurance
                        Citizens Financial Corporation
             For the Years Ended December 31, 2000, 1999, and 1998


                                                                      Percentage
                                   Ceded to      Assumed               of Amount
Year Ended         Gross           To Other   From Other          Net    Assumed
December 31       Amount          Companies    Companies       Amount     To Net
--------------------------------------------------------------------------------


2000:

Life insurance
in force: ....  $799,576,000   $100,829,000   $7,297,000   $706,044,000     1.0%

Premiums:
Life
insurance ....  $ 15,458,588   $    940,202   $   35,107   $ 14,553,493     0.2%
Accident &
health insurance   9,341,114         72,183          ---      9,268,931     0.0%
--------------------------------------------------------------------------------
Total .......   $ 24,799,702   $  1,012,385   $   35,107   $ 23,822,424     0.1%
--------------------------------------------------------------------------------




1999:

Life insurance
in force: ......$757,391,000   $119,001,000   $8,049,000   $646,439,000     1.2%

Premiums:
Life insurance .$ 13,300,690   $    914,541   $   57,236   $ 12,443,385     0.5%
Accident &
health insurance   8,539,338        137,895          ---      8,401,443     0.0%
--------------------------------------------------------------------------------
Total ..........$ 21,840,028   $  1,052,436   $   57,236   $ 20,844,828     0.3%
--------------------------------------------------------------------------------




1998:

Life insurance
in force: ......$748,776,000   $122,993,000   $8,795,000  $634,578,000      1.4%

Premiums:
Life
insurance ......$ 11,489,782   $    911,968   $   78,785  $ 10,656,599      0.7%
Accident &
health insurance   7,834,392        119,363          ---     7,715,029      0.0%
--------------------------------------------------------------------------------
Total ..........$ 19,324,174   $  1,031,331   $   78,785  $ 18,371,628      0.4%
--------------------------------------------------------------------------------

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


                                   PART III

    ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is set forth under the captions: "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 24, 2001, and such information is here incorporated by reference.


                       ITEM 11.  EXECUTIVE COMPENSATION

The  information  required  by  this  Item  is set  forth  under  the  captions:
"Executive Compensation", "Board of Directors Report on Executive Compensation", "Performance Graph" and "Compensation Committee Interlocks and Insider Participation" of the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 24, 2001, and such information is here incorporated by reference.


              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

The information required by this Item is set forth under the caption: "Security Ownership of Certain Beneficial Owners and Management" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 24, 2001, and such information is here incorporated by reference.


                        ITEM 13.  CERTAIN RELATIONSHIPS
                           AND RELATED TRANSACTIONS

The information required by this Item is set forth under the caption: "Certain Transactions Involving Directors and Executive Officers" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 24, 2001, and such information is here incorporated by reference.

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



The following documents are filed as part of this Form 10-K:

(a)   Financial Statements and Financial Statement Schedules.
      The audited Consolidated Financial Statements of the Company and its subsidiaries, the Financial Statements Schedules, and the related Report of Independent Auditors listed in the Index to Financial Statements and Financial Statement Schedules appearing under Item 8 of this Form 10-K.


(b)   Reports on Form 8-K.

      None.


(c)   Exhibits.

      The exhibits listed in the Index to Exhibits appearing on page 57.


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

                                             CITIZENS FINANCIAL CORPORATION


March 22, 2001                             By:     /s/ Darrell R. Wells
                                               ---------------------------------
                                                Darrell R. Wells
                                                President

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells
---------------------------
Darrell R. Wells                Director and President            March 22, 2001
                                (principal executive officer)

/s/ Lane A. Hersman
---------------------------
Lane A. Hersman                 Director and Executive            March 22, 2001
                                Vice President
/s/ Brent L. Nemec
---------------------------
Brent L. Nemec                  Vice President, Accounting,       March 22, 2001
                                Chief  Financial   Officer,
                                and Treasurer (principal
                                financial and accounting officer)
/s/ John H. Harralson, Jr.
---------------------------
John H. Harralson, Jr.          Director                          March 22, 2001

/s/ Frank T. Kiley
---------------------------
Frank T. Kiley                  Director                          March 22, 2001

/s/ Charles A. Mays
---------------------------
Charles A. Mays                 Director                          March 22, 2001

/s/ Earle V. Powell
---------------------------
Earle V. Powell                 Director                          March 22, 2001

/s/ Thomas G. Ward
---------------------------
Thomas G. Ward                  Director                          March 22, 2001

/s/ Margaret A. Wells
---------------------------
Margaret A. Wells               Director                          March 22, 2001

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

         10.10 1999 Stock Option Plan (filed as exhibit to the Company's proxy statement for annual meeting of shareholders held on May 20,
                 1999)*

         21.1    Subsidiaries of the registrant (filed
                 herewith)

         23.2    Consent of Independent Auditors (filed
                 herewith)

   ----- ------- ----------------------------------------------

               * Management contract or compensatory plan or arrangement.

                                 EXHIBIT 21.1

                        Subsidiaries of the Registrant







                      -----------------------
                        Citizens Financial
                            Corporation
                      (Kentucky Corporation)

                      -----------------------

       100%

-----------------------                           ----------------------
  Citizens Security                                Kentucky Insurance
Life Insurance Company                       100%        Company
(Kentucky Corporation)                            (Kentucky Corporation)
-----------------------                           ----------------------

       100%

-----------------------                           ----------------------
 United Liberty Life                                Corporate Realty
  Insurance Company                          100%    Service, Inc.*
(Kentucky Corporation)                            (Kentucky Corporation)
-----------------------                           ----------------------





    * Corporate Realty Service, Inc. was previously named Citizens Financial Properties, Inc.

                                 EXHIBIT 23.2


                       Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-86519) pertaining to the Citizens Financial Corporation 1999 Stock Option Plan of our report dated March 22, 2001 with respect to the consolidated financial statements and schedules of Citizens Financial Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2000.



/s/ Ernst & Young LLP
March 22, 2001
Louisville, Kentucky