Form 10-Q
period 2001-03-31
CITIZENS FINANCIAL CORP /KY/
filed 2001-05-14
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       or

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



                     APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,758,215 as of May 11, 2001.

The date of this Report is May 14, 2001.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)

Three Months Ended March 31                                                            2001                  2000
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                             $7,030,087           $5,918,119
   Premiums ceded                                                                  (311,532)            (195,767)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         6,718,555            5,722,352
   Net investment income                                                          1,684,933            1,424,583
   Net realized investment gains, net of expenses                                   171,896            4,793,958
   Other income                                                                      49,945               44,882
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                    8,625,329           11,985,775

Policy Benefits and Expenses:
   Policyholder benefits                                                          4,700,975            4,232,535
   Policyholder benefits ceded                                                     (283,840)            (264,101)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                4,417,135            3,968,434
   Increase in net benefit reserves                                                 830,063              235,293
   Interest credited on policyholder deposits                                       195,546              201,446
   Commissions                                                                    1,758,343            1,182,923
   General expenses                                                               1,623,807            1,626,020
   Interest expense                                                                 171,651              185,222
   Policy acquisition costs deferred                                             (1,058,813)            (359,937)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     496,152              337,656
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                                8,433,884            7,377,057
------------------------------------------------------------------------ -------------------- --------------------
Income before Income Tax Expense                                                    191,445            4,608,718
Income Tax Expense                                                                   88,000            1,700,000
------------------------------------------------------------------------ -------------------- --------------------
Income before cumulative effect of a change in accounting principle                 103,445            2,908,718
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                 (311,211)                 ---
------------------------------------------------------------------------ -------------------- --------------------
Net Income (Loss)                                                               $  (207,766)          $2,908,718
------------------------------------------------------------------------ -------------------- --------------------

Per Share Amounts:
Income before cumulative effect of a change in accounting principle                  $  0.06               $ 1.65
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                     (0.18)          ---
------------------------------------------------------------------------ -------------------- --------------------
Net Income (Loss)                                                                    $ (0.12)              $ 1.65
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                    March 31,        December 31,
                                                                                         2001                2000
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $68,529,362
      and $72,516,172 in 2001 and 2000 respectively)                           $ 69,384,080          $ 71,403,674
      Equity securities (cost of $11,998,741 and
      $13,677,303 in 2001 and 2000, respectively)                                 8,720,604            12,577,874
   Investment real estate                                                         3,476,329             3,506,386
   Mortgage loans on real estate                                                    156,000               156,000
   Policy loans                                                                   4,228,439             4,270,588
   Short-term investments                                                           610,379               610,379
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                                86,575,831            92,524,901

Cash and cash equivalents                                                        26,947,109            20,093,774
Accrued investment income                                                         1,234,587             1,328,491
Reinsurance recoverable                                                           2,656,524             2,686,747
Premiums receivable                                                                 256,840               212,089
Property and equipment                                                            2,918,564             2,959,744
Deferred policy acquisition costs                                                 7,288,421             6,511,948
Value of insurance acquired                                                       4,748,709             4,884,680
Goodwill                                                                            823,292               851,795
Federal income tax receivable                                                       204,759             1,364,502
Deferred federal income tax                                                       1,922,942             1,711,661
Other assets                                                                        544,925               407,674
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                   $136,122,503          $135,538,006
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                   March 31,         December 31,
                                                                                        2001                 2000
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                     $  84,582,481         $  83,403,780
   Policyholder deposits                                                         16,283,200            16,381,247
   Policy and contract claims                                                     1,693,906             1,816,947
   Unearned premiums                                                                176,602               217,670
   Other                                                                            258,331               203,600
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        102,994,520           102,023,244

Notes payable                                                                     7,800,000             8,000,000
Accrued expenses and other liabilities                                            2,198,586             2,240,653
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               112,993,106           112,263,897

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,758,215 shares issued and outstanding
      in 2001 and 2000, respectively                                              1,758,215             1,758,215
   Additional paid-in capital                                                     7,640,988             7,640,988
   Accumulated other comprehensive income                                        (1,510,240)           (1,573,294)
   Retained earnings                                                             15,240,434            15,448,200
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       23,129,397            23,274,109
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                     $136,122,503          $135,538,006
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)




Three Months Ended March 31                                                            2001                  2000
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net income (loss)                                                              $   (207,766)       $   2,908,718
Adjustments to reconcile net income to cash from operations:
   Increase in benefit reserves                                                   1,136,702              253,735
   Decrease in claim liabilities                                                   (123,041)             (79,390)
   Decrease in reinsurance recoverable                                               30,223               43,195
   Interest credited on policyholder deposits                                       195,546              201,446
   Provision for amortization and depreciation, net of deferrals                   (473,114)              52,357
   Amortization of premium and accretion of discount on
      Securities purchased, net                                                     (14,340)              14,585
   Net realized investment gains                                                   (171,896)          (4,793,958)
   (Increase) decrease in accrued investment income                                  93,904               (8,803)
   Change in other assets and liabilities                                          (135,152)             (97,265)
   Increase (decrease) in deferred federal income tax liability                     173,000             (631,867)
   Decrease in federal income taxes receivable                                    1,159,743            2,316,867
   Cumulative effect of change in accounting principle                              311,211                  ---
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                   1,975,020              179,620

Cash Flows from Investment Activities:
Cost of securities acquired                                                      (2,992,896)         (30,906,290)
Investments sold or matured                                                       8,457,895           35,851,906
Investment management fees and margin interest                                     (151,753)            (664,912)
Additions to property and equipment, net                                            (18,311)             (18,442)
Other investing activities, net                                                      76,973               (5,225)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Investment Activities                                        5,371,908            4,257,037

Cash Flows from Financing Activities:
Policyholder deposits                                                               255,335              160,646
Policyholder withdrawals                                                           (548,928)            (732,396)
Payments on notes payable - bank                                                   (200,000)            (125,000)
Brokerage account advances, net                                                         ---             (100,884)
Repurchase of common stock                                                              ---              (51,513)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                              (493,593)            (849,147)

------------------------------------------------------------------------ -------------------- --------------------
Net Increase in Cash and Cash Equivalents                                         6,853,335            3,587,510
Cash and Cash Equivalents at Beginning of Period                                 20,093,774           18,696,401
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                     $ 26,947,109         $ 22,283,911
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                 Citizens Financial Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q in conformity with accounting principles generally accepted in the United States. The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 2000 consolidated financial statements and footnotes included in the Company's annual report on Form 10-K.


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 2001 and 2000 are as follows:


                                              Three Months Ended March 31,
------------------------------------------- ----------------- ----------------
COMPREHENSIVE INCOME:                             2001             2000
------------------------------------------- ----------------- ----------------

  Net Income (Loss)                             $ (207,766)       $2,908,718
  Net unrealized gains on securities                63,054         2,246,732
------------------------------------------- ----------------- ----------------
  Comprehensive Income (Loss)                   $ (144,712)       $5,155,450
------------------------------------------- ----------------- ----------------


Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses is dependent upon the type of exposure, if any, for which the derivative is designed as a hedge. Currently, the Company has not designated any derivatives as hedges. In accordance with SFAS 133, as of January 1, 2001, the Company recorded a $311,211 transition adjustment loss. This adjustment represents the cumulative market value change (since January 1, 1999) of options embedded within convertible bonds, along with a recalculation of discount accretion for the related host bonds and corresponding income tax impacts. The net transition adjustment includes a $539,090 gross market value decline, $67,558 of discount accretion, and a $160,321 income tax benefit.



Note  4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $7,145 and $2,820,000 for the three months ended March 31, 2001 and 2000, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as reductions of net realized investment gains. The Company also nets certain direct, incremental investment management fees and margin loan interest cost against net realized investment gains presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $26,889 and $714,641 for the three months ended March 31, 2001 and 2000, respectively.

Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of March 31, 2001 and 2000, and for the periods then ended is as follows:


                                               Three Months Ended March 31,
-------------------------------------------- ----------------- ----------------
REVENUE:                                           2001             2000
-------------------------------------------- ----------------- ----------------

Home Service Life                               $ 2,338,761       $ 2,366,416
Broker Life                                       1,489,060         1,494,958
Preneed Life                                      2,137,321         1,051,969
Dental                                            2,099,652         1,885,303
Other Health                                        388,639           393,171
-------------------------------------------- ----------------- ----------------
Segment Totals                                    8,453,433         7,191,817
Realized investment gains, net of expenses          171,896         4,793,958
-------------------------------------------- ----------------- ----------------
Total Revenue                                   $ 8,625,329       $11,985,775
-------------------------------------------- ----------------- ----------------

Below are the net investment income amounts which are included in the revenue totals above.

                                             Three Months Ended March 31,
------------------------------------------ ----------------- ----------------
INVESTMENT INCOME:                               2001             2000
------------------------------------------ ----------------- ----------------

  Home Service Life                           $   563,048       $   491,728
  Broker Life                                     712,522           595,735
  Preneed Life                                    374,771           307,777
  Dental                                            9,965             8,645
  Other Health                                     24,627            20,698
------------------------------------------ ----------------- ----------------
  Segment Totals                               $1,684,933        $1,424,583
------------------------------------------ ----------------- ----------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. The majority of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $12,838,000 and $19,721,000 during the three months ended March 31, 2001 and 2000, respectively. If these funds had been invested in fixed-maturities yielding 7%, realized investment gains would have changed and the three month segment profit totals below would have increased by approximately $166,000 and $223,000 in 2001 and 2000, respectively.

                                               Three Months Ended March 31,
-------------------------------------------- ----------------- ----------------
SEGMENT PROFIT (LOSS):                             2001             2000
-------------------------------------------- ----------------- ----------------

  Home Service Life                                $169,668       $    42,240
  Broker Life                                       214,447           134,971
  Preneed Life                                     (311,936)         (326,652)
  Dental                                             95,498           121,511
  Other Health                                       23,523            27,912
-------------------------------------------- ----------------- ----------------
  Segment Totals                                    191,200               (18)
  Realized investment gains, net of expenses        171,896         4,793,958
  Interest expense                                  171,651           185,222
-------------------------------------------- ----------------- ----------------
  Income before Federal Income Tax                 $191,445        $4,608,718
-------------------------------------------- ----------------- ----------------


Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

                                                  Three Months Ended March 31,
---------------------------------------------- ---------------- ----------------
DEPRECIATION AND AMORTIZATION:                       2001              2000
---------------------------------------------- ---------------- ----------------

  Home Service Life                                  $177,635          $149,369
  Broker Life                                         158,680           163,105
  Preneed Life                                        214,790            78,640
  Dental                                               18,000            13,598
  Other Health                                         16,594             7,582
---------------------------------------------- ---------------- ----------------
  Segment Totals                                     $585,699          $412,294
---------------------------------------------- ---------------- ----------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                                 March 31,       December 31,
ASSETS:                                             2001             2000
--------------------------------------------- ----------------- ----------------

Home Service Life                                  $45,479,233       $45,577,255
Broker Life                                         57,037,822        57,721,008
Preneed Life                                        30,929,528        29,421,677
Dental                                                 727,911           799,496
Other Health                                         1,948,009         2,018,570
--------------------------------------------- ----------------- ----------------
Segment Totals                                    $136,122,503      $135,538,006
--------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION

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

Part I;  Item 2 - Management's Discussion and Analysis



FINANCIAL POSITION. Shareholders' equity totaled approximately $23,129,000 and $33,140,000 at March 31, 2001 and 2000, respectively. These balances reflect an approximate 1% decrease and a 18% increase for the respective quarters then ended. As described above, comprehensive income (loss) totaled approximately $(145,000) and $5,155,000 for the three months ended March 31, 2001 and 2000, respectively. A significant portion of comprehensive income (loss) is attributable to changes in the value of the Company's equity portfolios. Equity securities comprised approximately 6% and 20% of the Company's total assets as of March 31, 2001 and 2000, respectively. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions decreased $1,679,000 on a cost basis and $3,857,000 on a market value basis, during the first three months of 2001. Fixed maturity portfolio positions decreased $3,987,000 on an amortized cost basis and decreased $2,020,000 on a market value basis during the same period. However, as described in Note 3 above, $497,000 of the change between cost and market values during 2001 is attributable to the SFAS 133 transition adjustment recorded at January 1, 2001. Cash and cash equivalent positions also increased approximately $6,853,000 during the quarter ended March 31, 2001.


OPERATIONS. Net premiums and other considerations increased approximately $996,000, or 17% during the first three months of 2001 compared to the first three months of 2000. Preneed Life and Dental premium increases were approximately $1,017,000 and $213,000, respectively, while Home Service and Broker Life each experienced modest decreases. The Preneed Life segment growth is attributable primarily to competitive marketing agreements signed with certain independent agency groups during late 2000. Dental premium growth is also primarily attributable to a key additional independent marketing arrangement signed during 2000. The Other Health segment represents less that 6% of total premium.

Pretax earnings (before the cumulative effect of a change in accounting principle) decreased approximately 96% to $191,000 for the three months ended March 31, 2001, primarily due to an approximate $4,622,000 decrease in realized investment gains, net of expenses. Pretax Segment Profit (excluding realized investment gains and interest expense) for the first three months of 2001 was approximately $191,000, compared to an approximate break-even result for the first three months of 2000. This increase resulted primarily from improved Home Service Life persistency and additional investment income generated by higher yields on real estate and short-term investments, along with a reduction in lower yielding equity investment positions.

The Company's higher effective income tax rate is due to the lack of tax loss carryback potential for a portion of the Company's operations.


CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $1,975,000 for the three months ended March 31, 2001 compared to $180,000 for the same period in the prior year. This increase is primarily attributable to growth in the Preneed Life business. The $5,372,000 of cash provided by investing activities for the three months ended March 31, 2001 resulted primarily from retaining the net proceeds from equity investment sales as cash. The $493,000 of cash used in financing activities during the first three months of 2001 is primarily attributable to annuity and Universal Life account withdrawals.

FORWARD-LOOKING INFORMATION.

All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

|X| the market value of the Company' s investments, including stock market performance and prevailing interest rate levels;
|X| customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
|X| mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company's insurance products;
|X| regulatory changes or actions, including those relating to regulation of insurance products and insurance companies;
|X| ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
|X| general economic conditions and increasing competition which may affect the Company's ability to sell its products;
|X| the Company's ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
|X|      unanticipated adverse litigation outcomes; and
|X| changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products.

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

                                   CITIZENS FINANCIAL CORPORATION
                                             /s/ Darrell R. Wells
                                   BY:
                                       -----------------------------------------
                                             Darrell R. Wells
                                           President and Chief Executive Officer

                                            /s/ Brent L. Nemec
                                  BY:
                                       -----------------------------------------
                                            Brent L. Nemec
                                      Treasurer and Principal Accounting Officer

Date:  May 14, 2001

                                                             EXHIBIT INDEX



--------------------- ----------------------------------------------------------
    Exhibit No.                             Description
--------------------- ----------------------------------------------------------

         11           Statement re: computation of per share earnings


                                                              EXHIBIT 11

                                            Citizens Financial Corporation and Subsidiaries
                                                   Computation of Per Share Earnings
                                                              (Unaudited)





Three Months Ended March 31                                                           2001             2000
--------------------------------------------------------------------------- ----------------- ----------------

Numerator(s):
   Income before cumulative effect of a change in accounting principle          $  103,445       $2,908,718
   Cumulative effect of change in accounting principle                            (311,211)             ---
--------------------------------------------------------------------------- ----------------- ----------------
   Net Income (Loss)                                                            $ (207,766)      $2,908,718
--------------------------------------------------------------------------- ----------------- ----------------


Denominator:
   Weighted average common shares                                                1,758,215        1,762,715


Earnings Per Share:
   Income before cumulative effect of a change in accounting principle          $  0.06          $ 1.65
   Cumulative effect of change in accounting principle                          $ (0.18)            ---
--------------------------------------------------------------------------- ----------------- ----------------
   Net Income (Loss)                                                            $ (0.12)         $ 1.65
--------------------------------------------------------------------------- ----------------- ----------------

