Form 10-Q
period 2001-06-30
CITIZENS FINANCIAL CORP /KY/
filed 2001-08-14
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ~~X~~ No ~~~~~~

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,733,715 as of August 6, 2001.


The date of this Report is August 8, 2001.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements

                                 Citizens Financial Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)

Six Months Ended June 30                                                               2001                  2000
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                           $ 14,499,491         $ 11,768,194
   Premiums ceded                                                                  (571,395)            (485,350)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        13,928,096           11,282,844
   Net investment income                                                          3,341,497            2,965,696
   Net realized investment gains (losses), net of expenses                       (3,298,100)           6,324,889
   Other income                                                                     119,270              111,437
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   14,090,763           20,684,866

Policy Benefits and Expenses:
   Policyholder benefits                                                          9,211,451            7,991,184
   Policyholder benefits ceded                                                     (551,088)            (422,577)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                8,660,363            7,568,607
   Increase in net benefit reserves                                               2,773,707            1,048,683
   Interest credited on policyholder deposits                                       413,409              406,104
   Commissions                                                                    3,413,978            2,383,575
   General expenses                                                               3,331,683            3,180,856
   Interest expense                                                                 314,701              379,307
   Policy acquisition costs deferred                                             (2,030,361)            (787,671)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     914,001              627,495
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               17,791,481           14,806,956
------------------------------------------------------------------------ -------------------- --------------------
Income (Loss) before Income Tax Expense                                          (3,700,718)           5,877,910
Income Tax Expense (Benefit)                                                       (857,000)           2,140,000
------------------------------------------------------------------------ -------------------- --------------------
Income (Loss) before cumulative effect of a                                      (2,843,718)           3,737,910
   change in accounting principle
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                 (311,211)                 ---
------------------------------------------------------------------------ -------------------- --------------------
Net Income (Loss)                                                             $  (3,154,929)       $   3,737,910
------------------------------------------------------------------------ -------------------- --------------------

Per Share Amounts:
Income (Loss) before cumulative effect of a
   change in accounting principle                                                     $(1.62)               $2.12
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                     (0.18)
------------------------------------------------------------------------ -------------------- --------------------
Net Income (Loss)                                                                     $(1.80)               $2.12
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.




                                 Citizens Financial Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)



Three Months Ended June 30                                                             2001                  2000
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                             $7,469,404           $5,850,075
   Premiums ceded                                                                  (259,863)            (289,583)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         7,209,541            5,560,492
   Net investment income                                                          1,656,564            1,541,113
   Net realized investment gains (losses), net of expenses                       (3,469,996)           1,530,931
   Other income                                                                      69,325               66,555
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                    5,465,434            8,699,091

Policy Benefits and Expenses:
   Policyholder benefits                                                          4,510,476            3,758,649
   Policyholder benefits ceded                                                     (267,248)            (158,476)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                4,243,228            3,600,173
   Increase in net benefit reserves                                               1,943,644              813,390
   Interest credited on policyholder deposits                                       217,863              204,658
   Commissions                                                                    1,655,635            1,200,652
   General expenses                                                               1,707,876            1,554,836
   Interest expense                                                                 143,050              194,085
   Policy acquisition costs deferred                                               (971,548)            (427,734)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     417,849              289,839
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                                9,357,597            7,429,899
------------------------------------------------------------------------ -------------------- --------------------
Income (Loss) before Income Tax Expense                                          (3,892,163)           1,269,192
Income Tax Expense (Benefit)                                                       (945,000)             440,000
------------------------------------------------------------------------ -------------------- --------------------
Net Income (Loss)                                                               $(2,947,163)          $  829,192
------------------------------------------------------------------------ -------------------- --------------------

Net Income (Loss) Per Common Share                                                    $(1.68)               $0.47
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.





                                 Citizens Financial Corporation and Subsidiaries
                            Condensed Consolidated Statements of Financial Condition




                                                                                     June 30,        December 31,
                                                                                         2001                2000
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
  Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $67,337,719
      and $72,516,172 in 2001 and 2000 respectively)                           $ 67,690,504          $ 71,403,674
      Equity securities (cost of $10,951,281 and
      $13,677,303 in 2001 and 2000, respectively)                                11,830,773            12,577,874
   Investment real estate                                                         3,548,764             3,506,386
   Mortgage loans on real estate                                                    156,000               156,000
   Policy loans                                                                   4,228,579             4,270,588
   Short-term investments                                                           610,379               610,379
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                                88,064,999            92,524,901

Cash and cash equivalents                                                        26,079,323            20,093,774
Accrued investment income                                                         1,351,929             1,328,491
Reinsurance recoverable                                                           2,511,546             2,686,747
Premiums receivable                                                                 287,204               212,089
Property and equipment                                                            2,895,336             2,959,744
Deferred policy acquisition costs                                                 8,068,023             6,511,948
Value of insurance acquired                                                       4,525,492             4,884,680
Goodwill                                                                            800,788               851,795
Federal income tax receivable                                                       740,758             1,364,502
Deferred federal income tax                                                       1,142,677             1,711,661
Other assets                                                                        586,221               407,674
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                   $137,054,296          $135,538,006
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                 Citizens Financial Corporation and Subsidiaries
                            Condensed Consolidated Statements of Financial Condition




                                                                                    June 30,     December 31,
                                                                                        2001                 2000
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)
Liabilities:
Policy Liabilities:
   Future policy benefits                                                     $  86,547,617         $  83,403,780
   Policyholder deposits                                                         16,320,623            16,381,247
   Policy and contract claims                                                     1,648,164             1,816,947
   Unearned premiums                                                                170,334               217,670
   Other                                                                            269,357               203,600
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        104,956,095           102,023,244

Notes payable                                                                     7,600,000             8,000,000
Accrued expenses and other liabilities                                            2,253,628             2,240,653
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               114,809,723           112,263,897

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,733,715 and 1,758,215 shares issued and outstanding
      in 2001 and 2000, respectively                                              1,733,715             1,758,215
   Additional paid-in capital                                                     7,419,263             7,640,988
   Accumulated other comprehensive income (loss)                                    798,324            (1,573,294)
   Retained earnings                                                             12,293,271            15,448,200
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       22,244,573            23,274,109
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                     $137,054,296          $135,538,006
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                 Citizens Financial Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)




Six Months Ended June 30                                                               2001                  2000
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net income (loss)                                                               $(3,154,929)          $3,737,910
Adjustments to reconcile net income to cash from operations:
   Increase in benefit reserves                                                   3,115,649              975,511
   Decrease in claim liabilities                                                   (168,783)            (134,916)
   Decrease in reinsurance recoverable                                              175,201              187,139
   Interest credited on policyholder deposits                                       413,409              406,104
   Provision for amortization and depreciation, net of deferrals                   (937,238)             (10,898)
   Amortization of premium and accretion of discount on
      Securities purchased, net                                                     (42,285)              26,435
   Net realized investment (gains) losses                                         3,298,100           (6,324,889)
   Increase in accrued investment income                                            (23,438)             (48,122)
   Change in other assets and liabilities                                          (124,023)            (190,835)
   Decrease in deferred federal income tax liability                               (236,000)            (967,000)
   Decrease in federal income taxes receivable                                      623,743              537,000
   Cumulative effect of a change in accounting principle                            311,211                  ---
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided (used in) by Operations                                         3,250,617           (1,806,561)

Cash Flows from Investment Activities:
Cost of securities acquired                                                      (9,002,909)         (52,508,753)
Investments sold or matured                                                      13,108,753           59,973,409
Investment management fees and margin interest                                     (170,395)            (677,848)
Additions to property and equipment, net                                           (157,092)             (66,007)
Other investing activities, net                                                      76,833                9,533
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Investment Activities                                        3,855,190            6,730,334

Cash Flows from Financing Activities:
Policyholder deposits                                                               511,638              425,556
Policyholder withdrawals                                                           (985,671)          (1,358,602)
Payments on notes payable - bank                                                   (400,000)            (100,884)
Brokerage account advances, net                                                         ---             (250,000)
Repurchase of common stock                                                         (246,225)             (66,463)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                            (1,120,258)          (1,350,393)

------------------------------------------------------------------------ -------------------- --------------------
Net Increase in Cash and Cash Equivalents                                         5,985,549            3,573,380
Cash and Cash Equivalents at Beginning of Period                                 20,093,774           18,696,401
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                      $26,079,323          $22,269,781
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


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months and six months ended June 30, 2001 and 2000 are as follows:

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
------------------------------------------------- --------------- --------------- --------------- ---------------
COMPREHENSIVE INCOME:                                  2001            2000            2001            2000
------------------------------------------------- --------------- --------------- --------------- ---------------

  Net Income (Loss)                                  $(2,947,163)   $    829,192     $(3,154,929)     $3,737,910
  Net unrealized gains (losses) on securities          2,308,564      (3,111,712)      2,371,618        (864,980)
------------------------------------------------- --------------- --------------- --------------- ---------------
  Comprehensive Income (Loss)                       $   (638,599)    $(2,282,520)    $  (783,311)     $2,872,930
------------------------------------------------- --------------- --------------- --------------- ---------------


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



Note  4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $2,715,000 and $2,762,000 for the six months ended June 30, 2001 and 2000, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as reductions of net realized investment gains. Changes in the fair value of derivative instruments are also reported as realized gains (losses). The Company also nets certain direct, incremental investment management fees against net realized investment gains presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $23,000 and $283,000 for the six months ended June 30, 2001 and 2000, respectively.

Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of June 30, 2001 and 2000, and for the periods then ended is as follows:

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
------------------------------------------------- --------------- --------------- --------------- ---------------
REVENUE:                                               2001            2000            2001            2000
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                  $ 2,344,220     $ 2,178,382     $ 4,682,981     $ 4,544,798
  Broker Life                                          1,602,379       1,470,882       3,091,439       2,965,840
  Preneed Life                                         2,530,092       1,228,505       4,667,413       2,280,474
  Dental                                               2,073,328       1,950,207       4,172,980       3,835,510
  Other Health                                           385,411         340,184         774,050         733,355
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                       8,935,430       7,168,160      17,388,863      14,359,977
  Net realized investment gains (losses)              (3,469,996)      1,530,931      (3,298,100)      6,324,889
------------------------------------------------- --------------- --------------- --------------- ---------------
  Total Revenue                                      $ 5,465,434     $ 8,699,091     $14,090,763     $20,684,866
------------------------------------------------- --------------- --------------- --------------- ---------------


Below are the net investment income amounts which are included in the revenue totals above.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
------------------------------------------------- --------------- --------------- --------------- ---------------
NET INVESTMENT INCOME:                                 2001            2000            2001            2000
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                   $  549,316      $  537,315      $1,112,364      $1,029,043
  Broker Life                                            685,730         640,963       1,398,252       1,236,698
  Preneed Life                                           387,505         329,844         762,276         637,621
  Dental                                                   9,822          10,056          19,787          18,701
  Other Health                                            24,191          22,935          48,818          43,633
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                      $1,656,564      $1,541,113      $3,341,497      $2,965,696
------------------------------------------------- --------------- --------------- --------------- ---------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. The majority of the Company's realized investment gains and losses are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $12,838,000 and $19,721,000 during the six months ended June 30, 2001 and 2000, respectively. If these funds had been invested in fixed-maturities yielding 7%, realized investment gains (losses) would have changed and the six month segment profit totals below would have increased by approximately $300,000 and $454,000 in 2001 and 2000, respectively.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
------------------------------------------------- --------------- --------------- --------------- ---------------
SEGMENT PROFIT (LOSS):                                 2001            2000            2001            2000
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                 $      3,820    $     52,708     $   173,488      $   94,948
  Broker Life                                           (202,945)         61,042          11,502         196,013
  Preneed Life                                           (75,283)       (228,571)       (387,219)       (555,223)
  Dental                                                 (10,800)        100,984          84,698         222,495
  Other Health                                             6,091         (53,817)         29,614         (25,905)
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                        (279,117)        (67,654)        (87,917)        (67,672)
  Net realized investment gains (losses)              (3,469,996)      1,530,931      (3,298,100)      6,324,889
  Interest expense                                       143,050         194,085         314,701         379,307
------------------------------------------------- --------------- --------------- --------------- ---------------
  Income (Loss) before Federal Income Tax            $(3,892,163)     $1,269,192     $(3,700,718)     $5,877,910
------------------------------------------------- --------------- --------------- --------------- ---------------


Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
------------------------------------------------- --------------- --------------- --------------- ---------------
DEPRECIATION AND AMORTIZATION:                         2001            2000            2001            2000
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                     $115,131       $ 155,196      $  292,766       $ 304,565
  Broker Life                                            171,747         113,002         330,427         276,107
  Preneed Life                                           186,721          74,167         401,511         152,807
  Dental                                                  18,006          12,664          36,006          26,262
  Other Health                                            15,818           9,448          32,412          17,030
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                        $507,423       $ 364,477      $1,093,122       $ 776,771
------------------------------------------------- --------------- --------------- --------------- ---------------

Segment asset totals are determined based on policy liabilities outstanding in each segment.


                                                ----------------- ----------------
-----------------------------------------------     June 30,       December 31,
ASSETS:                                               2001             2000
----------------------------------------------- ----------------- ----------------

Home Service Life                                  $45,441,758      $ 45,577,255
Broker Life                                         56,253,560        57,721,008
Preneed Life                                        32,661,505        29,421,677
Dental                                                 736,665           799,496
Other Health                                         1,960,808         2,018,570
----------------------------------------------- ----------------- ----------------
Segment Totals                                    $137,054,296      $135,538,006
----------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION


United Liberty Life Insurance Company ("United"), which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders. The Complaint refers to a particular class of life insurance policies that United issued over a period of years ending around 1971. It alleges that United's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders residing in Ohio whose policies were still in force in 1993. United has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing and will be followed by motions to dismiss or narrow the plaintiffs' claims. At this early stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any.


Note 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $90,000 ($0.05 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Part I;  Item 2 - Management's Discussion and Analysis



FINANCIAL POSITION. Shareholders' equity totaled approximately $22,245,000 and $30,843,000 at June 30, 2001 and 2000, respectively. These balances reflect an approximate 4% decrease and a 10% increase for the respective six month periods then ended. As described above, comprehensive income (loss) totaled approximately $(783,000) and $2,873,000 for the six months ended June 30, 2001 and 2000, respectively. A significant portion of comprehensive income (loss) is attributable to changes in the value of the Company's equity portfolios. Equity securities comprised approximately 9% and 17% of the Company's total assets as of June 30, 2001 and 2000, respectively. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions decreased $2,726,000 on a cost basis and $747,000 on a market value basis, during the first six months of 2001. The majority of this cost basis decline is attributable to recording second quarter impairments (realized losses) which management believes are appropriate due to the continued uncertainty in the equity markets. Fixed maturity portfolio positions decreased $5,178,000 on an amortized cost basis and decreased $3,713,000 on a market value basis during the same period. However, as described in Note 3 above, $497,000 of the change between cost and market values during 2001 is attributable to the SFAS 133 transition adjustment recorded at January 1, 2001. Cash and cash equivalent positions also increased approximately $5,986,000 during the six months ended June 30, 2001.


OPERATIONS. Net premiums and other considerations increased approximately $2,645,000, or 23% during the first six months of 2001 compared to the first six months of 2000. Preneed Life, Dental, and Home Service Life premium increases were approximately $2,259,000, $336,000, and $54,000, respectively, while Broker Life experienced a modest decrease. The Preneed Life segment growth is attributable primarily to competitive marketing agreements signed with certain independent agency groups during late 2000. Dental premium growth is also primarily attributable to a key additional independent marketing arrangement signed during 2000. The Other Health segment represents less that 6% of total premium.

Pretax earnings (loss) [before the cumulative effect of a new accounting principle] totaled approximately $(3,701,000) for the six months ended June 30, 2001, compared to $5,878,000 for the six months ended June 30, 2000. The majority of this change resulted from realized investment losses. Pretax Segment
(Loss) (excluding realized investment gains and losses and interest expense) for the first six months of 2001 was approximately $(88,000), compared to $(68,000) for the first six months of 2000. This change resulted primarily from improved Preneed Life sales and mortality and improved Home Service Life sales and persistency, offset by higher Broker Life and Dental claims.

The Company's lower effective income tax (benefit) rate for the six months ended June 30, 2001 is due to the effect of the small life insurance company deduction on taxes paid in prior years, for which loss carrybacks are available.


CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $3,251,000 for the six months ended June 30, 2001 compared to $(1,807,000) for the same period in the prior year. This increase is primarily attributable to growth in the Preneed Life business. The $3,855,000 of cash provided by investing activities for the six months ended March 31, 2001 resulted primarily from retaining the net proceeds from equity investment sales as cash. The $1,120,000 of cash used in financing activities during the first six months of 2001 is primarily attributable to annuity and Universal Life account withdrawals and bank loan principal repayments.

FORWARD-LOOKING INFORMATION.

All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

|X| the market value of the Company's investments, including stock market performance and prevailing interest rate levels;
|X| customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
|X| mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company's insurance products;
|X| regulatory changes or actions, including those relating to regulation of insurance products and insurance companies;
|X| ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
|X| general economic conditions and increasing competition which may affect the Company's ability to sell its products;
|X| the Company's ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
|X| unanticipated adverse litigation outcomes; and |X| changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.



Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative or qualitative market risks during the six months ended June 30, 2001.

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

     The 2001 annual meeting of shareholders of the Company was held on May 24, 2001. At the meeting, eight incumbent directors were re-elected to serve until the 2002 annual meeting of shareholders. The names of the incumbent directors and shares of the Company's Class A Stock voted for each were as follows:

          Candidate                                       Votes
          ------------------------------------       -----------------

          John H. Harralson, Jr.                         1,370,143
          Lane A. Hersman                                1,281,719
          Frank T. Kiley                                 1,370,143
          Charles A. Mays                                1,338,068
          Earle V. Powell                                1,370,043
          Thomas G. Ward                                 1,370,143
          Darrell R. Wells                               1,313,556
          Margaret A. Wells                              1,313,556



Item 6.  Exhibits and Reports on Form 8-K.

         a).   Exhibit 11.    Statement re: computation of per share earnings.


         b).   none
                                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CITIZENS FINANCIAL CORPORATION
                                    /s/ Darrell R. Wells
                                BY:
                                    --------------------------------------------
                                    Darrell R. Wells
                                    President and Chief Executive Officer
                                    /s/ Brent L. Nemec
                                BY:
                                    --------------------------------------------
                                    Brent L. Nemec
                                    Treasurer and Principal Accounting Officer

Date:  August  8, 2001

                                                  EXHIBIT INDEX



--------------------- ----------------------------------------------------------
    Exhibit No.                           Description
--------------------- ----------------------------------------------------------

         11           Statement re: computation of per share earnings





                                                   EXHIBIT 11

                                 Citizens Financial Corporation and Subsidiaries
                                        Computation of Per Share Earnings
                                                   (Unaudited)





Six Months Ended June 30                                                              2001             2000
--------------------------------------------------------------------------- ----------------- ----------------

Numerator(s):
   Income (Loss) before cumulative effect of a
      change in accounting principle                                           $(2,843,718)      $3,737,910
   Cumulative effect of a change in accounting principle                          (311,211)             ---
--------------------------------------------------------------------------- ----------------- ----------------
   Net Income (Loss)                                                          $ (3,154,929)      $3,737,910


Denominator:
   Weighted average common shares                                                1,753,884        1,762,943


Earnings Per Share:
   Income (Loss) before cumulative effect of a
      change in accounting principle                                               $ (1.62)          $ 2.12
   Cumulative effect of a change in accounting principle                             (0.18)             ---
--------------------------------------------------------------------------- ----------------- ----------------
   Net Income (Loss)                                                               $ (1.80)          $ 2.12








Three Months Ended June 31                                                            2001             2000
--------------------------------------------------------------------------- ----------------- ----------------

Numerator(s):
   Net Income (Loss)                                                           $(2,947,163)        $829,192


Denominator:
   Weighted average common shares                                                1,749,600        1,761,672


Earnings Per Share:
   Net Income (Loss)                                                              $  (1.68)          $ 0.47
