Form 10-Q
period 2001-09-30
CITIZENS FINANCIAL CORP /KY/
filed 2001-11-14
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,733,715 as of November 2, 2001.

The date of this Report is November 7, 2001.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)

Nine Months Ended September 30                                                         2001                 2000
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $22,151,658          $18,154,881
   Premiums ceded                                                                  (868,582)            (734,408)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        21,283,076           17,420,473
   Net investment income                                                          4,948,968            4,561,218
   Net realized investment gains (losses), net of expenses                       (6,398,998)           4,660,783
   Other income                                                                     196,669              181,250
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   20,029,715           26,823,724

Policy Benefits and Expenses:
   Policyholder benefits                                                         13,459,724           12,331,784
   Policyholder benefits ceded                                                     (869,942)            (813,517)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                               12,589,782           11,518,267
   Increase in net benefit reserves                                               4,567,024            2,024,241
   Interest credited on policyholder deposits                                       643,148              653,598
   Commissions                                                                    4,903,230            3,629,503
   General expenses                                                               4,922,102            4,750,193
   Interest expense                                                                 442,205              575,742
   Policy acquisition costs deferred                                             (2,687,885)          (1,201,812)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                   1,606,003            1,048,561
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               26,985,609           22,998,293
------------------------------------------------------------------------ -------------------- --------------------
Income (Loss) before income tax and cumulative effect                            (6,955,894)           3,825,431
   of a change in accounting principle
Income Tax Expense (Benefit)                                                     (1,643,000)           1,272,000
------------------------------------------------------------------------ -------------------- --------------------
Income (Loss) before cumulative effect of a                                      (5,312,894)           2,553,431
   change in accounting principle
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                 (311,211)                 ---
------------------------------------------------------------------------ -------------------- --------------------
Net Income (Loss)                                                               $(5,624,105)        $  2,553,431
------------------------------------------------------------------------ -------------------- --------------------

Per Share Amounts:
Income (Loss) before cumulative effect of a
   change in accounting principle                                                     $(3.04)               $1.45
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                     (0.18)                ---
------------------------------------------------------------------------ -------------------- --------------------
Net Income (Loss)                                                                     $(3.22)               $1.45
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.




                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)



Three Months Ended September 30                                                        2001                 2000
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                             $7,652,167           $6,386,687
   Premiums ceded                                                                  (297,187)            (249,058)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         7,354,980            6,137,629
   Net investment income                                                          1,607,471            1,595,522
   Net realized investment losses, net of expenses                               (3,100,898)          (1,664,106)
   Other income                                                                      77,399               69,813
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                    5,938,952            6,138,858

Policy Benefits and Expenses:
   Policyholder benefits                                                          4,248,273            4,340,600
   Policyholder benefits ceded                                                     (318,854)            (390,940)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                3,929,419            3,949,660
   Increase in net benefit reserves                                               1,793,317              975,558
   Interest credited on policyholder deposits                                       229,739              247,494
   Commissions                                                                    1,489,252            1,245,928
   General expenses                                                               1,590,419            1,569,337
   Interest expense                                                                 127,504              196,435
   Policy acquisition costs deferred                                               (657,524)            (414,141)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     692,002              421,066
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                                9,194,128            8,191,337
------------------------------------------------------------------------ -------------------- --------------------
Loss before Income Tax                                                           (3,255,176)          (2,052,479)
Income Tax Benefit                                                                 (786,000)            (868,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $(2,469,176)        $ (1,184,479)
------------------------------------------------------------------------ -------------------- --------------------


Net Loss Per Common Share                                                             $(1.42)              $(0.67)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                September 30,        December 31,
                                                                                         2001                2000
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $73,878,918
      and $72,516,172 in 2001 and 2000 respectively)                           $ 74,694,965          $ 71,403,674
      Equity securities (cost of $5,808,613 and
      $13,677,303 in 2001 and 2000, respectively)                                 5,829,761            12,577,874
   Investment real estate                                                         3,527,984             3,506,386
   Mortgage loans on real estate                                                    156,000               156,000
   Policy loans                                                                   4,226,290             4,270,588
   Short-term investments                                                           610,379               610,379
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                                89,045,379            92,524,901

Cash and cash equivalents                                                        22,672,850            20,093,774
Accrued investment income                                                         1,366,930             1,328,491
Reinsurance recoverable                                                           2,533,774             2,686,747
Premiums receivable                                                                 341,835               212,089
Property and equipment                                                            2,851,619             2,959,744
Deferred policy acquisition costs                                                 8,382,514             6,511,948
Value of insurance acquired                                                       4,360,154             4,884,680
Goodwill                                                                            778,285               851,795
Federal income tax receivable                                                     2,067,933             1,364,502
Deferred federal income tax                                                         670,839             1,711,661
Other assets                                                                        555,434               407,674
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                   $135,627,546          $135,538,006
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                               September 30,     December 31,
                                                                                        2001                 2000
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                     $  88,334,132         $  83,403,780
   Policyholder deposits                                                         16,153,350            16,381,247
   Policy and contract claims                                                     1,351,667             1,816,947
   Unearned premiums                                                                165,307               217,670
   Other                                                                            307,283               203,600
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        106,311,739           102,023,244

Notes payable                                                                     7,400,000             8,000,000
Accrued expenses and other liabilities                                            2,367,840             2,240,653
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               116,079,579           112,263,897

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,733,715 and 1,758,215 shares issued and outstanding
      in 2001 and 2000, respectively                                              1,733,715             1,758,215
   Additional paid-in capital                                                     7,419,263             7,640,988
   Accumulated other comprehensive income (loss)                                    570,894            (1,573,294)
   Retained earnings                                                              9,824,095            15,448,200
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       19,547,967            23,274,109
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                     $135,627,546          $135,538,006
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)




Nine Months Ended September 30                                                         2001                  2000
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net income (loss)                                                               $(5,624,105)          $2,553,431
Adjustments to reconcile net income to cash from operations:
   Increase in benefit reserves                                                   4,891,473            2,068,882
   Decrease in claim liabilities                                                   (465,280)             (30,858)
   Decrease in reinsurance recoverable                                              152,973               96,614
   Interest credited on policyholder deposits                                       643,148              653,598
   Provision for amortization and depreciation, net of deferrals                   (813,185)              74,174
   Amortization of premium and accretion of discount on
      securities purchased, net                                                    (129,103)              35,591
   Net realized investment (gains) losses                                         6,398,998           (4,660,783)
   Increase in accrued investment income                                            (38,440)             (65,420)
   Change in other assets and liabilities                                          (210,473)            (397,447)
   (Increase) decrease in deferred federal income tax asset                         353,000           (1,688,000)
   (Increase) decrease in federal income taxes receivable                          (703,431)             170,000
   Cumulative effect of a change in accounting principle                            311,211                  ---
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by (used in) Operations                                         4,766,786           (1,190,218)

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (20,797,466)         (70,458,472)
Investments sold or matured                                                      20,603,453           71,876,615
Net cash received on block of insurance business acquired                               ---            1,894,271
Investment management fees and margin interest                                     (173,389)            (679,254)
Additions to property and equipment, net                                           (182,171)            (210,058)
Other investing activities, net                                                      79,122               (9,263)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by (used in) Investment Activities                               (470,451)           2,413,839

Cash Flows from Financing Activities:
Policyholder deposits                                                               725,417              596,659
Policyholder withdrawals                                                         (1,596,451)          (2,020,267)
Payments on notes payable - bank                                                   (600,000)            (375,000)
Repurchase of common stock                                                         (246,225)             (66,463)
Brokerage account advances, net                                                         ---             (100,884)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                            (1,717,259)          (1,965,955)

------------------------------------------------------------------------ -------------------- --------------------
Net Increase (Decrease) in Cash and Cash Equivalents                              2,579,076             (742,334)
Cash and Cash Equivalents at Beginning of Period                                 20,093,774           18,696,401
------------------------------------------------------------------------ -------------------- --------------------
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                      $22,672,850          $17,954,067
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


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months and nine months ended September 30, 2001 and 2000 are as follows:

                                            ---------------------------------- ----------------------------------
                                            Three Months Ended September 30,    Nine Months Ended September 30,
------------------------------------------- ----------------- ---------------- ----------------- ----------------
COMPREHENSIVE INCOME:                             2001             2000              2001             2000
------------------------------------------- ----------------- ---------------- ----------------- ----------------

  Net Income (Loss)                            $(2,469,176)     $ (1,184,479)     $(5,624,104)      $ 2,553,431
  Net   unrealized   gains   (losses)   on
securities                                        (227,430)       (2,000,020)       2,144,188        (2,865,000)
------------------------------------------- ----------------- ---------------- ----------------- ----------------
  Comprehensive Loss                           $(2,696,606)     $ (3,184,499)     $(3,479,916)      $  (311,569)
------------------------------------------- ----------------- ---------------- ----------------- ----------------


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



Note  4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $2,634,000 and $5,063,000 for the nine months ended September 30, 2001 and 2000, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as additional realized investment losses. Changes in the fair value of derivative instruments are also reported as realized gains (losses). The Company also nets certain direct, incremental investment management fees against net realized investment gains (losses) presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with, realized capital gains (losses). Costs netted against realized investment gains (losses) total $54,000 and $211,000 for the nine months ended September 30, 2001 and 2000, respectively.

Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of September 30, 2001 and 2000, and for the periods then ended is as follows:

                                             ---------------------------------- -----------------------------------
                                             Three Months Ended September 30,    Nine Months Ended September 30,
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
REVENUE:                                           2001             2000              2001              2000
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

  Home Service Life                             $ 2,346,090       $ 2,252,559      $ 7,029,071       $ 6,797,357
  Broker Life                                     1,684,895         1,609,712        4,776,334         4,575,552
  Preneed Life                                    2,763,516         1,595,490        7,430,929         3,875,964
  Dental                                          1,884,305         1,993,461        6,057,285         5,828,971
  Other Health                                      361,044           351,742        1,135,094         1,085,097
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
  Segment Totals                                  9,039,850         7,802,964       26,428,713        22,162,941
--------------------------------------------
  Realized investment gain (loss), net           (3,100,898)       (1,664,106)      (6,398,998)        4,660,783
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
  Total Revenue                                 $ 5,938,952       $ 6,138,858      $20,029,715       $26,823,724
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

Below are the net investment income amounts which are included in the revenue totals above.

                                           ---------------------------------- ----------------------------------
                                           Three Months Ended September 30,    Nine Months Ended September 30,
------------------------------------------ ----------------- ---------------- ----------------- ----------------
INVESTMENT INCOME:                               2001             2000              2001             2000
------------------------------------------ ----------------- ---------------- ----------------- ----------------

  Home Service Life                            $  526,394        $  524,942       $1,638,758        $1,553,985
  Broker Life                                     661,800           702,021        2,060,052         1,938,719
  Preneed Life                                    388,358           336,452        1,150,634           974,073
  Dental                                            7,907             8,996           27,694            27,697
  Other Health                                     23,012            23,111           71,830            66,744
------------------------------------------ ----------------- ---------------- ----------------- ----------------
  Segment Totals                               $1,607,471        $1,595,522       $4,948,968        $4,561,218
------------------------------------------ ----------------- ---------------- ----------------- ----------------


The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains (losses) and interest expense are excluded. The majority of the Company's realized investment gains and losses are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $10,887,000 and $20,508,000 during the nine months ended September 30, 2001 and 2000, respectively. If these funds had been invested in fixed-maturities yielding 7%, realized investment gains (losses) would have changed and the nine month segment profit totals below would have increased by approximately $365,000 and $763,000 in 2001 and 2000, respectively.

                                             ---------------------------------- -----------------------------------
                                             Three Months Ended September 30,    Nine Months Ended September 30,
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
SEGMENT PROFIT (LOSS):                             2001             2000              2001              2000
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

  Home Service Life                             $    42,374      $    (17,494)     $   215,862        $   77,454
  Broker Life                                       181,013            63,395          192,515           259,408
  Preneed Life                                     (260,289)         (274,706)        (647,508)         (829,929)
  Dental                                             81,070            47,080          165,768           269,575
  Other Health                                      (70,942)          (10,213)         (41,328)          (36,118)
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
  Segment Totals                                    (26,774)         (191,938)        (114,691)         (259,610)
  Realized investment gain (loss), net           (3,100,898)       (1,664,106)      (6,398,998)        4,660,783
  Interest expense                                  127,504           196,435          442,205           575,742
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
  Income (Loss) before income tax and
     cumulative effect of a change in
     accounting principle                       $(3,255,176)     $ (2,052,479)     $(6,955,894)       $3,825,431
-------------------------------------------- ----------------- ---------------- ----------------- -----------------


Depreciation and amortization  amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

                                               ----------------------------------- ----------------------------------
                                                Three Months Ended September 30,    Nine Months Ended September 30,
----------------------------------------------  ----------------- ----------------- ---------------- -----------------
DEPRECIATION AND AMORTIZATION:                       2001              2000             2001              2000
---------------------------------------------- ----------------- ----------------- ---------------- -----------------

  Home Service Life                                 $ 352,726         $ 233,834        $  645,492       $  538,399
  Broker Life                                         158,360           160,873           488,787          436,980
  Preneed Life                                        241,809            77,434           643,320          230,241
  Dental                                               18,005            13,818            54,011           40,080
  Other Health                                         10,677            13,257            43,089           30,287
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
  Segment Totals                                    $ 781,577         $ 499,216        $1,874,699       $1,275,987
---------------------------------------------- ----------------- ----------------- ---------------- -----------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                                ----------------- ----------------
-----------------------------------------------   September 30,     December 31,
ASSETS:                                               2001             2000
----------------------------------------------- ----------------- ----------------

Home Service Life                                 $ 44,498,472      $ 45,577,255
Broker Life                                         55,107,256        57,721,008
Preneed Life                                        33,462,095        29,421,677
Dental                                                 643,914           799,496
Other Health                                         1,915,809         2,018,570
----------------------------------------------- ----------------- ----------------
Segment Totals                                    $135,627,546      $135,538,006
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

Part I;  Item 2 - Management's Discussion and Analysis



FINANCIAL POSITION. Shareholders' equity totaled approximately $19,548,000 and $23,274,000 at September 30, 2001 and December 31, 2000, respectively. These balances reflect a decrease of approximately 16% for the nine months ended September 30, 2001. As described above, the comprehensive loss totaled approximately $3,480,000 for the nine months ended September 30, 2001. A significant portion of the comprehensive loss is attributable to securities trading and changes in the value of the Company's equity portfolios. Equity portfolio positions decreased $7,869,000 (57%) on a cost basis and $6,748,000
(54%)  on  a  market  value  basis,  during  the  first  nine  months  of  2001.
Accordingly, equity securities comprised approximately 4% and 9% of the Company's total assets as of September 30, 2001 and December 31, 2000, respectively. Fixed maturity portfolio positions increased $1,363,000 on an amortized cost basis and $3,291,000 on a market value basis during the same period. However, as described in Note 3 above, $497,000 of the change between cost and market values during 2001 is attributable to the SFAS 133 transition adjustment recorded at January 1, 2001. Cash and cash equivalent positions also increased approximately $2,579,000 during the nine months ended September 30, 2001.

The reduced equity positions described above have significantly decreased the Company's gross quantitative equity market risk. However, with the accompanying reductions in shareholders' equity, there is a somewhat lesser decline in relative equity market risk. As a result of this activity, A. M. Best Company recently revised the rating for the Company's principal insurance subsidiary, Citizens Security Life Insurance Company ("CSLIC"), from B to B-. In addition CSLIC reached agreement with its principal state insurance regulator concerning the carrying value of its subsidiaries. For statutory reporting purposes, CSLIC is now permitted to carry its inactive property and casualty insurance subsidiary at its full statutory value, provided CSLIC complies with additional planning and reporting requests.


OPERATIONS. Net premiums and other considerations increased approximately $3,863,000, or 22% during the first nine months of 2001 compared to the first nine months of 2000. Preneed Life, Dental, Home Service Life and Broker Life premium increases were approximately $3,876,000, $228,000, $144,000 and $75,000, respectively. The Preneed Life segment growth is attributable primarily to competitive marketing agreements signed with certain independent agency groups during late 2000 and continued expansion into independently owned funeral homes. Dental premium growth is also primarily attributable to a key additional independent marketing arrangement signed during 2000 and inflationary growth, net of cancellations. The Other Health segment represents less that 6% of total premium. Net premiums and other considerations for the three months ended September 30, 2001 increased approximately $1,217,000 or 20% compared to the three months ended September 30, 2000. Preneed Life, Dental, Home Service Life and Broker Life premium increases (decreases) were approximately $1,112,000, $(108,000), $90,000 and $114,000 respectively

Pretax earnings (loss) [before the cumulative effect of a new accounting principle] totaled approximately $(6,956,000) for the nine months ended September 30, 2001, compared to $3,825,000 for the nine months ended September 30, 2000. Pretax (loss) for the three months ending September 30, 2001 totaled approximately $(3,255,000) compared to $(2,052,000) for three months ended September 30, 2000. The majority of these changes resulted from realized investment losses. Pretax Segment (Loss) (excluding realized investment gains and losses and interest expense) for the first nine months of 2001 was approximately $(115,000), compared to $(260,000) for the first nine months of 2000. This change resulted primarily from improving sales volume and mortality for Preneed Life and Home Service Life, partially offset by higher Broker Life and Dental claims. The Pretax Segment (Loss) for the three months ended September 30, 2001 was $(27,000) compared to $(192,000) for the three months ended September 30, 2000.

The Company's lower effective income tax (benefit) rate for the nine months ended September 30, 2001 is due to the effect of the small life insurance company deduction on taxes paid in prior years, for which loss carrybacks are available.

CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $4,767,000 for the nine months ended September 30, 2001 compared to $(1,190,000) for the same period in the prior year. This increase is primarily attributable to growth in the Preneed Life business. The $1,717,000 of cash used in financing activities during the first nine months of 2001 is primarily attributable to annuity and Universal Life account withdrawals and bank loan principal repayments.


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



Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The primary changes in quantitative market risks during the nine months ended September 30, 2001 are discussed in Part I, Item 2 above.

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

                       CITIZENS FINANCIAL CORPORATION
                       BY: /s/ Darrell R. Wells
                           -----------------------------------------------------
                            Darrell R. Wells
                            President and Chief Executive Officer
                       BY: /s/ Brent L. Nemec
                           -----------------------------------------------------
                            Brent L. Nemec
                            Treasurer and Principal Accounting Officer

Date:  November 7, 2001

                                  EXHIBIT INDEX

----------------- --------------------------------------------------------------
  Exhibit No.                       Description
----------------- --------------------------------------------------------------

         11           Statement re: computation of per share earnings


                                                              EXHIBIT 11

                                            Citizens Financial Corporation and Subsidiaries
                                                   Computation of Per Share Earnings
                                                              (Unaudited)





Nine Months Ended September 30                                                        2001             2000
--------------------------------------------------------------------------- ----------------- ----------------

Numerator(s):
   Income (Loss) before cumulative effect of a
      change in accounting principle                                           $(5,312,894)      $2,553,431
   Cumulative effect of a change in accounting principle                          (311,211)             ---
--------------------------------------------------------------------------- ----------------- ----------------
   Net Income (Loss)                                                          $ (5,624,105)      $2,553,431


Denominator:
   Weighted average common shares                                                1,747,087        1,762,430


Earnings Per Share:
   Income (Loss) before cumulative effect of a
      change in accounting principle                                               $ (3.04)          $ 1.45
   Cumulative effect of a change in accounting principle                             (0.18)            ---
--------------------------------------------------------------------------- ----------------- ----------------
   Net Income (Loss)                                                               $ (3.22)          $ 1.45








Three Months Ended September 30                                                       2001             2000
--------------------------------------------------------------------------- ----------------- ----------------

Numerator:
   Net Income (Loss)                                                           $(2,469,176)     $(1,184,479)


Denominator:
   Weighted average common shares                                                1,733,715        1,761,415


Earnings Per Share:
   Net Income (Loss)                                                              $  (1.42)        $  (0.67)


