Form 10-K
period 2001-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2002-03-28
CIK 887136

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ~~X~~ No ~~~~~

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [~X~]

State the aggregate market value of the common equity held by non-affiliates of the registrant: $5,646,077 (based on an $8.40 per share average of bid and ask prices on March 25, 2002).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,716,815 shares of Class A Stock as of March 25, 2002.



                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer's Board of Director's Proxy Statement for the Annual Meeting of Shareholders now scheduled for May 23, 2002 are incorporated into
Part III of this Form 10-K. The date of this Report is March 28, 2002.

================================================================================

                                    CONTENTS

                                     PART I


                                                                            Page

ITEM   1.    BUSINESS ..................................................       3
ITEM   2.    PROPERTIES .................................................     10
ITEM   3.    LEGAL PROCEEDINGS ..........................................     10
ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS ...........................................     10


                                     PART~II

ITEM   5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS .......................     11
ITEM   6.    SELECTED FINANCAL DATA .....................................     12
ITEM   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS........................     13
ITEM   7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..     24
ITEM   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     25
ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE ...............     53


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........     53
ITEM 11.     EXECUTIVE COMPENSATION .....................................     53
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS ........     53
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS ......................................     53


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K .....................     54
SIGNATURES ..............................................................     55
EXHIBIT INDEX ...........................................................     56
EXHIBITS.................................................................     57



This report contains projections and other forward-looking statements regarding future events or the future financial performance of the Company. Actual events and results may differ materially from those in the projections and other forward-looking statements set forth herein. Among the important factors that could cause actual events or results to differ materially from those in the projections and other forward-looking statements are: changes in the market value of the Company's investments, including stock market performance and interest rate changes; customer response to marketing efforts; mortality and morbidity trends; regulatory changes; actions of independent rating agencies; general economic conditions and increased competition; the Company's ability to achieve operating efficiencies; unanticipated adverse litigation; and changes in Federal tax law. Readers are referred to the Items 1, 7, 7a and 8 in this report and to the Company Report on Financial Statements in the Company's Annual Report for a discussion of these and other important risk factors concerning the Company and its operations.

                                     PART I
                                ITEM 1. BUSINESS


General

Citizens Financial Corporation (herein, the "Company" or the "Registrant") was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company ("Citizens Security") for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance, annuities, and accident and health insurance through Citizens Security and United Liberty Life Insurance Company ("United Liberty") (herein collectively, the "Life Insurance Subsidiaries"). During October 1999, the Company acquired Citizens Insurance Company ("Citizens Insurance"), which is licensed as a property and casualty insurer in four states. Citizens Insurance is planning to offer home service fire and casualty insurance coverage; however, it currently has no business inforce. In January 2001, the Company contributed the stock of Citizens Insurance to Citizens Security. The Life Insurance Subsidiaries and Citizens Insurance are herein collectively referred to as the "Insurance Subsidiaries".

Citizens Security was incorporated in Kentucky and commenced business in 1965. In 1971, Citizens Security acquired Central Investors Life Insurance Company by merger. In 1987, it purchased the stock of Old South Life Insurance Company ("Old South"). In 1992, Old South merged into Citizens Security. In 1995, the Company and Citizens Security purchased all of the stock of Integrity National Life Insurance Company ("Integrity") and merged it into Citizens Security. During May 1998, Citizens Security purchased all of the outstanding shares of United Liberty. As stated above, in October 1999, the Company acquired Citizens Insurance. See Item 7. "Management's Discussion and Analysis" and Item 8, Note 2 of the Notes to Consolidated Financial Statements for descriptions of certain of these acquisitions. The Life Insurance Subsidiaries are currently licensed to transact the business of life insurance, annuities, and accident and health insurance. Citizens Security is licensed in twenty states and the District of Columbia while United Liberty is licensed in twenty-three states.


Insurance Operations

The Company, through its Life Insurance Subsidiaries, operates in five segments -- 1) home service life insurance, 2) broker-sold life insurance and annuities,
3) preneed life insurance, 4) dental insurance, and 5) other health and accident insurance. The home service and preneed life segments provide individual coverages; the dental segment provides group coverages; while the broker life and other health segments include individual and group insurance coverages. The following table presents each business segment's revenue; pretax income or loss excluding realized investment gains and interest expense; and ending assets for each of the last three fiscal years. Additional segment information is contained in Item 7, "Management's Discussion and Analysis" and in Item 8, Note 10 of the Notes to Consolidated Financial Statements.

Segment Revenue, Profit or Loss, and Assets:

Year Ended December 31                                            2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------
Revenue:
   Home Service Life                                     $   9,290,120      $  9,036,005     $  8,745,144
   Broker Life                                               6,497,286         6,328,884        6,003,025
   Preneed Life                                              9,974,405         5,345,930        3,614,758
   Dental                                                    8,025,375         7,933,598        7,141,409
   Other Health                                              1,487,562         1,469,316        1,383,437
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                           35,274,748        30,113,733       26,887,773
   Net realized investment gains (losses)                   (7,911,829)        1,180,879        9,375,339
------------------------------------------------------ ----------------- ---------------- -----------------
   Total Revenue                                         $  27,362,919      $ 31,294,612     $ 36,263,112
------------------------------------------------------ ----------------- ---------------- -----------------


Year Ended December 31                                            2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------
Segment Profit (Loss):
   Home Service Life                                      $    382,723       $   200,479     $    312,703
   Broker Life                                                  74,960           299,777          150,317
   Preneed Life                                               (264,488)         (827,265)        (993,560)
   Dental                                                      256,385           331,206          436,587
   Other Health                                                 10,847            32,186          (64,524)
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                              460,427            36,383         (158,477)
   Net realized investment gains (losses)                   (7,911,829)        1,180,879        9,375,339
   Interest expense                                            532,962           769,132          553,017
------------------------------------------------------ ----------------- ---------------- -----------------
   Income (Loss) before income tax and cumulative         $ (7,984,364)      $   448,130     $  8,663,845
   effect of a change in accounting principle
------------------------------------------------------ ----------------- ---------------- -----------------


December 31                                                       2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------
Assets:
   Home Service Life                                      $ 44,818,038     $  45,577,255    $  47,347,032
   Broker Life                                              54,954,194        57,721,008       57,958,271
   Preneed Life                                             34,138,535        29,421,677       29,754,353
   Dental                                                      726,728           799,496          913,939
   Other Health                                              1,959,588         2,018,570        2,006,435
------------------------------------------------------ ----------------- ---------------- -----------------
   Total Assets                                           $136,597,083      $135,538,006     $137,980,030
------------------------------------------------------ ----------------- ---------------- -----------------


Home Service Life. The Home Service Life segment consists of traditional whole life insurance, which provides policyholders with permanent life insurance and fixed, guaranteed rates of return on the cash value element of policy premiums. Agents for these products sell primarily small face value policies (typically from $1,000 to $10,000). These policies are subject to normal underwriting procedures with the extent of such procedures determined by the amount of insurance, age of applicant and other pertinent factors.

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

Year Ended December 31  (Dollars in Thousands)                     2001                 2000                  1999
-------------------------------------------------- --------------------- -------------------- ---------------------
Gross In-force at beginning of period1                         $809,045             $765,440              $757,571
Business purchased                                                  ---               43,940                   ---
New business issued during period:
    Individual                                                $ 113,119             $ 91,182              $ 84,640
    Group                                                         7,632                2,001                 7,170
-------------------------------------------------- --------------------- -------------------- ---------------------
      New business total                                      $ 120,751             $ 93,183              $ 91,810

Terminations during period                                    $ 117,281             $ 93,518              $ 83,941
Termination rate2                                                 14.5%                11.9%                 11.7%
Gross In-force at end of period1:
    Individual                                                 $668,565             $658,800              $605,309
    Group                                                       143,950              150,245               160,131
-------------------------------------------------- --------------------- -------------------- ---------------------
      Gross In-force total                                     $812,515             $809,045              $765,440
-------------------------------------------------- --------------------- -------------------- ---------------------

    Reinsurance ceded at end of period                          109,227              103,001               119,001
-------------------------------------------------- --------------------- -------------------- ---------------------
Net In-force at end of period                                  $703,288             $706,044              $646,439
-------------------------------------------------- --------------------- -------------------- ---------------------

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

Other Health Insurance. Other Health products include individual accident and health insurance policies, which provide coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment. Group health plans are also offered, providing coverage for short-term disability, and income protection. The Company is not allocating significant marketing resources to this segment.

Marketing. The Life Insurance Subsidiaries are currently licensed to sell products in 29 states and the District of Columbia. Citizens Security and United Liberty are both licensed in the states designated below with a "b" while only Citizens Security is licensed in the states designated "c" and only United Liberty in the states designated "u".

   b   Alabama         b   Indiana        u  Nebraska          u  Oregon
   u   Arizona         u   Kansas         u  Nevada            c  Pennsylvania
   b   Arkansas        b   Kentucky       c  New Jersey        b  South Carolina
   u   Colorado        b   Louisiana      u  New Mexico        b  Tennessee
   c   Delaware        b   Maryland       c  North Carolina    b  Texas
   c   District of     b   Mississippi    u  Oklahoma          u  Utah
       Columbia
   b   Florida         b   Missouri       b  Ohio              c  Virginia
   c   Georgia                                                 b  West Virginia

The Life Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 3,000 sales representatives are licensed as independent agents for the Life Insurance Subsidiaries. The majority of these agents also represent other insurers. Approximately 450 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 500 agents specialize in the preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

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

Investments. The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Life Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. Where deemed appropriate, the Life Insurance Subsidiaries will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). The Company's non-investment grade bonds, based on reported fair values, represented 4.4% of the Company's cash and invested assets as of December 31, 2001. Citizens Security has maintained substantial investments in equity securities in order to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Insurance Subsidiaries. Mortgage loans, federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2. "Description of Property," represented approximately 2.4% of cash and invested assets as of December 31, 2001. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 2001 that would be included in the high-risk classification.

For  additional   information   concerning   investment  results,  see  Item  7,
"Management's Discussion and Analysis."

Reinsurance. In keeping with industry practice, the Life Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks which they underwrite. The Life Insurance Subsidiaries retain no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 2001, approximately $109,227,000 or 13.5% of life insurance in force was reinsured under arrangements described in Note 12 to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Life Insurance Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit its maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Life Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

Competition. The insurance industry is highly competitive, with approximately 1,500 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the Life Insurance Subsidiaries. Financial and claims-paying ratings assigned to insurers by A.M. Best Company ("Best") and by nationally-recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best in October, 2001, when it was downgraded to B-
(Fair) from B (Fair). United Liberty's rating has remained at B- (Fair) since its 1998 acquisition. According to Best, B- ratings are assigned to companies that have on balance, fair financial strength, operating performance and market profile when compared to the standards established by Best. Also according to Best, B- companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions. There are seven Best rating categories above the B- category from B to A++. The Life Insurance Subsidiaries will continue to pursue upward revisions in their Best ratings. Citizens Insurance has no insurance business inforce and is not rated by Best.

S&P assigns claims-paying ability ratings to certain U.S. insurers. Generally, such a rating is S&P's opinion of an insurer's financial capacity to meet the obligations of its insurance policies in accordance with their terms. In the case of companies like Citizens Security that have not requested ratings, S&P's methodology uses statistical tests based on statutory financial data as filed with the National Association of Insurance Commissioners ("NAIC"). The rating process does not involve contact between S&P analysts and the insurer's management. In 1998, S&P changed its rating methodology and revised Citizens Security's rating from BBq to BBpi. (The "q" subscript designated the quantitative method of rating while the "pi" subscript designates the public information method). United Liberty has not been rated by S&P. According to S&P, BB companies may have adequate financial security but their capacity to meet policyholder obligations is vulnerable to adverse economic and underwriting conditions. The BB rating is the highest of five ratings in the vulnerable range of ratings.

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

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Life Insurance Subsidiaries, net of (refunds) but before offsets for future premium or intangible property taxes, were $(1,000), $(11,000), and $(13,000) in 2001,
2000, and 1999, respectively.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the Kentucky Department of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 2002, the maximum amount of dividends that Citizens Security, United Liberty, and Citizens Insurance could pay, without the Commissioner's approval, is $339,000, $214,000, and $75,000 respectively. It is presently anticipated that the Company will derive substantially all of its liquidity from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owed by the Company. The Company provides substantially all management, operating and employee services for the Insurance Subsidiaries and is reimbursed at actual cost plus fifteen percent. This management fee totaled $4,705,000 for 2001.

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

The Life Insurance Subsidiaries' AVR, as of December 31, 2001, 2000 and 1999, is shown in Item 7. "Management's Discussion and Analysis". Cash flow testing and the results of such testing as applied to the Life Insurance Subsidiaries are also described and discussed in Item 7.

RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations in light of their size and risk profile. The four categories of major risk involved in the formula are [i]~asset risk -- the risk with respect to the insurer's assets; [ii]~insurance risk -- the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii]~interest rate risk -- the interest risk with respect to the insurer's business; and [iv]~business risk -- all other business risks. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower for less risky items. RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would be placed in conservatorship. Based on RBC computations as of December 31, 2001, the Insurance Subsidiaries each have capital which is well in excess minimum regulatory requirements.

Action taken by the NAIC in these and other areas may have a significant impact on the regulation of insurance companies during the next several years. In addition, various proposals are being considered for permitting insurers to elect Federal regulation. Given their comparatively small size, the Life Insurance Subsidiaries could be adversely affected by more stringent regulatory policy, both under existing laws and any new regulatory initiatives. Such effects could include curtailment or discontinuance of insurance underwriting in one or more states, mandated increases in capital and surplus, and/or other effects.

Income Taxation. The Life Insurance Subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax rate of 20%. See Item 7. "Management's Discussion and Analysis" and Note 8 of the Notes to Consolidated Financial Statements.

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

Employees. As of March 25, 2002, 74 people, excluding agents, were employed by the Company. As of that date, the Company had approximately 3,000 independent agents licensed to sell its products.


                               ITEM 2. PROPERTIES

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and its Subsidiaries occupy about 29% of the building for their headquarters and home offices. The Company leases the remaining space to tenants under leases of various duration. Market conditions for this property are generally favorable and, in management's opinion, the property is adequately covered by insurance. Currently, the Company's policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. In addition, the Company's current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised-value ratio of more than 75%.


                            ITEM 3. LEGAL PROCEEDINGS

An action was filed against United Liberty in the Court of Common Pleas for Butler County, Ohio by two policyholders in June 2000. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders whose policies were issued in Ohio and were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment to which the plaintiffs have not yet responded. Although United Liberty has requested mediation of the action, the plaintiffs would not agree to the request for mediation until United Liberty made an offer to settle the case. Consequently, United Liberty has offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class for policies with an increased premium and a set dividend. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. There are no other material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject other than routine litigation incidental to the business of the Company and its subsidiaries. There are no material proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.


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

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

As of March 25, 2002, there were approximately 2,780 holders of record of the Company's Class A Stock, its only class of common equity.

The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading volume in 2001 was about 8% of the average shares outstanding during the year and trading volume by non-affiliates was about 20% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 2001 and 2000 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not represent actual transactions.

                        Bid Quotations for Class A Stock
                     -------------------------------------
         Quarter Ended                               High Bid           Low Bid
                                              ---------------- -----------------
         December 31, 2001                           $   9.750        $    8.100
         September 30, 2001                          $  10.000        $    8.600
         June 30, 2001                               $  10.875        $    9.350
         March 31, 2001                              $  11.500        $   10.375
         December 31, 2000                           $  12.750        $   10.000
         September 30, 2000                          $  16.313        $   11.500
         June 30, 2000                               $  13.875        $   10.625
         March 31, 2000                              $  12.750        $   11.000

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its outstanding borrowings compared to dividends and income before interest expense, amortization, depreciation and income tax expense for (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January 2002, the bank loan covenant precludes the Company from paying any dividends. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code subject transactions between the Insurance Subsidiaries and their respective parents, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Insurance Subsidiaries' capital and surplus available to support policyholder obligations. See Item 1. "Description of Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

                         ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31                            2001            2000             1999            1998           1997
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
RESULTS OF OPERATIONS
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Premiums and other considerations          $28,744,376     $23,822,424      $20,844,828     $18,371,628    $17,690,877
Investment and other income, net             6,530,372       6,291,309        6,042,945       5,229,888      3,817,818

Policy benefits and reserve change          22,989,732      19,400,397       17,038,433      13,936,902     12,605,227
Commissions, expense, amortization, net     11,824,589      10,676,953       10,007,817       8,798,175      8,284,629

----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Segment profit (loss)                          460,427          36,383         (158,477)        866,439        618,839
Realized investment gains (losses), net     (7,911,829)      1,180,879        9,375,339       3,675,489      2,193,148
Interest expense                               532,962         769,132          553,017         468,268        341,275
Cumulative effect - accounting change         (311,211)            ---              ---             ---            ---
Income tax expense (benefit)                (2,090,000)        210,000        2,225,000         774,000        482,500
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
NET INCOME (LOSS)                          $(6,205,575)   $    238,130      $ 6,438,845     $ 3,299,660    $ 1,988,212
NET INCOME (LOSS) APPLICABLE
    TO COMMON STOCK                        $(6,205,575)   $    238,130      $ 6,438,845     $ 3,020,010    $ 1,581,212

NET INCOME (LOSS) PER SHARE:
    Before accounting change                      $(3.39)          $0.14           $3.59          $2.31          $1.47
    Basic                                         $(3.57)          $0.14           $3.59          $2.31          $1.47
    Diluted                                       $(3.57)          $0.14           $3.59          $1.82          $1.10


FINANCIAL POSITION
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Total assets                              $136,597,083    $135,538,006     $137,980,030    $129,499,123   $ 84,749,842
Notes payable                             $  7,095,834    $  8,000,000     $  8,500,000    $  6,510,000   $  3,510,000
Redeemable convertible preferred stock             ---             ---              ---             ---   $  4,043,907
Shareholders' equity                      $ 20,002,483    $ 23,274,109     $ 28,036,457    $ 21,745,281   $ 14,320,885
Shareholders' equity per share - Basic          $11.65          $13.24           $15.86          $12.06         $13.31
Shareholders' equity per share - Diluted        $11.65          $13.24           $15.86          $12.06         $10.11


INVESTMENTS
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Average cash and invested assets          $112,982,243    $121,807,002     $115,045,517    $ 98,436,023   $ 70,294,955
Average equity portfolio (cost basis)     $  9,736,625    $ 20,017,915     $ 20,650,875    $ 14,529,633   $ 11,587,579
Investment income yield                            5.6%            4.9%             5.1%            5.3%           5.4%
Change in unrealized investment gains
    (losses), net of tax                  $  3,019,188    $ (4,896,265)    $    243,355    $    484,618   $  2,166,218



LIFE INSURANCE DATA
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Premiums                                  $  19,362,994   $  14,553,493   $  12,443,385   $  10,657,675  $   9,127,795
Insurance in force, net at end of period  $ 703,288,000   $ 706,044,000   $ 646,439,000   $ 634,578,000  $ 565,446,000



ACCIDENT AND HEALTH INSURANCE DATA
------------------------------------------------------------------------------------------------------------------------
Premiums                                  $  9,381,382    $  9,268,931     $  8,401,443    $  7,713,953   $  8,563,082
Benefit ratio                                     67.9%           66.7%            65.2%           65.4%          66.4%

  Note: See Item 7 for additional information relevant to the above data.  The above amounts include results from acquisitions:
        National Affiliated Investors Life Insurance Company (reinsurance assumption), Citizens Insurance Company and United Liberty
        Life Insurance Company from the dates of their acquisition in 2000, 1999 and 1998, respectively.

                   ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS

The Company's 2001 net loss was $6,206,000 compared to net income of $238,000 and $6,439,000 in 2000 and 1999, respectively. In addition, the comprehensive loss (including net unrealized losses) for 2001 was $2,875,000 compared to a comprehensive loss of $4,658,000 in 2000 and a comprehensive gain of $6,682,000 in 1999. The majority of the 2001 and 2000 declines in net income and the comprehensive losses in 2001 and 2000 are attributable adverse securities markets during those years, including the effects of declines in the telecommunications and technology sectors, a general economic recession and terrorist events.

During 2001, the Company achieved a 21% or $4,922,000 increase in premiums. The majority of the increase was in the Preneed Life segment, although increases were also achieved in the other four segments. Pretax segment earnings, excluding realized investment gains and losses and interest expense, were $460,000 and $36,000 for 2001 and 2000 respectively. This improvement is primarily attributable to increased Preneed Life production.

The Company repurchased 41,400 and 9,000 shares of its common stock during 2001 and 2000 respectively, at average prices of $9.58 and $11.58 per share, respectively.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, agent receivables, intangible assets, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies, judgments and estimates critically impact preparation of its consolidated financial statements.

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, many of which are seeking to exploit recent technology advancements. The majority of these are publicly traded and many have experienced volatile market prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Goodwill and Intangible Impairment. Assessing recoverability of the Company's goodwill and other intangibles (including deferred policy acquisition costs and value of insurance acquired) requires assumptions regarding estimated future cash flows and other factors (see Policy Liabilities below) to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to expand its analysis of goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. The Company has not yet determined what the effect of the new standard will be on its earnings and financial position. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets.

Policy Liabilities. Establishing liabilities (and related intangible assets) for the Company's long-duration insurance contracts requires making many assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, material financial statement adjustments could be required. Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for the valuation allowance, the Company has considered ongoing prudent and feasible tax planning strategies but has not assumed future taxable income. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


ACQUISITIONS

National Affiliated Investors Life

On July 7, 2000, the Company acquired, through an assumption reinsurance agreement, 100% of the inforce business of National Affiliated Investors Life Insurance Company ("NAIL") for a net cash purchase price of approximately $355,000 (the "NAIL Acquisition"). The acquisition was coordinated through the National Organization of Life and Health Guaranty Associations. The acquired business consists primarily of individual life insurance business with policy reserves and annual premium of approximately $3,500,000 and $300,000, respectively.

Citizens Insurance Company

On October 14, 1999, the Company acquired 100% of the stock of Citizens Insurance (formerly Kentucky Insurance Company) from an unaffiliated insurance holding company (the "Citizens Insurance Acquisition"). Citizens Insurance is licensed as a property and casualty insurance company in four states and has approximately $3.6 million of statutory capital and surplus; however, it currently has no insurance operations. The aggregate purchase price for the Citizens Insurance Acquisition was approximately $3,550,000 (including net costs associated with the transaction of approximately $50,000). The acquisition was financed with available internal funds and $2,500,000 of additional bank borrowings.

United Liberty Life Insurance Company

On May 12, 1998 the Company and Citizens Security acquired 100% of the common stock of United Liberty from an unaffiliated insurance holding company (the "United Acquisition"). The United Acquisition was accounted for as a purchase and United Liberty's results of operations are included in the consolidated statements since the date of acquisition. The aggregate purchase price for the United Acquisition was approximately $7,076,000 (including net costs associated with the acquisition of approximately $445,000). In conjunction with the acquisition, the seller retained approximately $2,100,000 of United Liberty's real estate related and other assets, which were replaced with cash by Citizens Security. The United Acquisition was financed with working capital of Citizens Security and approximately $3,400,000 of additional bank borrowings.

Integrity National Life Insurance Company

During September 1995, the Company and Citizens Security acquired the common stock of Integrity National Life Insurance Company from an unaffiliated insurance holding company. The aggregate purchase price for the Integrity acquisition, as finally adjusted, was $9,419,000 (including $437,000 of net transaction costs). Integrity National was merged into Citizens Security during 1995.


FINANCIAL POSITION

Assets. At December 31, 2001, the Company's available-for-sale fixed maturities had a fair value of $77,534,516 and amortized cost of $75,872,277. The Company's fixed maturities portfolio increased approximately 5% during both 2001 and 2000, on an amortized cost basis. The 2001 increase is primarily attributable to Preneed Life sales growth, while the 2000 increase resulted primarily from the NAIL acquisition. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 2001.

Standard & Poor's Corporation Rating             Amortized Cost1    Fair Value 2
--------------------------------------   ----------------------- ---------------
Investment grade:
        AAA to A-                                    $58,409,236     $60,088,109
        BBB+ to BBB-                                  12,368,821      12,455,710
--------------------------------------  ------------------------ ---------------
Total investment grade                                70,778,057      72,543,819
Non-investment grade:
        BB+ to BB-                                     1,599,610       1,580,809
        B+ to B-                                       2,726,890       2,641,241
        CCC+ to C                                        767,720         768,647
--------------------------------------  ------------------------ ---------------
Total non-investment grade                             5,094,220       4,990,697
--------------------------------------  ------------------------ ---------------
Total fixed maturities                               $75,872,277     $77,534,516
--------------------------------------  ------------------------ ---------------

1 Net of  write-downs  on  bonds  whose  decline  in  value  is  believed  to be other-than-temporary
2 Fair values as of December 31, 2001 were obtained from the Company's investment advisor's portfolio review, which used market prices from Shaw Data Services

The Company believes it has a well diversified portfolio and has no plans to decrease its non-investment grade portfolio significantly below its current level, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 6.7% and 8.3% of the fixed maturities portfolio, on an amortized cost basis at December 31, 2001 and 2000, respectively.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 2001.

                              Non-Investment Grade
    December 31, 2001                   Amortized Cost         Fair Value
    ------------------------------- ------------------- ------------------
    Largest                                   $904,604           $902,371
    Second largest                             573,477            374,000
    Third largest                              535,029            398,750
    Fourth largest                             500,000            507,500
    ------------------------------- ------------------- ------------------
    Total                                   $2,513,110         $2,182,621
    ------------------------------- ------------------- ------------------

The Company had no guarantee or other type of enhancement associated with the issuers represented above.

The Company's investment in equity securities decreased $6,622,000 and $4,460,916 during 2001 on a cost (net of write-downs) and fair value basis, respectively, after decreasing $4,551,000 and $10,363,000 on the same basis in 2000. As of December 31, 2001 there were $1,062,000 of unrealized gains on equity securities, as compared with $1,099,000 of unrealized losses at December 31, 2000 and $4,713,000 of unrealized gains at December 31, 1999, respectively.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management's opinion are other-than-temporary. These reviews can involve qualitative and quantitative information relating to an individual company or industry and general factors impacting the economy. However, due to wide market fluctuations occurring during the past two years, determining whether declines are temporary has become much more complex and judgmental. These reviews resulted in the recognition of impairment losses on equity securities totaling $1,533,000 during 2001 ($332,000, $1,123,000, and $78,000 for the second through fourth quarters, respectively). In addition, $739,000 of impairment losses were recognized on fixed maturities during 2001 ($7,000, $4,000, and $728,000 during the first, second, and fourth quarters, respectively). During 2001, equity securities and fixed maturities were sold which contained impairment writedowns of $5,160,000 and $940,000, respectively.

Citizens Security owns the building in which the Company and its subsidiaries maintain their home offices. The Company occupies approximately 29% of the building with the balance leased to third-party tenants. Market conditions for this property are generally favorable. An updated appraisal obtained during 2001 indicates the market value of the property is approximately $2,500,000 higher than its carrying value.

At December 31, 2001, the Company holds a $156,000 mortgage loan from a real estate limited partnership. The mortgage loan, maturing March 31, 2002, permits revolving credit advances, not to exceed at any time, the lesser of $750,000 or 80% of the collateral fair value. A stockholder of the partnership's general partner personally guarantees 80% of the loan.

At December 31, 2001 the Company has recorded $756,000 of goodwill and $12,757,000 of other intangible assets for deferred policy acquisition costs and value of insurance acquired. As noted in the above discussion of critical accounting policies and estimates, these intangibles, and the recorded value of policy liabilities, are based on many assumptions that require substantial estimates and judgment. In connection with adoption of SFAS No. 142, the Company will be perform a detailed reassessment of the assumptions supporting these values.

Liabilities. A comparison of total policy liabilities as of December 31, 2001, 2000 and 1999 is shown below. Approximately 83% of the 2001 total consists of future policy benefit reserves while policyholder deposit liabilities represent 15% of the total.

         Year Ended December 31                                   2001               2000                1999
         ------------------------------------------ ------------------- ------------------ -------------------
         Home Service Life                                $ 32,609,959       $ 31,543,557        $ 30,300,225
         Broker Life                                        44,414,974         44,631,499          41,718,948
         Preneed Life                                       27,512,646         23,094,830          21,509,265
         Dental                                                565,119            610,111             633,751
         Other Health                                        2,137,079          2,143,247           3,031,510
         ------------------------------------------ ------------------- ------------------ -------------------
         Total                                            $107,239,777       $102,023,244        $ 97,193,699
         ------------------------------------------ ------------------- ------------------ -------------------

Home Service Life sales have been favorable in recent years, with net growth in policy liabilities of 3.4% and 4.1% in 2001 and 2000, respectively. During recent years, this segment has experienced moderate growth through a combination of attracting new producers and continuing to focus on meeting the needs of existing customers and agents. The Broker Life segment's 2001 policy liability net decline of $217,000 includes $464,000 of declines in policyholder deposits as detailed below, partially offset by normal aging of remaining reserves. Approximately half of the net policyholder deposit decline relates to expiration of a withdrawal waiting period for the NAIL business acquired during 2000. Most of the 2000 Broker Life net growth was attributable to the NAIL acquisition. During 2001, the Company increased Preneed Life production through arrangements with several third party marketing groups. Although the Company terminated some of its more competitive arrangements during the year, it has attracted additional marketing groups that have continued to grow net production throughout the year. The 2000 growth was achieved in the Company's second full year in the Preneed market, after completing the United Acquisition in 1998. However, United Liberty began offering Preneed Life insurance in 1991. The Company's Dental products are annual term coverages; accordingly, policy liabilities for this segment are not significant. The Other Health segment business in not a significant marketing focus. The 2000 policy liability decrease for this segment relates primarily to the settlement of a reinsurance obligation with no impact on overall retention.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 2001.

Year Ended December 31, 2001               Total     Annuity and       Universal
                                                           Other            Life
-------------------------------- --------------- --------------- ---------------
Beginning Balance                   $16,381,247    $ 10,004,531     $ 6,376,716
Deposits                              1,006,892         426,098         580,794
Withdrawals                          (2,205,095)       (951,457)     (1,253,638)
Interest Credited                       734,687         428,769         305,918
-------------------------------- --------------- --------------- ---------------
Ending Balance                      $15,917,731     $ 9,907,941     $ 6,009,790
-------------------------------- --------------- --------------- ---------------

As indicated above, total policyholder deposits decreased $464,000 during 2001, with approximately $250,000 of the decrease attributable to withdrawals of NAIL business acquired during 2000. The terms of the NAIL Acquisition precluded policyholder withdrawals and surrenders for the initial six months after the acquisition. This limitation expired during early 2001. The Company is not devoting significant marketing effort towards Annuity, Universal Life and other deposit products and has elected not to aggressively compete in crediting excess interest on such products.


CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three fiscal years.

              Year Ended December 31                       2001                 2000                 1999
              ----------------------------- -------------------- -------------------- --------------------
              Home Service Life                      $7,152,242           $6,906,473           $6,697,932
              Broker Life                             3,812,841            3,664,072            3,447,440
              Preneed Life                            8,397,911            3,982,948            2,298,013
              Dental                                  7,988,620            7,892,356            7,105,627
              Other Health                            1,392,762            1,376,575            1,295,816
              ----------------------------- -------------------- -------------------- --------------------
              Total                                $ 28,744,376         $ 23,822,424         $ 20,844,828
              ----------------------------- -------------------- -------------------- --------------------

Home Service Life premium increased 3.6% during 2001 as the Company achieved its most favorable sales results since the late 1995 acquisition of this product line. The Company has continued to attract a number of successful, experienced Home Service agents without subsidizing inexperienced agents. In addition, the Company's program to automate and streamline agent field accounting continues to expand with favorable reaction among the agency force. During 2001 the Company also began a Home Service marketing joint venture in two southern states with a much larger property and casualty insurance carrier.

The 4.1% Broker Life premium increase during 2001 is primarily attributable to receiving a full year of premium on the NAIL business compared to receiving six months of additional premium during 2000. In addition, during the past two years, the Company experienced some softening in sales growth for simplified issue and graded benefit life policies.

The 111% increase in Preneed Life premium during 2001 and the 73% increase during 2000 resulted from intensified marketing efforts aimed at defining the Company as a committed participant in this market, successfully negotiating competitive third-party marketing agreements, implementing various product enhancements, and positive referrals from customers who comment favorably on the Company's organization and customer service.

The 1% growth in Dental premium during 2001 resulted from normal inflationary rate increases, partially offset by the loss of a large group case. The 11% increase during 2000 included inflationary increases and net new production. During 2001 new business production has become increasingly competitive as larger providers expand their marketing initiatives. However, the Company has historically maintained strong customer and agent loyalty by continuing to improve customer service, including sales and administrative support functions.

The Company has not been actively marketing Other Health coverages for several years. However, in response to agent requests, certain cancer and disability protection products have been updated and promoted. Pricing, underwriting, and claims experience on these products are closely monitored.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current market environment. This practice has historically resulted in equity securities comprising 10% to 20% of the Company's cash and invested assets, which tends to dampen current income yields in favor of an overall total return focus. Investment income yields were 5.6%, 4.9%, and 5.1% for 2001, 2000, and 1999, respectively. The 2001 yield increase resulted primarily from carrying significantly lower levels of equity securities and higher levels of fixed maturity investments. The 2000 yield decrease resulted primarily from higher short-term investment balances along with a temporary increase in real estate vacancy rates. Although the Company's total return on investments has generally been very favorable, returns for 2001 and 2000 were severely impacted by declines in the telecommunications and technology sectors, a general economic recession and the effect of terrorist events on the securities markets. As detailed below, net realized and unrealized investment losses totaled approximately $(10,200,000) for the two years ended December 31, 2001,while net realized and unrealized gains totaled approximately $14,200,000 for the two years ended December 31, 1999. The Company does not anticipate continued severe deterioration in the securities markets. At December 31, 2001, the Company's investment portfolios are positioned more conservatively compared to the prior two years, and they contain a net unrealized gain of $2,316,000. Below is an approximate calculation of investment income yields and total return rates for the four years ending December 31, 2001.

         Year Ended December 31,                         2001            2000            1999            1998
         ------------------------------------- --------------- --------------- --------------- ---------------
         Investment Income                         $6,274,143      $5,993,362      $5,885,312      $5,190,322

         Gains and Losses:
           Fixed Maturities:
              Realized gains (losses)             (1,260,092)       1,061,089         243,949         827,204
              Unrealized gains (losses)             2,303,205     (1,655,112)     (1,804,929)       1,158,586
         ------------------------------------- --------------- --------------- --------------- ---------------
              Net Fixed Maturities                  1,043,113       (594,023)     (1,560,980)       1,985,790

           Equity Securities:
              Realized gains (losses)             (7,123,269)         119,790       9,131,390       2,848,285
              Unrealized gains (losses)             2,160,985     (5,812,184)       2,238,293       (454,225)
         ------------------------------------- --------------- --------------- --------------- ---------------
              Net Equity Securities               (4,962,284)     (5,692,394)      11,369,683       2,394,060

         ------------------------------------- --------------- --------------- --------------- ---------------
         Total Gains and Losses                   (3,919,171)     (6,286,417)       9,808,703       4,379,850

         ------------------------------------- --------------- --------------- --------------- ---------------
         Total Return                              $2,354,972      $(293,055)    $ 15,694,015      $9,570,172
         ------------------------------------- --------------- --------------- --------------- ---------------

         Average Cash and Investments            $112,980,000    $121,810,000    $115,050,000     $98,436,000

         Yield - Income                                  5.6%          4.9 %             5.1%            5.3%
         Yield - Total Return                            2.1%          (0.2)%           13.6%            9.7%

Segment Earnings.

The 2001 loss before income tax and the cumulative effect of a change in accounting principle was $7,984,000 compared to income of $448,000 and $8,664,000 in 2000 and 1999, respectively. Pretax profit (loss) is shown below for the Company's five business segments, along with total realized investment gains and interest expense.

Year Ended December 31                                            2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------
   Home Service Life                                       $   382,723       $   200,479     $    312,703
   Broker Life                                                  74,960           299,777          150,317
   Preneed Life                                               (264,488)         (827,265)        (993,560)
   Dental                                                      256,385           331,206          436,587
   Other Health                                                 10,847            32,186          (64,524)
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Profit (Loss)                                       460,427            36,383         (158,477)
   Net realized investment gains (losses)                   (7,911,829)        1,180,879        9,375,339
   Interest expense                                            532,962           769,132          553,017
------------------------------------------------------ ----------------- ---------------- -----------------
   Income (Loss) before income tax and cumulative       $   (7,984,364)      $   448,130      $ 8,663,845
   effect of a change in accounting principle
------------------------------------------------------ ----------------- ---------------- -----------------

The 2001 increase in Home Service Life profit resulted primarily from continuing sales growth and improved mortality results, while the 2000 decline resulted primarily from the moderate business growth, offset by a slight increase in mortality. The 2001 Broker Life earnings decrease resulted primarily from increased mortality and expenses while the 2000 earnings increase resulted primarily from improved mortality on simplified issue and graded benefit life plans. The 2001 Preneed Life loss improved approximately $563,000 from the prior year while premium increased approximately 111%. This volume growth leverages the Company's fixed costs and has improved per-policy profitability. Additionally, the Company has revised certain product benefits and agent incentives to further improve profitability. The 2000 Preneed Life loss improvement was primarily attributable to improving mortality on business obtained in the 1998 United Acquisition and efficiencies associated with growing levels of new business. As indicated above, the Company has intensified marketing efforts in the Preneed segment and expects continued revenue growth and improving segment results along with increased statutory surplus strain associated with higher new business volumes. However, interest rate declines during 2001 and 2000 have adversely impacted the Company's investment income earnings on recent Preneed Life sales. Although the Company is optimistic about improving growth and profitability in this highly competitive market, if adverse profitability trends develop, several options are available. These options, including lowering discretionary annual benefit increases and adjusting premiums and commissions on new business, would likely adversely impact the Company's ability to compete for new business.

Information regarding Dental profitability is included below. The "contribution margin" shown below is a direct margin without allocable investment income and general expense.

Year Ended December 31                   2001            2000              1999
--------------------------- ----------------- --------------- -----------------
Premium                            $7,988,620      $7,892,356        $7,105,627

Claims and Reserves                $5,551,624      $5,369,742        $4,717,678

Contribution Margin                $1,465,017      $1,516,948        $1,432,204

Claim Ratio                              69.5%           68.0%             66.4%

The overall Dental contribution margin declined slightly during 2001 due to increased claim levels. The 2000 contribution margin increase resulted from an 11% increase in premium volume that more than offset the higher claim ratio. During 2001 the Company encountered more competition as additional insurers are expanding in the Dental market and Dental providers are continuing to provide higher levels of care to patients. The Company is continuing its ongoing efforts to maintain profitability in this line by reconfiguring products to provide adequate margins for the various dental procedures, utilizing a third-party company to provide expert assistance with ongoing adjudication of claims, and continuing its program of aggressive renewal underwriting and re-rating. The Company has not been actively marketing its Other Health products in recent years. However, the Company is closely monitoring recent sales activity increases for certain cancer and disability coverages. In addition, during 2001 the Company began implementing significant rate increases on certain older blocks of Other Health business.


Income Taxes. Historically, the Company has experienced a relatively low effective income tax rate, due primarily to the small life insurance company deduction. The effective rate was approximately 26% in 2001 and 1999. However, during 2000, the effective rate was substantially increased by state and local income taxes on the parent company's investment gains (which are not eligible for offset by Insurance Subsidiary investment losses), and the effect of an increased valuation allowance on deferred tax assets as discussed below.

The small life insurance company deduction allows the Life Insurance Subsidiaries to reduce their taxable income by 60% before computing its current provision for regular or alternative minimum tax. However, for purposes of computing deferred income tax liabilities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company is precluded from assuming the small life insurance company deduction will be available in the future. Accordingly, by disallowing this deduction, SFAS No. 109 significantly increases the deferred taxes on the Life Insurance Subsidiaries' temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax may actually be paid on these net liabilities (when realized) at a rate potentially as low as 17% (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 8 to the Consolidated Financial Statements. All deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities or by carryback to recapture prior years' taxes paid on operating income and capital gains. The deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Life Insurance Subsidiaries. Due to the impact of the small life insurance company deduction, the Life Insurance Subsidiaries record a valuation allowance to reduce deferred tax assets (associated with temporary differences) to their expected benefit rate of approximately 17%, rather than 34%. The Company's valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

Statutory Insurance Information. For insurance regulatory and rating purposes, the Insurance Subsidiaries report on the basis of statutory accounting principles ("SAP"). As described in Note 9 to the Consolidated Financial Statements, effective January 1, 2001 portions of SAP were revised by "Codification". In recent years, various state insurance departments and the NAIC have expressed concern, essentially about the "rate of return" earned by holders of small face amount life policies, potentially including Preneed policies. Although the Company does not believe calculating a simple "rate of return" or premium "pay-back" measure is meaningful for traditional life insurance products, certain state insurance regulators are considering actions that could alter the profitability of existing contracts or eliminate small face amount policies as a viable product offering. During 2001, A.M. Best Company ("Best") downgraded Citizens Security's rating to B- from B. United Liberty's rating has remained at B- by Best since it was acquired in 1998, and Citizens Insurance, due to its lack of insurance operations, is not rated.

Effective January 31, 2001, Citizens Financial contributed 100% of the capital stock of Citizens Insurance to Citizens Security. The statutory value of this contribution was $3,540,555. Citizens Security reports its investment in United Liberty and Citizens Insurance on the equity method of accounting, since their acquisition in 1998 and 2001, respectively. However, beginning in 2001, Codification changed the statutory equity method of accounting to preclude a parent insurer from recording as income, its share of undistributed subsidiary earnings. Accordingly, from 1998 through 2000, Citizens Security's net income includes the net earnings of United Liberty, $404,553, $234,853, and $289,489, in 1998, 1999, and 2000, respectively. For 2001, Citizens Security reported as income the $292,000 of dividend distributions which it received from United Liberty. At December 31, 2001, Citizens Security reported its investments in
United  Liberty  and  Citizens  Insurance  at their  statutory  equity  value of
$2,695,333 and $3,601,560, respectively. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income, net operating income, statutory capital and surplus, asset reserves, and capital ratios for Citizens Security for the five years ended December 31, 2001.

                                                            Net       Statutory           Asset
               Year Ended                   Net       Operating     Capital and       Valuation      Capital
              December 31         Income (Loss)          Income         Surplus       Reserves1       Ratio2
         ----------------------- --------------- --------------- --------------- --------------- ------------
                  2001              $(3,497,701)     $  361,863     $ 9,687,289      $  978,418        13.6%
                  2000              $ 1,868,575      $  715,250     $ 8,315,902      $1,589,735        13.7%
                  1999              $ 4,945,708      $  568,436     $12,942,331      $4,335,111        22.4%
                  1998              $ 3,662,188      $1,105,631     $11,227,528      $3,606,655        20.5%
                  1997              $ 1,708,884      $  762,357     $ 9,627,479      $2,753,064        18.2%
         ----------------------- --------------- --------------- --------------- --------------- ------------

         1 Asset Valuation Reserves are statutory  liabilities that act as contingency  reserves in the event of extraordinary losses on invested  assets and as a buffer for  policyholders' surplus to reduce the impact of realized and unrealized investment losses.  The 1998 through 2001 amounts also include United Liberty's reserves.
         2 Represents Statutory Capital and Surplus plus Asset Valuation Reserves divided by invested assets plus cash.

During 2001, statutory capital and surplus and asset reserves increased approximately, $760,000. This increase resulted primarily from the Citizens Insurance capital contribution noted above, plus $1,082,000 of unrealized gains offsetting the $3,498,000 net loss and a $572,000 increase in nonadmitted assets. During 2000, statutory capital and surplus and asset reserves decreased by approximately $7,413,000. This decrease resulted primarily from $1,869,000 of statutory net income offset by $7,875,000 of unrealized losses and a $1,200,000 redemption of Citizens Security's preferred capital stock. During 1999, statutory capital and surplus and asset reserves increased by approximately $2,443,000. This increase resulted primarily from $4,946,000 of statutory net income offset by a $1,200,000 redemption of preferred capital stock, and a $1,000,000 shareholder dividend paid. During 1998, statutory capital and surplus and asset reserves increased by approximately $2,454,000. This increase resulted primarily from $3,662,000 of statutory net income offset by a $1,500,000 redemption of preferred capital stock, along with unrealized investment gains. During 1997, statutory capital and surplus and asset reserves increased by approximately $1,808,000. This increase resulted primarily from $1,709,000 of statutory net income and $1,130,000 of unrealized investment gains, partially offset by a $1,050,000 redemption of preferred capital stock.

In addition to the statutory totals shown above, Citizens Insurance generated statutory net income of approximately $76,000, $93,000, and $21,000 during, 2001, 2000, and 1999, respectively.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first year premiums. Accordingly, a statutory loss (surplus strain) often occurs on these sales during the first policy year. Historically, the Company's level of life insurance sales has not significantly impacted statutory surplus. However, as Preneed Life sales increase, the Company anticipates that surplus strain will dampen statutory earnings.


CASH FLOW AND LIQUIDITY

During 2001, the Company generated approximately $6,394,000 of cash flow from operations, while using $467,000 in 2000, and generating $361,000 in 1999. The 2001 increase is principally attributable to growth of Preneed Life premium collections and refunding of Federal income tax deposits made during the prior year. The 2000 decrease is principally attributable to Federal income tax deposits required early in the year.

Cash used by investment activities during 2001 of $5,555,000 resulted primarily from investing additional Preneed Life premiums in fixed maturity securities. Cash provided by investment activities during 2000 of $4,488,000 resulted primarily from a reduction in equity portfolio positions and net cash received from acquisition of the NAIL business, partially offset by additional property and equipment expenditures, including a fractional aircraft ownership share. Cash provided by investment activities during 1999 of $11,200,000 resulted primarily from a decision to limit reinvestment activity near year-end, due to increased market volatility. Cash used by financing activities during 2001 includes net withdrawals of policyholder deposits totaling approximately $1,200,000, debt repayments of $904,000 and common stock repurchases of $396,000. The policyholder withdrawals are principally due to the Company's decision not to aggressively compete in crediting higher interest returns on such funds. However, net policyholder withdrawals decreased in 2001 compared to a total of $1,900,000 in 2000 and $1,400,000 in 1999. Cash from financing activities in 1999 also includes proceeds from a $2,500,000 bank borrowing associated with the Citizens Insurance Acquisition, net brokerage advance
repayments  of  $1,400,000,   and  common  stock  repurchases  of  approximately
$390,000.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in prices of equity securities and interest rates. Although the Company experienced negative total returns on its equity portfolio in 2001 and 2000, historically these returns have been very favorable and the Company has successfully managed the risk of equity security price fluctuations over many years. As described above, the Company does not anticipate that investment markets will continue to deteriorate at the rate encountered during 2001 and 2000. The Company and its investment advisory firm, SMC Advisors, Inc. devote significant attention to the equity markets and reposition the Company's portfolio upon detection of adverse risk trends associated with individual securities or overall markets. SMC Advisors, Inc. also manages market risks associated with investments in option securities, as described in Item 8, Note 3 of the Notes to Consolidated Financial Statements. The fair value of the Company's equity portfolio was approximately $8,117,000 and $12,578,000 at December 31, 2001 and 2000, respectively. Accordingly, a 10% decline in equity prices would have reduced the fair value of the Company's equity portfolio by $811,700 and $1,257,800 at December 31, 2001 and 2000, respectively.

Regarding interest rate risk, the value of the Company's fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. Management estimates that a 100 basis point increase in interest rates ("rate shock") would have decreased the fair value of its $77.5 million fixed maturity portfolio by approximately 2.8% or $2.2 million at December 31. 2001 and 2.8% or $2.0 million at December 31, 2000. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company's policy liabilities bear fixed rates. However, approximately 40% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Insurance Subsidiaries. The Company's cash flow testing
(described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company's fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. At December 31, 2001 cash and fixed-maturity investments with maturities of less than five years equaled more than 48% of total policy liabilities. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company's commercial bank debt is also subject to interest rate risk. The rate on this debt is variable and quarterly, the Company elects the lower of the prime lending rate or the one-month LIBOR rate plus 2.75%. At December 31, 2001, the rate on the Company's $7,095,834 of bank borrowings was 4.68%. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

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

The Life Insurance Subsidiaries' most recent cash flow testing, which was completed in February 2002, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-20 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of the Life Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Life Insurance Subsidiaries' business could negatively impact testing results and require the initiation of corrective measures.

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

The above discussion centers around asset management. Other possible corrective measures might involve liability realignment. The Company's marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company's current liquidity, current bond portfolio maturity distribution and cash flow from operations give it substantial resources to administer its existing business and fund growth generated by direct sales. However, due to securities losses incurred during 2001 and 2000, the Company has negotiated less stringent debt covenants. Although the Company anticipates being able to meet these covenants, further significant deterioration of the securities markets could jeopardize this situation. The Company expects to service debt and other expenses by:

|X|      Management fees charged to the Insurance Subsidiaries

|X| Redemption of Citizens Security preferred stock as necessary, with such redemption also requiring approval by the Kentucky Department of Insurance

|X| Dividends from the Insurance Subsidiaries, which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the Kentucky Department of Insurance


FORWARD-LOOKING INFORMATION

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

|X| regulatory changes or actions, including those relating to regulation of insurance products and insurance companies (see the State Insurance Regulation section of Item 1);
|X| ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
|X| general economic conditions and increasing competition which may affect the Company's ability to sell its products;
|X| the Company's ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
|X|      unanticipated adverse litigation outcomes (see Item 3); and
|X| changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.


       ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are described in the Cash Flow and Liquidity section of Item 7 - Management's Discussion and Analysis.

                          ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES



Financial Statements For Full Fiscal Years                                  Page

     Report of Independent Auditors...........................................26

     Consolidated Statements of Operations for the
     years ended December 31, 2001, 2000 and 1999.............................27

     Consolidated Statements of Financial Condition at
     December 31, 2001 and 2000...............................................28

     Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2001, 2000 and 1999.....................30

     Consolidated Statements of Cash Flows for the
     years ended December 31, 2001, 2000 and 1999.............................31

     Notes to Consolidated Financial Statements...............................32




Financial Statement Schedules

     Schedule    I  -  Summary of Investments - Other than Investments
                                  In Related Parties..........................47

     Schedule  II  -  Condensed Financial Information of Registrant...........48

     Schedule III  -  Supplementary Insurance Information.....................51

     Schedule IV  -  Reinsurance..............................................52





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

                         REPORT OF INDEPENDENT AUDITORS



The Shareholders and Board of Directors
Citizens Financial Corporation


We have audited the accompanying consolidated balance sheets of Citizens Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP

Louisville, Kentucky
March 25, 2002

                                            Citizens Financial Corporation and Subsidiaries
                                                 Consolidated Statements of Operations

Year Ended December 31                                             2001                 2000                 1999
---------------------------------------------------- -------------------- -------------------- --------------------
Revenues:
   Premiums and other considerations                       $ 29,969,756         $ 24,834,809         $ 21,897,264
   Premiums ceded                                            (1,225,380)          (1,012,385)          (1,052,436)
---------------------------------------------------- -------------------- -------------------- --------------------
      Net premiums earned                                    28,744,376           23,822,424           20,844,828
   Net investment income                                      6,274,143            5,993,362            5,885,312
   Net realized investment gains (losses)                    (7,911,829)           1,180,879            9,375,339
   Other income                                                 256,229              297,947              157,633
---------------------------------------------------- -------------------- -------------------- --------------------
Total Revenues                                               27,362,919           31,294,612           36,263,112

Policy Benefits and Expenses:
   Policyholder benefits                                     17,537,817           16,881,624           15,556,565
   Policyholder benefits ceded                               (1,129,446)          (1,074,788)          (1,013,424)
---------------------------------------------------- -------------------- -------------------- --------------------
      Net benefits                                           16,408,371           15,806,836           14,543,141
   Increase in net benefit reserves                           5,846,674            2,705,133            1,632,677
   Interest credited on policyholder deposits                   734,687              888,428              862,615
   Commissions                                                6,414,289            5,047,274            4,340,262
   General expenses                                           6,145,361            5,775,093            5,385,477
   Interest expense                                             532,962              769,132              553,017
   Policy acquisition costs deferred                         (3,177,040)          (1,832,617)          (1,376,309)
   Amortization expense:
      Deferred policy acquisition costs                       1,279,485              539,062              491,221
      Value of insurance acquired                               706,773              766,498              839,314
      Goodwill                                                   96,013               78,014               51,885
   Depreciation expense                                         359,708              303,629              275,967
---------------------------------------------------- -------------------- -------------------- --------------------
Total Policy Benefits and Expenses                           35,347,283           30,846,482           27,599,267
---------------------------------------------------- -------------------- -------------------- --------------------
Income (Loss) before income tax and cumulative               (7,984,364)             448,130            8,663,845
   effect of a change in accounting principle
Income Tax Expense (Benefit)                                 (2,090,000)             210,000            2,225,000
---------------------------------------------------- -------------------- -------------------- --------------------
Income (Loss) before cumulative effect of a                  (5,894,364)             238,130            6,438,845
   change in accounting principle
Cumulative effect - prior years (since January 1,
   1999) accounting for embedded options                       (311,211)                 ---                  ---
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                           $(6,205,575)       $     238,130        $   6,438,845
---------------------------------------------------- -------------------- -------------------- --------------------

Per Share Amounts:
Income (Loss) before cumulative effect of a
   change in accounting principle                                 $(3.39)              $ 0.14               $ 3.59
Cumulative effect - prior years (since January 1,
   1999) accounting for embedded options                           (0.18)                ---                  ---
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                                 $(3.57)              $ 0.14               $ 3.59
---------------------------------------------------- -------------------- -------------------- --------------------

See Notes to Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                            Consolidated Statements of Financial Condition



December 31
                                                                                         2001                2000
------------------------------------------------------------------------ -------------------- --------------------
ASSETS

Investments:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost of $75,872,277
      and $72,516,172 in 2001 and 2000, respectively)                         $  77,534,516        $  71,403,674
      Equity securities (cost of $7,055,402 and
      $13,677,303 in 2001 and 2000, respectively)                                 8,116,958           12,577,874
   Investment real estate                                                         3,438,345            3,506,386
   Mortgage loans on real estate                                                    156,000              156,000
   Policy loans                                                                   4,136,649            4,270,588
   Short-term investments                                                           652,192              610,379
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                                94,034,660           92,524,901





Cash and cash equivalents                                                        18,433,626           20,093,774
Accrued investment income                                                         1,390,550            1,328,491
Reinsurance recoverable                                                           2,755,680            2,686,747
Premiums receivable                                                                 215,520              212,089
Property and equipment                                                            2,862,727            2,959,744
Deferred policy acquisition costs                                                 8,579,423            6,511,948
Value of insurance acquired                                                       4,177,907            4,884,680
Goodwill                                                                            755,782              851,795
Federal income tax receivable                                                     2,854,933            1,364,502
Deferred federal income tax                                                             ---            1,711,661
Other assets                                                                        536,275              407,674
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 136,597,083        $ 135,538,006
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                            Consolidated Statements of Financial Condition



December 31
                                                                                         2001                2000
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES

Policy liabilities:
   Future policy benefits                                                     $  89,337,560        $  83,403,780
   Policyholder deposits                                                         15,917,731           16,381,247
   Policy and contract claims                                                     1,442,356            1,816,947
   Unearned premiums                                                                252,730              217,670
   Other                                                                            289,400              203,600
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        107,239,777          102,023,244

Notes payable                                                                     7,095,834            8,000,000
Accrued expenses and other liabilities                                            1,748,753            2,240,653
Deferred federal income tax                                                         510,236                  ---
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               116,594,600          112,263,897



COMMITMENTS AND CONTINGENCIES



SHAREHOLDERS' EQUITY

   Common stock, 6,000,000 shares authorized;
      1,716,815 and 1,758,215 shares issued and
      outstanding in 2001 and 2000, respectively                                  1,716,815            1,758,215
   Additional paid-in capital                                                     7,285,938            7,640,988
   Accumulated other comprehensive income (loss)                                  1,757,105           (1,573,294)
   Retained earnings                                                              9,242,625           15,448,200
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       20,002,483           23,274,109
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 136,597,083        $ 135,538,006
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                            Consolidated Statements of Shareholders' Equity



                                                                        Accumulated
                                                        Additional         Other                         Comprehensive
                                          Common         Paid-in       Comprehensive   Retained          Income (Loss)
                                          Stock          Capital       Income (Loss)   Earnings              Total
----------------------------------- ----------------- --------------- -------------- -------------       --------------

Balance at January 1, 1999                1,802,615     8,091,825        3,079,616     8,771,225

   Net Income                                                                          6,438,845           $ 6,438,845

   Net unrealized appreciation of                                          243,355                             243,355
     available for sale securities
                                                                                                         --------------
   Comprehensive income                                                                                    $ 6,682,200
                                                                                                         ==============
   Common stock repurchases                 (35,400)     (355,624)

----------------------------------- ----------------- --------------- -------------- -------------
Balance at December 31, 1999             $ 1,767,215  $ 7,736,201      $ 3,322,971   $ 15,210,070
   Net Income                                                                             238,130         $    238,130

   Net unrealized depreciation of                                       (4,896,265)                         (4,896,265)
     available for sale securities
                                                                                                         --------------
   Comprehensive loss                                                                                     $ (4,658,135)
                                                                                                         ==============
   Common stock repurchases                   (9,000)     (95,213)

----------------------------------- ----------------- --------------- -------------- -------------
Balance at December 31, 2000              $1,758,215  $ 7,640,988      $(1,573,294)  $ 15,448,200

   Net Loss before cumulative
     effect of a change in                                                             (5,894,364)        $ (5,894,364)
     accounting principle

   Cumulative effect - prior years
      accounting for embedded                                              311,211       (311,211)                 ---
      options

   Net unrealized appreciation of                                        3,019,188                           3,019,188
     available for sale securities
                                                                                                         --------------
   Comprehensive loss                                                                                     $(2,875,176)
                                                                                                         ==============
   Common stock repurchases                  (41,400)    (355,050)

----------------------------------- ----------------- ---------------- -------------- -------------
Balance at December 31, 2001              $1,716,815   $7,285,938       $1,757,105     $ 9,242,625
=================================== ================= ================ ============== =============

See Notes to Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                                 Consolidated Statements of Cash Flows

Year Ended December 31                                                  2001                 2000                1999
---------------------------------------------------------- --------------------- ------------------- ------------------

Cash Flows from Operations:
Net income (loss)                                              $ (6,205,575)         $    238,130         $ 6,438,845
Adjustments reconciling to cash from operations:
   Increase in benefit reserves                                   5,979,218             1,810,331           1,806,387
   Increase (decrease) in claim liabilities                        (374,591)              305,543             196,571
   (Increase) decrease in reinsurance recoverable                   (68,933)              920,602            (142,987)
   Interest credited on policyholder deposits                       734,687               888,428             862,615
   Provision for amortization and depreciation,
      net of deferrals                                             (735,061)             (145,414)            308,403
   Amortization of premium and accretion
      of discount on securities purchased, net                     (138,180)               54,094             147,566
   Net realized investment (gains) losses                         7,911,829            (1,180,879)         (9,375,339)
   (Increase) decrease in accrued investment income                 (62,060)             (183,044)             79,307
   Change in other assets and liabilities                          (391,533)             (434,302)            325,992
   Deferred income tax expense (benefit)                            923,000            (1,545,000)            550,000
   Increase in federal income taxes receivable                   (1,490,431)           (1,195,000)           (836,515)
   Cumulative effect - change in accounting principle               311,211                   ---                 ---
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash provided by (used in) Operations                         6,393,581              (466,511)            360,845

Cash Flows from Investment Activities:
Securities available-for-sale:
   Purchases - fixed maturities                                 (18,440,196)          (14,302,398)         (7,956,333)
   Purchases - equity securities                                (13,909,021)          (77,517,925)        (73,590,880)
   Sales - fixed maturities                                      13,210,562            14,362,095          16,523,864
   Sales - equity securities                                     13,829,235            81,928,028          79,476,540
Investment management and brokerage account fees                   (177,786)             (680,654)           (292,195)
Short-term investments sold (acquired), net                         (41,813)              (29,954)            572,192
Additions to real estate                                           (154,262)             (139,232)           (204,216)
Additions to property and equipment, net                            (40,392)           (1,065,533)           (197,603)
Net cash received (paid) for insurance business and
   subsidiary acquisitions                                              ---             1,976,855          (3,117,832)
Other investing activities, net                                     168,763               (43,476)              2,349
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash provided by (used in) Investment Activities             (5,554,910)            4,487,806          11,215,886

Cash Flows from Financing Activities:
Policyholder deposits                                             1,006,892               866,778             705,985
Policyholder withdrawals                                         (2,205,095)           (2,785,603)         (2,080,766)
Payments on notes payable - bank                                   (904,166)             (500,000)           (510,000)
Repurchase of common stock                                         (396,450)             (104,213)           (391,024)
Repayment of brokerage advances                                         ---              (100,884)         (1,406,524)
Proceeds from bank borrowings                                           ---                   ---           2,500,000
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash used in Financing Activities                            (2,498,819)           (2,623,922)         (1,182,329)

---------------------------------------------------------- --------------------- ------------------- ------------------
Net Increase (Decrease) in Cash and Cash Equivalents             (1,660,148)            1,397,373          10,394,402
Cash and Cash Equivalents at Beginning of Period                 20,093,774            18,696,401           8,301,999
---------------------------------------------------------- --------------------- ------------------- ------------------
Cash and Cash Equivalents at End of Period                     $ 18,433,626          $ 20,093,774        $ 18,696,401
---------------------------------------------------------- --------------------- ------------------- ------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation. The accompanying consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly owned subsidiaries: Citizens Security Life Insurance Company ("Citizens Security"), United Liberty Life Insurance Company ("United Liberty"), Citizens Insurance Company ("Citizens Insurance"), and Corporate Realty Service, Inc. ("Corporate Realty"). These entities are collectively hereinafter referred to as the "Company". United Liberty, and (effective January 31, 2001) Citizens Insurance, are also wholly owned subsidiaries of Citizens Security. All significant intercompany accounts and transactions are eliminated in consolidation. Certain balances in prior years have been reclassified to conform to current year classifications.

Nature of Operations. The Company engages primarily in the business of life insurance, annuities and accident and health insurance through Citizens Security and United Liberty ("the Life Insurance Subsidiaries"). The Life Insurance Subsidiaries offer life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents. Citizens Insurance was acquired during 1999 (see Note 2) and is licensed as a property and casualty insurer in four states. The Company is planning to offer home service fire and casualty insurance coverage; however, Citizens Insurance currently has no business inforce. Corporate Realty manages the Company's real estate along with two other properties affiliated with the Company's Chairman.

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

The Life Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 3,000 sales representatives. Many of these agents also represent other insurance carriers. Approximately 450 of the agents specialize in the home service market while approximately 500 are preneed representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.


Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments. The Company classifies fixed maturities and equity securities as "available-for-sale". Available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable deferred taxes and adjustments to related deferred policy acquisition costs. Mark-to-market accounting is used for equity options embedded in convertible bonds and all other derivatives. Changes in the fair value of derivatives are reported currently as realized gains or losses.

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

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 2001 was $2,333,330 ($1,977,438 at December 31, 2000).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 10 to 20 years using the straight-line method. At December 31, 2001, accumulated amortization was $412,861 ($316,848 at December 31, 2000).

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 2001, accumulated amortization was $5,118,467 ($4,411,694 at December 31, 2000).

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

Participating insurance business constituted approximately 6% of ordinary life insurance inforce at December 31, 2001, 2000, and 1999, and 4%, 4%, and 5% of annualized ordinary life premium inforce at December 31, 2001, 2000, and 1999, respectively. Participating dividends are determined at the discretion of the Board of Directors.

Reserves on insurance policies acquired by purchase are based on assumptions considered appropriate as of the date of purchase. Assumed investment yields for such acquired policies range from 6.6% to 9.0%.

Premiums, Benefits and Expenses. Premiums for traditional individual life (including Preneed life) and accident and health policies are reported as earned when due. Benefit claims (including an estimated provision for claims incurred but not reported), benefit reserve changes and expenses (except those deferred) are charged to expense as incurred. Deferred policy acquisition costs related to traditional life and accident and health policies are charged to expense over the life of the policy using methods and assumptions consistent with those used in estimating liabilities for future policy benefits. In determining whether a premium deficiency exists on short-duration policies, management does not give consideration to investment income.

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

On October 14, 1999, the Company acquired 100% of the stock of Citizens Insurance (formerly Kentucky Insurance Company) from an unaffiliated insurance holding company (the "Citizens Insurance Acquisition"). Citizens Insurance is licensed as a property and casualty insurance company in four states and has approximately $3.6 million of statutory capital and surplus; however, it currently has no insurance operations. The aggregate purchase price for the Citizens Insurance Acquisition was approximately $3,550,000 (including net costs associated with the acquisition of approximately $50,000). The acquisition was financed with available internal funds and $2,500,000 of additional bank borrowings. The acquisition was accounted for as a purchase and Citizens Insurance results of operations are included in the consolidated statements since its date of acquisition.


Note 3--INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other than temporary.

                                              Amortized    Unrealized           Gross            Fair Value
December 31, 2001                                Cost      Gains                Losses        (Carrying Value)
---------------------------------------- ----------------- ---------------------------------- ----------------
Fixed Maturities:
   U.S. Government obligations             $  26,038,744      $    637,535     $     95,265     $  26,581,014
   Corporate securities                       47,435,636         1,341,524          366,107        48,411,053
   Mortgage-backed securities                  2,397,897           144,637               85         2,542,449
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Total                                       $ 75,872,277       $ 2,123,696        $ 461,457      $ 77,534,516
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Equity Securities                          $   7,055,402       $ 1,243,333       $  181,777     $   8,116,958
---------------------------------------- ----------------- ---------------- ----------------- ----------------


December 31, 2000
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Fixed Maturities:
   U.S. Government obligations             $  10,951,802      $    224,631    $       4,976     $  11,171,457
   Corporate securities                       57,984,195           389,866        1,834,171        56,539,890
   Mortgage-backed securities                  3,580,175           119,075            6,923         3,692,327
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Total                                       $ 72,516,172      $    733,572      $ 1,846,070      $ 71,403,674
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Equity Securities                            $ 13,677,303     $    832,565      $ 1,931,994      $ 12,577,874
---------------------------------------- ----------------- ---------------- ----------------- ----------------

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, at December 31, 2001, 2000 and 1999, and the amount of net realized investment gain or loss included in net income for the respective years then ended are shown below. The 2001 change in net unrealized appreciation for fixed maturities shown below is after recognizing the January 1, 2001 pretax transition adjustment of approximately $471,532, as described in Note 17.

Year Ended December 31                                            2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------
Fixed maturities:
   Change in net unrealized appreciation                    $2,303,205       $(1,655,112)     $(1,804,929)
   Net realized gain (loss)                                $(1,260,092)      $ 1,061,089     $    243,949
Equity securities:
   Change in net unrealized appreciation                    $2,160,985       $(5,812,184)     $ 2,238,293
   Net realized gain                                       $(6,651,737)     $    119,790      $ 9,131,390

The amortized cost and fair value of investments in fixed maturities at December 31, 2001, by contractual maturity are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.


December 31, 2001                                        Amortized Cost        Fair Value
------------------------------------------------------ -------------------- --------------------
Due in one year or less                                  $12,641,634          $12,876,214

Due after one year through five years                     40,696,578           42,020,968

Due after five years through ten years                    11,880,472           11,874,468

Due after ten years                                        8,255,696            8,220,417
------------------------------------------------------ -------------------- --------------------
Subtotal                                                  73,474,380           74,992,067

Mortgage-backed securities                                 2,397,897            2,542,449
------------------------------------------------------ -------------------- --------------------

Total                                                    $75,872,277          $77,534,516
------------------------------------------------------ -------------------- --------------------

Gross  gains of  $463,679,  $2,268,554,  and  $1,260,650  and  gross  losses  of
$1,778,519,   $1,127,299,   and   $969,136   were   realized   on  the  sale  of
available-for-sale fixed maturities during 2001, 2000, and 1999, respectively. Included in gross realized losses during 2001, 2000, and 1999 are net adjustments to the carrying value of available-for-sale fixed maturities of $739,000, $912,000, and $55,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been increased (decreased) by $63,492, $(80,166), and $(20,021) in 2001, 2000, and 1999 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $8,744 and $27,544 in 2001 and 1999 respectively, for incentive fees earned by the portfolio manager.

Gross gains of  $1,378,585,  $16,764,844,  and  $16,414,949  and gross losses of
$8,245,943,   $16,740,314,   and  $6,350,927,  were  realized  on  the  sale  of
available-for-sale equity securities during 2001, 2000 and 1999. Included in gross realized losses during 2001, 2000, and 1999 are adjustments to the carrying value of available-for-sale equity securities of $1,533,000, $5,733,000, and $1,017,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been increased (decreased) by $252,534, $302,629, and $(229,861) in 2001, 2000, and 1999 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $36,913, $207,369, and $702,771 in 2001, 2000, and 1999, respectively, for incentive and management fees earned by the portfolio manager and costs associated with operating a brokerage margin account. Under terms of this brokerage margin account, Morgan Stanley & Company, Inc. permits 50% of the value of securities held in the account to be purchased on margin. At December 31, 1999, margin advances of $100,884 were outstanding and included in the financial statements with accrued expenses and other liabilities.

Net unrealized appreciation (depreciation) of available-for-sale securities is summarized as follows:

December 31                                                                2001                2000
------------------------------------------------------------- ------------------- ------------------
Net appreciation (depreciation) on available-for-sale:
   Fixed maturities                                                  $1,662,239         $(1,112,498)
   Equity securities                                                  1,061,556          (1,099,429)
Adjustment of deferred policy acquisition costs                         (61,515)             84,590
Deferred income taxes                                                  (905,175)            554,043
------------------------------------------------------------- ------------------- ------------------
Net unrealized appreciation (depreciation)                           $1,757,105         $(1,573,294)
------------------------------------------------------------- ------------------- ------------------

Investment management services are provided by a firm affiliated with certain board members and shareholders of the Company - see Note 16 - Related Party Transactions.

Major categories of investment income are summarized as follows:

Year Ended December 31                              2001              2000             1999
---------------------------------------- ----------------- ---------------- -----------------
Fixed maturities                              $4,785,712        $4,410,640       $4,655,498
Equity securities                                284,922           397,552          523,520
Investment real estate                           239,762           107,969          245,260
Mortgage loans on real estate                     14,033            14,887           15,406
Policy loans                                     258,135           239,199          233,844
Short-term investments and other               1,014,971         1,138,318          454,102
---------------------------------------- ----------------- ---------------- -----------------
Subtotal                                       6,597,535         6,308,565        6,127,630
Investment expense                              (323,392)         (315,203)        (242,318)
---------------------------------------- ----------------- ---------------- -----------------
Net investment income                         $6,274,143        $5,993,362       $5,885,312
---------------------------------------- ----------------- ---------------- -----------------

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The following are the only investments (other than the U.S. Governments) comprising more than ten percent of shareholders' equity at December 31, 2001: Clear Channel Communications ($3,153,875), Ford Motor Credit ($2,168,504) and Preferred Term Securities III, Ltd. ($1,988,311). At December 31, 2001, the Company had no investments which had not been income producing for a period of at least twelve months prior to year-end.

The following table is a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying statements of shareholders' equity.

                                                Pretax                Tax               Net-of-Tax
Year Ended                                      Amount              Expense               Amount
---------------------------------------- -------------------- -------------------- --------------------

December 31, 2001:
   Unrealized loss                             $(3,593,744)         $(1,391,125)         $(2,202,619)
   Less: Reclassification adjustment
       for losses realized in net income        (7,911,829)          (2,690,022)          (5,221,807)
---------------------------------------- -------------------- -------------------- --------------------
   Change in net unrealized gain                $4,318,085           $1,298,897           $3,019,188
======================================== ==================== ==================== ====================


December 31, 2000:
   Unrealized loss                             $(5,981,261)         $(1,864,376)         $(4,116,885)
   Less: Reclassification adjustment
       for gains realized in net income          1,180,879              401,499              779,380
---------------------------------------- -------------------- -------------------- --------------------
   Change in net unrealized loss               $(7,162,140)         $(2,265,875)         $(4,896,265)
======================================== ==================== ==================== ====================

As an income generation strategy, the Company takes certain option positions, generally on equity securities or related market indices and on equity options embedded in convertible bonds. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 2001, option purchases totaled approximately $2,605,000 and related net realized gains totaled approximately $971,410, along with the SFAS No. 133 transition adjustment described in Note
17. At December 31, 2001 net option positions outstanding had a market value of $254,000 with an associated realized loss recorded of $203,000. Approximately $90,000 of these positions contain market risk of loss beyond the recorded value.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $52,020,396, at December 31, 2001, placed on deposit at various financial institutions which are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land in which it currently resides. At December 31, 2001 and 2000, the Company occupied approximately 29% of the building with the remaining space leased or available for lease to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portion is reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 2001 and 2000 on the investment real estate portion of the building was $1,041,432 and $950,962, respectively.

The Company leases office space to third-party tenants under noncancellable lease agreements. Future minimum rental income is $622,000, $473,000, $341,000, $202,000 and $43,000 for years 2002 through 2006, respectively.


Note 4--VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. Balances outstanding relate primarily to the purchase of United Liberty and two additional companies which have been merged into Citizens Security (Integrity National Life Insurance Company and Old South Life Insurance Company) along with the NAIL total of $355,360 added during 2000. An analysis of the value of insurance acquired for the years ended December 31, 2001, 2000 and 1999 is as follows:

Year Ended December 31                              2001              2000             1999
---------------------------------------- ----------------- ---------------- -----------------
Balance at beginning of year                  $4,884,680        $5,295,818       $6,135,132
Business acquired                                    ---           355,360              ---
Accretion of interest                            296,964           312,002          378,996
Amortization                                  (1,003,737)       (1,078,500)      (1,218,310)
---------------------------------------- ----------------- ---------------- -----------------
Balance at end of year                        $4,177,907        $4,884,680       $5,295,818
---------------------------------------- ----------------- ---------------- -----------------

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 2002 - $557,000; 2003 - $480,000; 2004 - $423,000; 2005 - $382,000, and 2006 - $338,000.

Note 5--LIABILITY FOR ACCIDENT AND HEALTH UNPAID CLAIMS AND INCURRED, BUT NOT REPORTED CLAIMS PORTION OF RESERVES

Activity in the accident and health liability portion of policy and contract claims ($415,601 and $414,454 at December 31, 2001 and 2000, respectively) and the incurred but not reported portion of accident and health reserves ($1,141,089 and $1,188,515 at December 31, 2001 and 2000, respectively) is summarized as follows:

Year Ended December 31                                                  2001               2000
---------------------------------------------------------- ------------------ ------------------
Balance at January 1                                              $1,602,969         $2,714,292
   Less: reinsurance recoverable                                     601,725          1,720,047
---------------------------------------------------------- ------------------ ------------------
Net balance at January 1                                           1,001,244            994,245
Total incurred - current year                                      6,385,452          6,151,422
Paid related to:
   Current year                                                    5,981,009          5,450,648
   Prior years                                                       592,340            693,776
---------------------------------------------------------- ------------------ ------------------
Total paid                                                         6,573,349          6,144,424
---------------------------------------------------------- ------------------ ------------------
Net balance at December 31                                           813,347          1,001,243
   Plus: reinsurance recoverable                                     743,343            601,726
---------------------------------------------------------- ------------------ ------------------
Balance at December 31                                            $1,556,690         $1,602,969
---------------------------------------------------------- ------------------ ------------------


Note 6--DEBT

Long term debt consists of the following:

December 31                                                                2001                2000
------------------------------------------------------------- ------------------- ------------------
Commercial bank notes, prime, due 2007                               $7,095,834          $8,000,000
Less: Current Portion                                                (1,316,667)           (904,167)
------------------------------------------------------------- ------------------- ------------------
Long Term Portion                                                    $5,779,167          $7,095,833
------------------------------------------------------------- ------------------- ------------------

The Company's outstanding borrowings relate primarily to various insurance company acquisitions. On October 14, 1999, the Company borrowed $2,500,000 in conjunction with the Citizens Insurance Acquisition and on May 12, 1998 borrowed $3,400,000 in conjunction with the United Acquisition. Interest is payable quarterly at the lower of the bank's prime lending rate or the one month LIBOR rate plus 2.75%. Principal installments are due as follows: 2002 through 2004 - $1,316,666; 2005 and 2006 - $1,416,666; and 2007 - $312,503. The Company has
pledged  the  issued and  outstanding  common and  preferred  stock of  Citizens
Security as collateral for the commercial bank notes. The bank notes also contain covenants regarding asset acquisitions, shareholder dividends and maintenance of certain earnings ratios. Due to losses incurred during 2001, the Company did not meet covenants relating to a particular earnings ratio and a specified capital amount. Accordingly, in a letter dated March 25, 2002, the lender agreed to waive its right to call the debt as a result of these violations through December 31, 2001. In addition, effective January 1, 2002 the bank has revised the financial covenants governing the debt. Based on these revised terms, the Company believes it is probable that violations will not recur.

Cash paid for interest on debt was $635,594, $771,095 and $595,939 during 2001, 2000 and 1999, respectively; including $21,447 and $84,491 in 2000 and 1999, respectively, related to brokerage account borrowings.

Note 7--EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings (losses) per share. No dividends were paid or accrued for 2001, 2000, or 1999.

  Year Ended December 31                                                        2001            2000             1999
  ------------------------------------------------------------------ ---------------- ---------------- ---------------
  Numerators:
      Income (Loss) before cumulative effect of a change in             $(5,894,364)         $238,130      $6,438,845
        accounting principle
      Cumulative effect of a change in accounting principle                (311,211)              ---             ---
  ------------------------------------------------------------------ ---------------- ---------------- ---------------
      Net Income (Loss)                                                 $(6,205,575)         $238,130      $6,438,845
  ------------------------------------------------------------------ ---------------- ---------------- ---------------

  Denominator:
     Weighted average common shares                                        1,740,360        1,761,882       1,793,554

  Earnings (Loss) Per Share:
      Income (Loss) before cumulative effect of a change in                  $(3.39)            $0.14           $3.59
        accounting principle
      Cumulative effect of a change in accounting principle                  $(0.18)              ---             ---
  ------------------------------------------------------------------ ---------------- ---------------- ---------------
      Net Income (Loss)                                                      $(3.57)            $0.14           $3.59
  ------------------------------------------------------------------ ---------------- ---------------- ---------------


Note 8--INCOME TAXES

Income taxes consist of the following:

Year Ended December 31                              2001              2000             1999
---------------------------------------- ----------------- ---------------- -----------------
Current tax expense (benefit)                $(3,013,000)       $1,755,000       $1,675,000
Deferred tax expense (benefit)                   923,000        (1,545,000)         550,000
---------------------------------------- ----------------- ---------------- -----------------
Income tax expense (benefit)                 $(2,090,000)       $  210,000       $2,225,000
---------------------------------------- ----------------- ---------------- -----------------

Tax expense includes a current state and local income tax provision (benefit) of $(230,000), $350,000, and $225,000 in 2001, 2000, and 1999, respectively.
Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

December 31                                                                2001                2000
------------------------------------------------------------- ------------------- ------------------
Deferred Tax Liabilities:
   Value of insurance acquired                                      $ 1,420,488         $ 1,660,791
   Deferred policy acquisition costs                                  1,487,291             639,946
   Net unrealized gains on available-for-sale securities                905,175                 ---
   Other                                                                550,565             506,113
------------------------------------------------------------- ------------------- ------------------
     Total deferred tax liabilities                                   4,363,519           2,806,850

Deferred Tax Assets:
   Policy and contract reserves                                       2,676,602           2,254,166
   Fixed maturities and equity securities                             1,161,536           2,270,748
   Real estate                                                          548,668             548,668
   Alternative minimum tax credit carryforwards                         196,761                 ---
   Net operating loss carryforwards                                      82,420                 ---
   Net unrealized losses on available-for-sale securities                   ---             554,043
   Other                                                                248,035             309,994
------------------------------------------------------------- ------------------- ------------------
     Total deferred tax assets                                        4,914,022           5,937,619
     Valuation allowance for deferred tax assets                     (1,060,739)         (1,419,108)
------------------------------------------------------------- ------------------- ------------------
     Net deferred tax assets                                          3,853,283           4,518,511

------------------------------------------------------------- ------------------- ------------------
Net deferred tax assets (liabilities)                               $  (510,236)        $ 1,711,661
------------------------------------------------------------- ------------------- ------------------

The following is a reconciliation of income tax expense at the federal statutory rate, to the tax at the Company's effective income tax rate:

December 31                                   2001            2000            1999
------------------------------------ -------------- --------------- ---------------
Tax at the statutory rate             $ (2,714,700)    $   152,400     $ 2,945,700
Change in valuation allowance             (358,500)        585,800        (490,400)
Small life deduction                     1,141,100        (276,300)       (511,900)
State and local income tax                (165,200)        233,600         273,500
Surtax exemption and other                  24,000        (446,100)         83,800
Dividend exclusion                         (16,700)        (39,400)        (75,700)
------------------------------------ -------------- --------------- ---------------
Tax at the effective rate             $ (2,090,000)    $   210,000     $ 2,225,000
------------------------------------ -------------- --------------- ---------------

Income taxes paid (refunded) in 2001, 2000 and 1999 were $(1,293,000), $3,100,000, and $2,459,000, respectively. The Company utilized $236,000 of net operating loss carryforwards in 1999 and has $240,000 of net operating loss carryforwards which expire in 2016. The change in the valuation allowance is due principally to the limitation in the recovery of prior year taxes at the full statutory rate.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders' surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders' surplus would be subject to income tax. At December 31, 2001,

Citizens Security could have paid additional dividends of approximately $12,000,000 before paying tax on any part of its policyholders' surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 2001.


Note 9--STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS' EQUITY

The Insurance Subsidiaries are domiciled in Kentucky and prepare their statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky Department of Insurance ("KDI"). "Prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. Effective January 1, 2001, the NAIC revised its Accounting Practices and Procedures Manual in a process referred to as Codification. The KDI has adopted the revised manual, which has changed, to some extent, prescribed statutory accounting practices which the Insurance Subsidiaries use to prepare their statutory-basis financial statements. The primary statutory changes affecting the Insurance Subsidiaries are, establishment of deferred income taxes, recognizing as realized losses securities impairments considered other than temporary, recording an allocable share of the Company's accrued employee benefit obligations, and revision of the statutory equity method of accounting which now precludes a parent insurer from recording as income, its share of undistributed subsidiary earnings. Effective January 1, 2001, the Insurance Subsidiaries recorded a net deferred tax benefit from Codification of $1,750,000, partially offset by approximately $228,000 of accrued employee benefit obligations.

Statutory-basis net income and capital and surplus for the Company's combined insurance operations, for the three years ended December 31, 2001 are shown below. These amounts are combined totals for Citizens Security, United Liberty, and Citizens Insurance, with adjustments to eliminate intercompany holdings and activity.

Year Ended December 31                 2001              2000             1999
--------------------------- ----------------- ---------------- -----------------
Net Income (Loss)             $  (3,762,603)     $  1,961,792     $  4,966,948
Capital and Surplus           $   9,687,289      $ 11,694,494     $ 16,227,706

Principal differences between SAP and GAAP include: a) costs of acquiring new policies are generally deferred and amortized for GAAP; b) value of insurance inforce acquired is established as an asset for GAAP; c) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP; d) the change in SAP deferred income taxes associated with timing differences is recorded directly to equity rather than as a component of net income as required for GAAP; e) assets and liabilities of acquired companies are adjusted to their fair values at acquisition with the excess purchase price over such fair values recorded as goodwill under GAAP; f) available-for-sale fixed maturity investments are reported at fair value with unrealized gain and losses reported as a separate component of shareholders' equity for GAAP; and g) statutory asset valuation reserves and interest maintenance reserves are not required for GAAP.

Statutory restrictions limit the amount of dividends which the insurance companies may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 2001, the Company contributed the stock of Citizens Insurance and $150,000 to Citizens Security. The statutory value of the contributed Citizens Insurance stock was $3,540,555. Citizens
Security contributed the $150,000 received from the Company to Citizens Insurance. During both 2000 and 1999, with appropriate prior regulatory approval, Citizens Security redeemed $1,200,000 of its outstanding preferred stock from the Company. In addition, during 1999, with appropriate regulatory approval, Citizens Security paid a dividend of $1,000,000 to the Company. During 2001 and 2000, United Liberty paid dividends to Citizens Security of $292,000 and $200,000, respectively. The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for insurance companies domiciled in Kentucky. The KDI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its required authorized control level RBC, as defined by the

NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Based on RBC computations as of December 31, 2001, the Insurance Subsidiaries each have statutory capital which is well in excess minimum regulatory requirements.


Note 10--SEGMENT INFORMATION

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

Segment information as of December 31, 2001, 2000 and 1999, and for the years then ended is as follows:

Year Ended December 31                                            2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------

Revenue:
   Home Service Life                                     $   9,290,120     $   9,036,005    $   8,745,144
   Broker Life                                               6,497,286         6,328,884        6,003,025
   Preneed Life                                              9,974,405         5,345,930        3,614,758
   Dental                                                    8,025,375         7,933,598        7,141,409
   Other Health                                              1,487,562         1,469,316        1,383,437
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                           35,274,748        30,113,733       26,887,773
   Net realized investment gains (losses)                   (7,911,829)        1,180,879        9,375,339
------------------------------------------------------ ----------------- ---------------- -----------------
   Total Revenue                                         $  27,362,919     $  31,294,612    $  36,263,112
------------------------------------------------------ ----------------- ---------------- -----------------

Below are the net investment income amounts which are included in the revenue totals above.

Year Ended December 31                                            2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------

Net Investment Income:
   Home Service Life                                     $   2,053,995     $   2,028,680    $   1,993,810
   Broker Life                                               2,579,117         2,538,610        2,488,921
   Preneed Life                                              1,514,638         1,298,434        1,282,397
   Dental                                                       35,312            39,289           34,848
   Other Health                                                 91,081            88,349           85,336
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                        $   6,274,143     $   5,993,362    $   5,885,312
------------------------------------------------------ ----------------- ---------------- -----------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, determined in accordance with the accounting policies described in Note 1, except net realized investment gains and interest expense are excluded. A significant portion of the Company's realized investment gains and losses are generated from investments in equity securities.

Year Ended December 31                                            2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------

Segment Profit (Loss):
   Home Service Life                                      $    382,723        $  200,479    $     312,703
   Broker Life                                                  74,960           299,777          150,317
   Preneed Life                                               (264,488)         (827,265)        (993,560)
   Dental                                                      256,385           331,206          436,587
   Other Health                                                 10,847            32,186          (64,524)
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                              460,427            36,383         (158,477)
   Net realized investment gains (losses)                   (7,911,829)        1,180,879        9,375,339
   Interest expense                                            532,962           769,132          553,017
------------------------------------------------------ ----------------- ---------------- -----------------
   Income (Loss) before income tax and cumulative         $ (7,984,364)       $  448,130    $   8,663,845
   effect of a change in accounting principle
------------------------------------------------------ ----------------- ---------------- -----------------

Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

Year Ended December 31                                            2001              2000             1998
------------------------------------------------------ ----------------- ---------------- -----------------

Depreciation and Amortization:
   Home Service Life                                       $   873,529       $   723,255      $   583,456
   Broker Life                                                 678,446           506,016          601,640
   Preneed Life                                                779,199           350,758          381,354
   Dental                                                       68,866            61,286           50,276
   Other Health                                                 41,939            45,888           41,661
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                          $ 2,441,979       $ 1,687,203      $ 1,658,387
------------------------------------------------------ ----------------- ---------------- -----------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

December 31                                                       2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------

Assets:
   Home Service Life                                      $ 44,818,038      $ 45,577,255     $ 47,347,032
   Broker Life                                              54,954,194        57,721,008       57,958,271
   Preneed Life                                             34,138,535        29,421,677       29,754,353
   Dental                                                      726,728           799,496          913,939
   Other Health                                              1,959,588         2,018,570        2,006,435
------------------------------------------------------ ----------------- ---------------- -----------------
   Total Assets                                           $136,597,083      $135,538,006     $137,980,030
------------------------------------------------------ ----------------- ---------------- -----------------

Note 11--QUARTERLY FINANCIAL DATA (Unaudited)

Below is selected consolidated quarterly financial data for each of the two years in the period ended December 31, 2001.

Year 2001 _ Quarter:                            1*              2*              3*              4
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Revenue                         $  8,453,433    $  8,935,430    $  9,039,850    $  8,846,035
   Investment gains (losses), net               171,896      (3,469,996)     (3,100,898)     (1,512,831)
---------------------------------------- --------------- --------------- --------------- --------------
   Total Revenue                           $  8,625,329    $  5,465,434    $  5,938,952    $  7,333,204
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Profit (Loss)                   $    328,901    $    (99,095)   $    132,237     $    98,384
   Investment gains (losses), net               171,896      (3,469,996)     (3,100,898)     (1,512,831)
   Interest expense                             171,651         143,050         127,504          90,757
   Income tax expense (benefit)                  86,000        (972,000)       (810,000)       (394,000)
---------------------------------------- --------------- --------------- --------------- --------------
   Net Income (Loss) before cumulative          243,146      (2,740,141)     (2,286,165)     (1,111,204)
     effect of change in accounting
   Cumulative effect from prior years of       (311,211)            ---             ---             ---
     accounting for embedded options
---------------------------------------- --------------- --------------- --------------- --------------
   Net Loss                                 $   (68,065)    $(2,740,141)    $(2,286,165)    $(1,111,204)
---------------------------------------- --------------- --------------- --------------- --------------

   Net Loss Per Share                            $(0.04)         $(1.57)         $(1.32)         $(0.64)
---------------------------------------- --------------- --------------- --------------- --------------

* Net Loss for the quarters ended March 31, June 30, and September 30, 2001 has been restated from amounts previously reported in the Company's Form 10-Qs. The restated amounts reflect correction of policy benefit reserves and related deferred acquisition costs for the Preneed Life segment. In addition, corresponding income taxes have been revised for the Preneed Life change and to reflect the actual effective tax rate applicable for the year. The effect of the restatement for the first three quarters of 2001 was to increase earnings and per share amounts (e.g. decrease Net Loss) as follows:

                         Pretax         Income           Net         Earnings
2001 Revisions           Income    Tax Benefit        Income        per Share
-------------------- ------------- ------------- ------------- -----------------
First quarter          $ 137,701      $  2,000    $ 139,701            $ 0.08
Second quarter         $ 180,022      $ 27,000    $ 207,022            $ 0.11
Third quarter          $ 159,011      $ 24,000    $ 183,011            $ 0.10


Year 2000 - Quarter:                            1               2               3               4
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Revenue                         $  7,191,817    $  7,168,160    $  7,802,964    $  7,950,792
   Investment gains (losses), net             4,793,958       1,530,931      (1,664,106)     (3,479,904)
---------------------------------------- --------------- --------------- --------------- --------------
   Total Revenue                           $ 11,985,775    $  8,699,091    $  6,138,858    $  4,470,888
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Profit (Loss)                   $        (18)   $    (67,654)   $   (191,938)  $     295,993
   Investment gains (losses), net             4,793,958       1,530,931      (1,664,106)     (3,479,904)
   Interest expense                             185,222         194,085         196,435         193,390
   Income tax expense (benefit)               1,700,000         440,000        (868,000)     (1,062,000)
---------------------------------------- --------------- --------------- --------------- --------------
   Net Income (Loss)                       $  2,908,718     $   829,192    $ (1,184,479)   $ (2,315,301)
---------------------------------------- --------------- --------------- --------------- --------------

   Net Income (Loss) Per Share                    $1.65           $0.47          $(0.67)         $(1.31)
---------------------------------------- --------------- --------------- --------------- --------------

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


Note 13--CONTINGENCIES

United Liberty, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders whose policies were issued in Ohio and were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment to which the plaintiffs have not yet responded. Although United Liberty has requested mediation of the action, the plaintiffs would not agree to the request for mediation until United Liberty made an offer to settle the case. Consequently, United Liberty has offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class for policies with an increased premium and a set dividend. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. In addition, the Company is party to other lawsuits in the normal course of business. Management believes recorded claims liabilities are adequate to ensure these other suits will be resolved without material financial impact to the Company.


Note 14--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods used in estimating these values, are as follows:

Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 2001 and 2000, the fair value of available-for-sale fixed maturities was $77,534,516 and $71,403,674, respectively.

Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 2001 and 2000, the fair value of equity securities was $8,116,958 and $12,577,874, respectively.

Short-Term   Investments:   The  carrying   amount  of  short-term   investments
approximates their fair value. At December 31, 2001 and 2000, the fair value of short-term investments was $652,192 and $610,379, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2001 and 2000, the fair value of cash and cash equivalents was $18,433,626 and $20,093,774 respectively.

Mortgage Loans: The carrying amount of mortgage loans approximates their fair value. At December 31, 2001 and 2000, the fair value of mortgage loans was $156,000.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 2001 and 2000, the fair value of policy loans was $4,136,649 and $4,270,588, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 2001 and 2000, the fair value of investment-type fixed annuity contracts was $7,468,172 and $7,865,030, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 2001 and 2000, the fair value of notes payable was $7,095,834 and $8,000,000, respectively.


Note 15--BENEFIT PLANS

During 1997, the Company adopted a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion of its Board of Directors. Company expense associated with this plan totaled $57,532, $46,353, and $34,860 in 2001, 2000 and 1999, respectively.


Note 16--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. The Chairman provides investment portfolio management for the Company and its subsidiaries through SMC Advisors, Inc. (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provide for total annual fixed fees of $45,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year is not carried forward to the next contract year. Fixed fees totaled $45,000, $48,000, and $39,000 in 2001, 2000, and 1999, respectively. Incentive fees of $48,168,
$207,369,  and  $617,524  were  incurred  and paid for  2001,  2000,  and  1999, respectively. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $94,199, $94,660, and $85,396 in 2001, 2000, and 1999, respectively. During 1999, the Company began managing certain commercial real estate affiliated with its Chairman. The Company charges the real estate projects management and leasing fees at market rates, which totaled $174,746, $150,672, and $114,628 during 2001, 2000, and 1999, respectively.


Note 17 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 133, "Accounting for Derivative Instruments and
Hedging Activities," as amended by SFAS Nos. 137 and 138. This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Currently, the Company has not designated any derivatives as hedges. Adoption of SFAS No. 133 resulted in a January 1, 2001 transition adjustment that reduced net income and increased accumulated other comprehensive income by approximately $311,000. This adjustment consists of a pretax total of $471,000 less a $160,000 tax benefit.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $90,000 ($0.05 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


                            Schedule I - Summary of Investments - Other than Investments in Related Parties
                                            Citizens Financial Corporation and Subsidiaries
                                                         At December 31, 2001



Type of Investment                                              Cost or           Fair Value             Amount at
                                                                                                       Which Shown
                                                        Amortized Cost1                              Balance Sheet
---------------------------------------------------- -------------------- -------------------- --------------------

Fixed maturity securities available-for-sale:
      US Government and government agencies
      and authorities                                       $26,038,744          $26,581,014          $26,581,014
      Public utilities                                        4,028,346            4,096,921            4,096,921
      Convertibles and bonds with warrants                    2,708,813            2,268,875            2,268,875
      All other corporate bonds                              43,096,374           44,587,706           44,587,706
---------------------------------------------------- -------------------- -------------------- --------------------
Total                                                       $75,872,277          $77,534,516          $77,534,516

Equity securities available-for-sale:
   Commons stocks:
      Banks, trusts and insurance companies                $    186,025         $    208,100         $    208,100
      Industrial, miscellaneous and all other                 4,400,792            5,196,788            5,196,788
   Nonredeemable preferred stocks                             2,468,585            2,712,070            2,712,070
---------------------------------------------------- -------------------- -------------------- --------------------
Total                                                       $ 7,055,402          $ 8,116,958          $ 8,116,958

Investment real estate                                        3,438,345            3,438,345            3,438,345
Mortgage loans on real estate                                   156,000              156,000              156,000
Policy loans                                                  4,136,649            4,136,649            4,136,649
Short-term investments                                          652,192              652,192              652,192

---------------------------------------------------- -------------------- -------------------- --------------------
Total Investments                                           $91,310,865          $94,034,660          $94,034,660
---------------------------------------------------- -------------------- -------------------- --------------------

1 Adjusted for declines in value  believed  to be other than  temporary,  totaling  $1,068,000  for fixed  maturity  securities  and
$2,321,158  for equity securities and, as to fixed  maturities,  reduced by repayments and adjusted for  amortization of premium and accrual of discounts.

                                      Schedule II - Condensed Financial Information of Registrant
                                                    Citizens Financial Corporation
                                                         (Parent Company Only)
                                                       Condensed Balance Sheets

December 31
                                                                                         2001                2000
------------------------------------------------------------------------ -------------------- --------------------

Assets:
   Cash and cash equivalents                                                   $  2,094,329         $  5,843,949
   Equity securities available-for-sale (cost of $1,275,702 and
   $2,423,152 in 2001 and 2000, respectively)                                     1,474,719            2,290,923
   Fixed maturity securities available-for-sale (cost of
   $194,500 in 2001)                                                                194,500                  ---
   Net option positions                                                                 ---               14,375
   Investments in subsidiaries*                                                  20,638,410           22,243,083
   Furniture and equipment                                                        1,400,954            1,507,164
   Intercompany receivable*                                                         606,764                  ---
   Current and deferred federal income tax                                          863,851               98,851
   Other assets                                                                     252,023              128,824
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                   $ 27,525,550         $ 32,127,169
------------------------------------------------------------------------ -------------------- --------------------

Liabilities:
   Note payable to bank                                                        $  7,095,834         $  8,000,000
   Intercompany payable*                                                                ---              137,382
   Current and deferred federal income tax                                          337,183              169,559
   Net option positions                                                              90,050                  ---
   Other liabilities                                                                    ---              546,119
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                                 7,523,067            8,853,060

Shareholders' Equity:
   Common stock                                                                   1,716,815            1,758,215
   Additional paid-in capital                                                     7,285,938            7,640,988
   Accumulated other comprehensive income (loss)                                    131,351              (87,271)
   Equity (deficit) in accumulated other comprehensive
      Income (loss) of subsidiaries*                                              1,625,754           (1,486,023)
   Retained earnings                                                              9,242,625           15,448,200
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       20,002,483           23,274,109

------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                     $ 27,525,550         $ 32,127,169
------------------------------------------------------------------------ -------------------- --------------------

* Eliminated in consolidation.

These  condensed  financial  statements  should be read in conjunction  with the
Consolidated   Financial  Statements  and  accompanying  footnotes  of  Citizens
Financial Corporation and Subsidiaries.

                                      Schedule II - Condensed Financial Information of Registrant
                                                    Citizens Financial Corporation
                                                         (Parent Company Only)
                                                  Condensed Statements of Operations




Year Ended December 31                                             2001                 2000                 1999
---------------------------------------------------- -------------------- -------------------- --------------------

Revenues:
   Net realized investment gains (losses)                   $(1,953,848)         $ 4,282,893          $ 4,115,408
   Service fees from subsidiaries                             4,705,087            4,497,590            4,198,106
   Interest and dividend income                                 206,940              159,124               20,143
   Other income                                                  38,816               47,018               83,329
---------------------------------------------------- -------------------- -------------------- --------------------
Total Revenues                                                2,996,995            8,986,625            8,416,986

Expenses:
   Administrative and general expenses                        4,743,159            4,323,967            4,006,129
   Interest expense                                             532,962              769,132              553,017
---------------------------------------------------- -------------------- -------------------- --------------------
Total Expenses                                                5,276,121            5,093,099            4,559,146

---------------------------------------------------- -------------------- -------------------- --------------------
Income (loss) before income taxes and                        (2,279,126)           3,893,526            3,857,840
   undistributed earnings of subsidiaries
Income tax expense (benefit)                                   (940,000)           1,435,000            1,525,000
---------------------------------------------------- -------------------- -------------------- --------------------
Income (loss) before equity in undistributed                 (1,339,126)           2,458,526            2,332,840
   earnings of subsidiaries
Equity in undistributed earnings (loss)
   of subsidiaries                                           (4,866,449)          (2,220,396)           4,106,005
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                           $(6,205,575)        $    238,130          $ 6,438,845
---------------------------------------------------- -------------------- -------------------- --------------------

* Eliminated in consolidation.

These  condensed  financial  statements  should be read in conjunction  with the
Consolidated   Financial  Statements  and  accompanying  footnotes  of  Citizens
Financial Corporation and Subsidiaries.

                                      Schedule II - Condensed Financial Information of Registrant
                                                    Citizens Financial Corporation
                                                         (Parent Company Only)
                                                  Condensed Statements of Cash Flows


Year Ended December 31                                              2001                2000               1999
------------------------------------------------------ ------------------- ------------------ ------------------
Cash from operations                                         $(1,423,335)      $  (1,732,507)     $  (1,416,297)

Cash flow from investing activities:
   Purchases of available-for-sale securities                 (6,211,339)        (20,401,917)       (37,514,433)
   Sales of available-for-sale securities                      5,338,727          28,718,945         40,458,637
   Redemption of affiliated preferred stock*                                       1,200,000          2,200,000
   Purchase of, or contribution to subsidiaries*                (150,000)                ---         (3,556,469)
   Investment management fees                                        ---            (201,179)          (150,022)
   Additions to property and equipment, net                      (40,392)         (1,065,533)          (197,603)
   Change in investments, other                                   37,335              13,425             13,425
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash provided by (used in) investing activities           (1,025,669)          8,263,741          1,253,535

Cash flow from financing activities:
   Payments on notes payable - bank                             (904,166)           (500,000)          (510,000)
   Repurchase of capital stock                                  (396,450)           (104,213)          (391,024)
   Proceeds from note payable - bank                                 ---                 ---          2,500,000
   Net brokerage account loan proceeds
      (repayment)                                                    ---            (100,884)        (1,406,524)
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash provided by (used in ) financing activities          (1,300,616)           (705,097)           192,452

------------------------------------------------------ ------------------- ------------------ ------------------
Net increase (decrease) in cash                               (3,749,620)          5,826,137             29,690
   and cash equivalents
Cash and cash equivalents at beginning of year                 5,843,949              17,812            (11,878)
------------------------------------------------------ ------------------- ------------------ ------------------
Cash and cash equivalents at end of year                    $  2,094,329        $  5,843,949       $     17,812
------------------------------------------------------ ------------------- ------------------ ------------------

* Eliminated in consolidation.

These  condensed  financial  statements  should be read in conjunction  with the
Consolidated   Financial  Statements  and  accompanying  footnotes  of  Citizens
Financial Corporation and Subsidiaries.

                                          Schedule III - Supplementary Insurance Information
                                                    Citizens Financial Corporation
                                         For the Years Ended December 31, 2001, 2000, and 1999
Year Ended December 31 /                                 Other Policy                    Net
                        Deferred  Policy and               Claims and             Investment      Policy  Amortization        Other
                     Acquisition       Claim   Unearned      Benefits     Premium  and Other    Benefits            of    Operating
Segment                    Costs    Reserves   Premiums       Payable     Revenue    Income1 and Claims2 Policy Costs3       Costs4
-------------------- ------------ ------------ --------- ------------ ----------- ---------- ----------- ------------- -------------

Column:      A                 B            C          D           E            F          G            H            I             J

2001:
  Home Service Life   $3,297,247 $ 32,093,694  $     ---  $  516,265  $ 7,152,242 $2,137,878  $ 4,474,816  $   714,743    $3,717,838
  Broker Life          3,451,936   44,067,779      3,147     344,048    3,812,841  2,684,445    3,920,434      538,374     1,963,518
  Preneed Life         1,665,278   27,239,439        ---     273,207    8,397,911  1,576,494    8,223,074      711,300     1,304,519
  Dental                     ---      264,235      5,540     295,344    7,988,620     36,754    5,551,624          ---     2,217,365
  Other Health           164,962    1,590,144    244,043     302,892    1,392,762     94,801      819,784       21,841       635,091
------------------- ------------ ------------ ---------- ------------ ----------- ---------- ------------ ------------- ------------
  Total               $8,579,423 $105,255,291   $252,730  $1,731,756  $28,744,376 $6,530,372  $22,989,732   $1,986,258    $9,838,331
------------------- ------------ ------------ ---------- ------------ ----------- ---------- ------------ ------------- ------------


2000:
  Home Service Life   $2,739,204 $ 30,865,491  $     ---  $  678,066  $ 6,906,473 $2,129,532  $ 4,697,315  $   585,396    $3,552,815
  Broker Life          3,184,922   44,046,164      3,577     581,758    3,664,072  2,664,812    3,842,619      474,982     1,711,506
  Preneed Life           425,320   22,902,433        ---     192,397    3,982,948  1,362,982    4,676,422      220,525     1,276,248
  Dental                     ---      303,550      7,680     298,881    7,892,356     41,242    5,369,742          ---     2,232,650
  Other Health           162,502    1,667,389    206,413     269,445    1,376,575     92,741      814,299       24,657       598,174
------------------- ------------ ------------ ---------- ------------ ----------- ---------- ------------ ------------- ------------
  Total               $6,511,948 $ 99,785,027   $217,670  $2,020,547  $23,822,424 $6,291,309  $19,400,397   $1,305,560    $9,371,393
------------------- ------------ ------------ ---------- ------------ ----------- ---------- ------------ ------------- ------------


1999:
  Home Service Life   $2,178,003 $ 29,690,250  $     ---  $  609,975  $ 6,697,932 $2,047,212  $ 4,553,823  $   476,814    $3,401,804
  Broker Life          2,379,344   41,202,757      4,404     511,787    3,447,440  2,555,585    3,768,763      515,582     1,568,363
  Preneed Life            10,336   21,427,254        ---      82,011    2,298,013  1,316,745    3,237,316      318,841     1,052,161
  Dental                     ---      316,914      7,433     309,404    7,105,627     35,781    4,717,677          ---     1,987,144
  Other Health           123,091    2,682,213    164,942     184,355    1,295,816     87,622      760,854       19,298       667,810
------------------- ------------ ------------ ---------- ------------ ----------- ---------- ------------ ------------- ------------
  Total               $4,690,774 $ 95,319,388   $176,779  $1,697,532  $20,844,828 $6,042,945  $17,038,433   $1,330,535    $8,677,282
------------------- ------------ ------------ ---------- ------------ ----------- ---------- ------------ ------------- ------------

1Amounts are allocated based on average policy reserves and deposits.
2Includes interest on policyholder deposits and dividends credited to participating policyholders.
3Amortization of Policy Costs:                                 2001             2000                 1999
                                                       ----------------- ---------------- -----------------
     Deferred acquisition costs                         $ 1,279,485        $ 539,062            $ 491,221
     Present value of insurance acquired                    706,773          766,498              839,314
                                                       ----------------- ---------------- -----------------
                                                         $1,986,258       $1,305,560           $1,330,535
                                                       ================= ================ =================
4Includes commissions, general expense, goodwill amortization, and depreciation expense.

                                                       Schedule IV - Reinsurance
                                                    Citizens Financial Corporation
                                         For the Years Ended December 31, 2001, 2000, and 1999


Year Ended December 31                                                                                           Percentage
                                                              Ceded to           Assumed                          of Amount
                                                Gross         To Other        From Other              Net           Assumed
                                               Amount        Companies         Companies           Amount            To Net
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------


2001:

Life insurance in force:                 $812,515,000     $109,227,000        $6,768,604     $710,056,604             1.0%

Premiums:
   Life insurance                         $20,387,653  $     1,051,574       $    26,915      $19,362,994             0.1%
   Accident & health insurance              9,555,188          173,806               ---        9,381,382             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                  $29,942,841  $     1,225,380       $    26,915      $28,744,376             0.1%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------




2000:

Life insurance in force:                 $799,576,000     $100,829,000        $7,297,000     $706,044,000             1.0%

Premiums:
   Life insurance                         $15,458,588   $      940,202       $    35,107      $14,553,493             0.2%
   Accident & health insurance              9,341,114           72,183               ---        9,268,931             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                  $24,799,702    $   1,012,385       $    35,107      $23,822,424             0.1%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------




1999:

Life insurance in force:                 $757,391,000     $119,001,000        $8,049,000     $646,439,000             1.2%

Premiums:
   Life insurance                         $13,300,690  $       914,541       $    57,236      $12,443,385             0.5%
   Accident & health insurance              8,539,338          137,895               ---        8,401,443             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                  $21,840,028   $    1,052,436       $    57,236      $20,844,828             0.3%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------


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


                                    PART III

                   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

The information required by this Item is set forth under the captions: "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 23, 2002, and such information is here incorporated by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

The  information  required  by  this  Item  is set  forth  under  the  captions:
"Executive Compensation", "Board of Directors Report on Executive Compensation", "Performance Graph" and "Compensation Committee Interlocks and Insider Participation" of the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 23, 2002, and such information is here incorporated by reference.


                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the caption: "Security Ownership of Certain Beneficial Owners and Management" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 23, 2002, and such information is here incorporated by reference.


                         ITEM 13. CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

The information required by this Item is set forth under the caption: "Certain Transactions Involving Directors and Executive Officers" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 23, 2002, and such information is here incorporated by reference.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



The following documents are filed as part of this Form 10-K:

(a)  Financial Statements and Financial Statement Schedules.
     The audited Consolidated Financial Statements of the Company and its subsidiaries, the Financial Statements Schedules (including: Schedule I - Summary of Investments - Other than Investments In Related Parties,
     Schedule II - Condensed Financial Information of Registrant, Schedule III - Supplementary Insurance Information, and Schedule IV - Reinsurance), and the related Report of Independent Auditors listed in the Index to Financial Statements and Financial Statement Schedules appearing under Item 8 of this Form 10-K.


(b)  Reports on Form 8-K.

     None.


(c)  Exhibits.

     The exhibits listed in the Index to Exhibits appearing on page 56.


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

                         CITIZENS FINANCIAL CORPORATION


March 21, 2002             By:      /s/ Darrell R. Wells
                                 -----------------------------------------------
                                 Darrell R. Wells
                                 President

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells
-----------------------------
Darrell R. Wells                Director and President            March 21, 2002
                                (principal executive officer)
/s/ Lane A. Hersman
-----------------------------
Lane A. Hersman                 Director and Executive            March 21, 2002
                                Vice President
/s/ Brent L. Nemec
-----------------------------
Brent L. Nemec                  Vice President, Accounting,       March 21, 2002
                                Chief Financial Officer, and
                                Treasurer (principal financial
/s/ John H. Harralson, Jr.      and accounting officer)
-----------------------------
John H. Harralson, Jr.          Director                          March 21, 2002

/s/ Frank T. Kiley
-----------------------------
Frank T. Kiley                  Director                          March 21, 2002

/s/ Earle V. Powell
-----------------------------
Earle V. Powell                 Director                          March 21, 2002

/s/ Thomas G. Ward
-----------------------------
Thomas G. Ward                  Director                          March 21, 2002

/s/ Margaret A. Wells
-----------------------------
Margaret A. Wells               Director                          March 21, 2002

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



        Exhibit No.                                Description

            3.1 Restated Articles of Incorporation of the Company dated August 12, 1996 (filed as Exhibit 3.1 to the Company's Form 10-KSB dated March 31, 1999)

            3.2 Bylaws of the Company adopted September 12, 1990 as amended March 25, 1994 (filed as Exhibit 3.2 to the Company's Form 10-K dated March 28, 1996)

            4 Provisions of Articles of Incorporation of the Company Defining the Rights of Holders of Class A Stock (filed as Exhibit 4 to the Company's Form 10 Registration Statement)

            10.1 Investment Management Agreements dated July 1, 1994 between Citizens Security and the Company and SMC Advisors, Inc. (filed as Exhibit 10.1 to the Company's Form 10-K dated March 29, 1995)

            10.1B Investment Management Agreement dated June 1, 1998 between United Liberty and SMC Advisors, Inc. (filed as Exhibit 10.1B to the Company's Form 10-KSB dated March 31, 1999)

            10.1C Investment Management Agreement dated February 6, 2000 between Citizens Insurance and SMC Advisors, Inc. (filed as Exhibit 10.1C to the Company's Form 10-KSB dated March 29, 2000)

            10.9 Form of Employment Agreement with Certain Executives of the Company and Schedule of Data (filed as Exhibit 10.9 to the Company's Form 10-K dated March 28, 1996)*

            10.10 1999 Stock Option Plan (filed as exhibit to the Company's proxy statement for annual meeting of shareholders held on May 20, 1999)*

            21.2       Subsidiaries of the registrant (filed herewith)

            23.3       Consent of Independent Auditors (filed herewith)




                      * Management contract or compensatory plan or arrangement.

                                  EXHIBIT 21.2

                         Subsidiaries of the Registrant




                  --------------------------------------------
                         Citizens Financial Corporation
                             (Kentucky Corporation)
                  --------------------------------------------



             100%                                            100%
---------------------------------             ---------------------------------
     Citizens Security Life                      Corporate Realty Service, Inc.
        Insurance Company                            (Kentucky Corporation)
     (Kentucky Corporation)
---------------------------------             ---------------------------------


         100%                        100%

-------------------------    -------------------------
  United Liberty Life            Citizens Insurance
   Insurance Company                 Company
 (Kentucky Corporation)        (Kentucky Corporation)
-------------------------    -------------------------

                                  EXHIBIT 23.3


                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-86519) pertaining to the Citizens Financial Corporation 1999 Stock Option Plan of our report dated March 25, 2002 with respect to the consolidated financial statements and schedules of Citizens Financial Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ Ernst & Young LLP


March 25, 2002
Louisville, Kentucky