Form 10-Q
period 2002-03-31
CITIZENS FINANCIAL CORP /KY/
filed 2002-05-15
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,716,815 as of May 11, 2002.

The date of this Report is May 14, 2002.

================================================================================


Part I - Financial Information;  Item 1 - Financial Statements

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)

Three Months Ended March 31                                                            2002                 2001
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $ 8,595,976          $ 7,332,325
   Premiums ceded                                                                  (338,734)            (311,532)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         8,257,242            7,020,793
   Net investment income                                                          1,467,823            1,684,933
   Net realized investment gains (losses)                                          (328,401)             171,896
   Other income                                                                      51,823               49,945
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                    9,448,487            8,927,567

Policy Benefits and Expenses:
   Policyholder benefits                                                          4,776,105            4,700,975
   Policyholder benefits ceded                                                     (491,128)            (283,840)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                4,284,977            4,417,135
   Increase in net benefit reserves                                               2,286,494            1,003,010
   Interest credited on policyholder deposits                                       187,322              195,546
   Commissions                                                                    1,694,633            1,758,343
   General expenses                                                               1,500,883            1,623,807
   Interest expense                                                                  81,228              171,651
   Policy acquisition costs deferred                                               (570,895)          (1,058,813)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     450,788              487,742
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                                9,915,430            8,598,421
------------------------------------------------------------------------ -------------------- --------------------
Income (Loss) before income tax and cumulative effect                              (466,943)             329,146
   of a change in accounting principle
Income Tax Expense (Benefit)                                                        (70,000)              86,000
------------------------------------------------------------------------ -------------------- --------------------
Income (Loss) before cumulative effect of a                                        (396,943)             243,146
   change in accounting principle
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                      ---             (311,211)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $  (396,943)         $   (68,065)
------------------------------------------------------------------------ -------------------- --------------------

Per Share Amounts:
Income (Loss) before cumulative effect of a
   change in accounting principle                                                    $ (0.23)             $  0.14
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                      ---                 (0.18)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                             $ (0.23)             $ (0.04)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1  (continued)


                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                    March 31,        December 31,
                                                                                         2002                2001
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $79,857,559
      and $75,872,277 in 2002 and 2001 respectively)                          $  80,363,013         $  77,534,516
      Equity securities (cost of $6,981,538 and
      $7,055,402 in 2002 and 2001, respectively)                                  8,046,594             8,116,958
   Investment real estate                                                         3,414,614             3,438,345
   Mortgage loans on real estate                                                    156,000               156,000
   Policy loans                                                                   4,129,376             4,136,649
   Short-term investments                                                           652,192               652,192
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                                96,761,789            94,034,660

Cash and cash equivalents                                                        16,203,267            18,433,626
Accrued investment income                                                         1,243,591             1,390,550
Reinsurance recoverable                                                           2,783,352             2,755,680
Premiums receivable                                                                 417,248               215,520
Property and equipment                                                            2,822,973             2,862,727
Deferred policy acquisition costs                                                 8,891,436             8,579,423
Value of insurance acquired                                                       4,042,191             4,177,907
Goodwill                                                                            755,782               755,782
Federal income tax receivable                                                     2,851,306             2,854,933
Other assets                                                                        385,050               536,275
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 137,157,985         $ 136,597,083
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1  (continued)



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                   March 31,     December 31,
                                                                                        2002                 2001
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                     $  91,644,028         $  89,337,560
   Policyholder deposits                                                         15,922,845            15,917,731
   Policy and contract claims                                                     1,504,510             1,442,356
   Unearned premiums                                                                255,780               252,730
   Other                                                                            185,319               289,400
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        109,512,482           107,239,777

Notes payable                                                                     6,766,667             7,095,834
Accrued expenses and other liabilities                                            1,921,460             1,748,753
Deferred federal income tax                                                          89,321               510,236
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               118,289,930           116,594,600

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,716,815 shares issued and outstanding
      in 2001 and 2000, respectively                                              1,716,815             1,716,815
   Additional paid-in capital                                                     7,285,938             7,285,938
   Accumulated other comprehensive income                                         1,019,620             1,757,105
   Retained earnings                                                              8,845,682             9,242,625
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       18,868,055            20,002,483
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 137,157,985         $ 136,597,083
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1  (continued)

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)




Three Months Ended March 31                                                            2002                  2001
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                       $   (396,943)        $    (68,065)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                   2,316,777            1,007,411
   Increase (decrease) in claim liabilities                                          62,154             (123,041)
   (Increase) decrease in reinsurance recoverable                                   (27,672)              30,223
   Interest credited on policyholder deposits                                       187,322              195,546
   Provision for amortization and depreciation, net of deferrals                    (43,198)            (481,524)
   Amortization of premium and accretion of discount on
      securities purchased, net                                                      (7,394)             (14,340)
   Net realized investment (gains) losses                                           328,401             (171,896)
   Decrease in accrued investment income                                            146,959               93,904
   Change in other assets and liabilities                                            40,946             (135,152)
   Increase (decrease) in deferred federal income tax liability                     (41,000)             173,000
   Decrease in federal income taxes receivable                                        3,627            1,157,743
   Cumulative effect of a change in accounting principle                                ---              311,211
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                   2,569,979            1,975,020

Cash Flows from Investment Activities:
Cost of securities acquired                                                      (8,961,804)          (2,992,896)
Investments sold or matured                                                       4,720,959            8,457,895
Investment management fees                                                          (41,968)            (151,753)
Additions to property and equipment, net                                            (13,423)             (18,311)
Other investing activities, net                                                       7,273               76,973
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by (used in) Investment Activities                             (4,288,963)           5,371,908

Cash Flows from Financing Activities:
Policyholder deposits                                                               169,524              255,335
Policyholder withdrawals                                                           (351,732)            (548,928)
Payments on notes payable - bank                                                   (329,167)            (200,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                              (511,375)            (493,593)

------------------------------------------------------------------------ -------------------- --------------------
Net Increase (Decrease) in Cash and Cash Equivalents                             (2,230,359)           6,853,335
Cash and Cash Equivalents at Beginning of Period                                 18,433,626           20,093,774
------------------------------------------------------------------------ -------------------- --------------------
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                     $ 16,203,267         $ 26,947,109
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                 Citizens Financial Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q in conformity with accounting principles generally accepted in the United States. The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 2001 consolidated financial statements and footnotes included in the Company's annual report on Form 10-K.


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 2002 and 2001 are as follows:

                                            ----------------------------------
                                              Three Months Ended March 31,
COMPREHENSIVE INCOME:                             2002             2001
------------------------------------------- ----------------- ----------------
  Net Loss                                    $   (396,943)     $    (68,065)
  Net unrealized gain (loss) on securities        (737,785)           63,054
------------------------------------------- ----------------- ----------------
  Comprehensive Loss                          $ (1,134,728)    $      (5,011)
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



Note  4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $513,007 and $7,145 for the three months ended March 31, 2002 and 2001, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as reductions of net realized investment gains. The Company also nets certain direct, incremental investment management fees against net realized investment gains presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains. Costs netted against realized investment gains total $2,875 and $26,889 for the three months ended March 31, 2002 and 2001, respectively.

Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of March 31, 2002 and 2001, and for the periods then ended is as follows:

                                             ----------------------------------
                                               Three Months Ended March 31,
REVENUE:                                           2002             2001
-------------------------------------------- ----------------- ----------------
Home Service Life                               $ 2,316,284       $ 2,338,761
Broker Life                                       1,553,223         1,791,298
Preneed Life                                      3,527,266         2,137,321
Dental                                            2,012,898         2,099,652
Other Health                                        367,217           388,639
-------------------------------------------- ----------------- ----------------
Segment Totals                                    9,776,888         8,755,671
Realized investment gains (losses)                 (328,401)          171,896
-------------------------------------------- ----------------- ----------------
Total Revenue                                   $ 9,448,487       $ 8,927,567
-------------------------------------------- ----------------- ----------------

Below are the net investment income amounts which are included in the revenue totals above.

                                           ----------------------------------
                                             Three Months Ended March 31,
INVESTMENT INCOME:                               2002             2001
------------------------------------------ ----------------- ----------------
  Home Service Life                          $    476,831      $    563,048
  Broker Life                                     587,537           712,522
  Preneed Life                                    375,560           374,771
  Dental                                            7,022             9,965
  Other Health                                     20,873            24,627
------------------------------------------ ----------------- ----------------
  Segment Totals                              $ 1,467,823       $ 1,684,933
------------------------------------------ ----------------- ----------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. A significant portion of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $7,018,000 and $12,838,000 during the three months ended March 31, 2002 and 2001, respectively.

                                             ----------------------------------
                                               Three Months Ended March 31,
SEGMENT PROFIT (LOSS):                             2002             2001
-------------------------------------------- ----------------- ----------------
  Home Service Life                             $    (3,604)        $ 169,668
  Broker Life                                        38,593           214,447
  Preneed Life                                     (216,053)         (174,235)
  Dental                                            156,757            95,498
  Other Health                                      (33,007)           23,523
-------------------------------------------- ----------------- ----------------
  Segment Totals                                    (57,314)          328,901
  Realized investment gains (losses)               (328,401)          171,896
  Interest expense                                   81,228           171,651
-------------------------------------------- ----------------- ----------------
  Income (Loss) before Federal Income Tax        $ (466,943)        $ 329,146
-------------------------------------------- ----------------- ----------------


Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs. The first quarter of 2001 also includes approximately $29,000 and goodwill amortization. As further described in Note 8, beginning in 2002, goodwill amortization is no longer permitted.

                                             -----------------------------------
                                                  Three Months Ended March 31,
DEPRECIATION AND AMORTIZATION:                       2002              2001
-------------------------------------------- ----------------- -----------------
  Home Service Life                                 $ 159,270         $ 177,635
  Broker Life                                         160,706           158,680
  Preneed Life                                        180,950           206,380
  Dental                                               14,844            18,000
  Other Health                                         11,930            16,594
-------------------------------------------- ----------------- -----------------
  Segment Totals                                    $ 527,700         $ 577,289
-------------------------------------------- ----------------- -----------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                              ----------------- ----------------
                                                 March 31,       December 31,
ASSETS:                                             2002             2001
--------------------------------------------- ----------------- ----------------

Home Service Life                              $  44,533,792     $  44,818,038
Broker Life                                       54,383,735        54,954,194
Preneed Life                                      35,734,312        34,138,535
Dental                                               581,199           726,728
Other Health                                       1,924,947         1,959,588
--------------------------------------------- ----------------- ----------------
Segment Totals                                 $ 137,157,985     $ 136,597,083
--------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION


United Liberty Life Insurance Company ("United Liberty"), which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders whose policies were issued in Ohio and were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment to which the plaintiffs have not yet responded. Although United Liberty has requested mediation of the action, the plaintiffs would not agree to the request for mediation until United Liberty made an offer to settle the case. Consequently, United Liberty has offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class for policies with an increased premium and a set dividend. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. In addition, the Company is party to other lawsuits in the normal course of business. Management believes recorded claims liabilities are adequate to ensure these other suits will be resolved without material financial impact to the Company.


Note 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to increase net income approximately $90,000 ($0.05 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Part I;  Item 2 - Management's Discussion and Analysis


FINANCIAL POSITION. Shareholders' equity totaled approximately $18,868,000 and $20,002,000 at March 31, 2002 and December 31, 2001, respectively. These balances reflect an approximate 6% decrease for the three months ended March 31, 2002. As described above, the comprehensive loss totaled approximately $1,135,000 and $5,000 for the three months ended March 31, 2002 and 2001, respectively. A significant portion of the 2002 comprehensive loss is attributable to changes in the value of the Company's fixed maturity and equity portfolios. Equity securities comprised approximately 6% of the Company's total assets as of March 31, 2002 and December 31, 2001. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions decreased $74,000 on a cost basis and $70,000 on a market value basis, during the first three months of 2002. Fixed maturity portfolio positions increased $3,985,000 on an amortized cost basis and increased $2,828,000 on a market value basis during the same period. This difference resulted primarily from increasing interest rates during the quarter. Cash and cash equivalent positions also decreased approximately $2,230,000 during the quarter ended March 31, 2002.

The Company does not believe significant changes have occurred in the qualitative or quantitative market risks for its investment securities since December 31, 2001. However, an increasing interest rate environment would tend to reduce the market value of existing fixed maturity investments while also providing the opportunity for higher reinvestment yields on short term investments and new cash flow.

OPERATIONS.  Net  premiums  and  other  considerations  increased  approximately
$1,236,000, or 18% during the first quarter of 2002 compared to the first quarter of 2001. Preneed Life and Home Service Life premium increases were approximately $1,387,000 and $64,000, respectively, while Broker Life and Dental each experienced modest decreases. The Preneed Life segment growth is attributable primarily to continued expansion into independently owned funeral homes and a joint marketing agreement with a casket distributor. Preneed Life growth also accounts for more than seventy-five percent of the Increase in Net Benefit Reserves for the quarter. Broker Life and Dental premium reductions are primarily attributable to increased competition in the broker market, and the mid-2001 loss of certain dental groups which had above average claim rates. The Other Health segment represents approximately 4% of total premium.

Pretax earnings (loss) (before the cumulative effect of a new accounting principle) decreased approximately $796,000 to $(467,000) for the three months ended March 31, 2002, primarily due to an approximate $500,000 decrease in realized investment gains. Pretax Segment Profit (Loss) (excluding realized investment gains and interest expense) for the first three months of 2002 was approximately $(57,000), compared to $329,000 for the first three months of 2001. This decrease resulted primarily from a decline in investment yields and increased mortality rates, partially offset by improved Dental profitability. Below are the approximate, annualized pretax investment income and total return yields for the three months ended March 31, 2002 and 2001.

                                             ----------------- -----------------
Three Months Ended March 31                            2002              2001
-------------------------------------------- ----------------- -----------------

  Investment Income                              $ 1,467,823        $1,684,933
  Realized and Unrealized Losses                  (1,481,686)         (511,128)
-------------------------------------------- ----------------- -----------------
  Total Return                                  $    (13,863)       $1,173,805
-------------------------------------------- ----------------- -----------------

  Average Cash and Investments                  $112,716,671      $113,070,808

  Investment Income Yield - Annualized                5.21%             5.96%
  Total Return - Annualized                          (0.05)%            4.15%

The change in the Company's effective income tax rate is due to the lack of tax loss carryback potential for a portion of the Company's operations.

CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $2,570,000 for the quarter ended March 31, 2002 compared to $1,975,000 for the same period in the prior year. This increase is primarily attributable to growth in Preneed Life business. The $4,289,000 of cash used by investing activities for the quarter ended March 31, 2002 resulted primarily from investing the proceeds of Preneed Life sales in fixed maturity securities. The $511,000 of cash used in financing activities during the first quarter of 2002 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals.

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



Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The primary changes in quantitative market risks during the three months ended March 31, 2002 are discussed in Part I, Item 2 above.

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

Date:  May 14, 2002

                                  EXHIBIT INDEX



------------------- ------------------------------------------------------------
  Exhibit No.                         Description
------------------- ------------------------------------------------------------

       11           Statement re: computation of per share earnings



                                                              EXHIBIT 11

                                            Citizens Financial Corporation and Subsidiaries
                                                   Computation of Per Share Earnings
                                                              (Unaudited)





Three Months Ended March 31                                                           2002             2001
--------------------------------------------------------------------------- ----------------- ----------------

Numerator(s):
   Income (Loss) before cumulative effect of
     a change in accounting principle                                          $  (396,943)      $  243,146
   Cumulative effect of a change in accounting principle                               ---         (311,211)
--------------------------------------------------------------------------- ----------------- ----------------
   Net Loss                                                                    $  (396,943)      $  (68,065)
--------------------------------------------------------------------------- ----------------- ----------------


Denominator:
   Weighted average common shares                                                1,716,815        1,758,215


Earnings Per Share:
   Income (Loss) before cumulative effect of
     a change in accounting principle                                         $ (0.23)          $  0.14
   Cumulative effect of a change in accounting principle                          ---             (0.18)
--------------------------------------------------------------------------- ----------------- ----------------
   Net Loss                                                                   $ (0.23)          $ (0.04)
--------------------------------------------------------------------------- ----------------- ----------------