Form 10-Q
period 2002-06-30
CITIZENS FINANCIAL CORP /KY/
filed 2002-08-14
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,716,815 as of August 12, 2002.

The date of this Report is August 14, 2002.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)

Six Months Ended June 30                                                               2002                 2001
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $18,434,777         $ 14,801,729
   Premiums ceded                                                                  (645,273)            (571,395)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        17,789,504           14,230,334
   Net investment income                                                          2,896,643            3,341,497
   Net realized investment losses                                                (1,796,551)          (3,298,100)
   Other income                                                                     108,830              119,270
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   18,998,426           14,393,001

Policy Benefits and Expenses:
   Policyholder benefits                                                          9,797,107            9,211,451
   Policyholder benefits ceded                                                     (849,674)            (551,088)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                8,947,433            8,660,363
   Increase in net benefit reserves                                               5,699,527            2,774,434
   Interest credited on policyholder deposits                                       403,041              413,409
   Commissions                                                                    3,537,980            3,413,978
   General expenses                                                               3,275,113            3,331,683
   Interest expense                                                                 159,404              314,701
   Policy acquisition costs deferred                                             (1,283,785)          (2,030,361)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     919,654              897,789
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               21,658,367           17,775,996
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax and cumulative effect                                     (2,659,941)          (3,382,995)
   of a change in accounting principle
Income Tax Benefit                                                                 (415,000)            (886,000)
------------------------------------------------------------------------ -------------------- --------------------
Loss before cumulative effect of a                                               (2,244,941)          (2,496,995)
   change in accounting principle
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                                      (311,211)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                      $  (2,244,941)       $  (2,808,206)
------------------------------------------------------------------------ -------------------- --------------------

Per Share Amounts:
Loss before cumulative effect of a
   change in accounting principle                                                    $ (1.31)             $ (1.43)
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                      ---                 (0.18)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                             $ (1.31)             $ (1.61)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

Part I - Financial Information;  Item 1 - Financial Statements

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)




Three Months Ended June 30                                                             2002                 2001
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                             $9,838,801           $7,469,404
   Premiums ceded                                                                  (306,539)            (259,863)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         9,532,262            7,209,541
   Net investment income                                                          1,428,820            1,656,564
   Net realized investment losses                                                (1,468,150)          (3,469,996)
   Other income                                                                      57,007               69,325
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                    9,549,939            5,465,434

Policy Benefits and Expenses:
   Policyholder benefits                                                          5,021,002            4,510,476
   Policyholder benefits ceded                                                     (358,546)            (267,248)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                4,662,456            4,243,228
   Increase in net benefit reserves                                               3,413,033            1,771,424
   Interest credited on policyholder deposits                                       215,719              217,863
   Commissions                                                                    1,843,347            1,655,635
   General expenses                                                               1,774,230            1,707,876
   Interest expense                                                                  78,176              143,050
   Policy acquisition costs deferred                                               (712,890)            (971,548)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     468,866              410,047
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               11,742,937            9,177,575
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax and cumulative effect                                     (2,192,998)          (3,712,141)
   of a change in accounting principle
Income Tax Benefit                                                                 (345,000)            (972,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                      $  (1,847,998)      $   (2,740,141)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss Per Common Share                                                           $ (1.08)             $ (1.57)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                     June 30,        December 31,
                                                                                         2002                2001
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $80,651,162
      and $75,872,277 in 2002 and 2001 respectively)                            $81,964,555         $  77,534,516
      Equity securities (cost of $5,817,578 and
      $7,055,402 in 2002 and 2001, respectively)                                  6,568,127             8,116,958
   Investment real estate                                                         3,386,956             3,438,345
   Mortgage loans on real estate                                                    156,000               156,000
   Policy loans                                                                   4,131,522             4,136,649
   Short-term investments                                                           652,192               652,192
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                                96,859,352            94,034,660

Cash and cash equivalents                                                        18,940,265            18,433,626
Accrued investment income                                                         1,431,897             1,390,550
Reinsurance recoverable                                                           2,746,217             2,755,680
Premiums receivable                                                                 423,645               215,520
Property and equipment                                                            2,789,996             2,862,727
Deferred policy acquisition costs                                                 9,339,467             8,579,423
Value of insurance acquired                                                       3,901,389             4,177,907
Goodwill                                                                            755,782               755,782
Federal income tax receivable                                                     1,782,501             2,854,933
Other assets                                                                        259,669               536,275
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                   $139,230,180         $ 136,597,083
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                    June 30,     December 31,
                                                                                        2002                 2001
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                       $95,062,043         $  89,337,560
   Policyholder deposits                                                         15,887,304            15,917,731
   Policy and contract claims                                                     1,684,577             1,442,356
   Unearned premiums                                                                252,904               252,730
   Other                                                                            212,236               289,400
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        113,099,064           107,239,777

Notes payable                                                                     6,437,501             7,095,834
Accrued expenses and other liabilities                                            2,151,873             1,748,753
Deferred federal income tax                                                         193,174               510,236
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               121,881,612           116,594,600

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,716,815 shares issued and outstanding
      in 2002 and 2001, respectively                                              1,716,815             1,716,815
   Additional paid-in capital                                                     7,285,938             7,285,938
   Accumulated other comprehensive income                                         1,348,131             1,757,105
   Retained earnings                                                              6,997,684             9,242,625
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       17,348,568            20,002,483
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                     $139,230,180         $ 136,597,083
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)




Six Months Ended June 30                                                               2002                  2001
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                       $ (2,244,941)        $ (2,808,206)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                   5,721,141            2,814,138
   Increase (decrease) in claim liabilities                                         242,221             (168,783)
   (Increase) in reinsurance recoverable                                              9,463              175,201
   Interest credited on policyholder deposits                                       403,041              413,409
   Provision for amortization and depreciation, net of deferrals                   (210,285)            (953,450)
   Amortization of premium and accretion of discount on
      securities purchased, net                                                      47,549              (42,285)
   Net realized investment losses                                                 1,796,551            3,298,100
   (Increase) decrease in accrued investment income                                 (41,347)             (23,438)
   Change in other assets and liabilities                                           214,254             (124,023)
   Decrease in deferred federal income tax liability                               (106,379)            (236,000)
   Decrease in federal income taxes receivable                                    1,072,432              594,743
   Cumulative effect of a change in accounting principle                                ---              311,211
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                   6,903,700            3,250,617

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (20,820,724)          (9,002,909)
Investments sold or matured                                                      15,584,807           13,108,753
Investment management fees                                                          (44,743)            (170,395)
Additions to property and equipment, net                                            (29,727)            (157,092)
Other investing activities, net                                                       5,127               76,833
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by (used in) Investment Activities                             (5,305,260)           3,855,190

Cash Flows from Financing Activities:
Policyholder deposits                                                               423,324              511,638
Policyholder withdrawals                                                           (856,792)            (985,671)
Payments on notes payable - bank                                                   (658,333)            (400,000)
Repurchase of common stock                                                              ---             (246,225)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                            (1,091,801)          (1,120,258)
------------------------------------------------------------------------ -------------------- --------------------
Net Increase in Cash and Cash Equivalents                                           506,639            5,985,549
Cash and Cash Equivalents at Beginning of Period                                 18,433,626           20,093,774
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                     $ 18,940,265         $ 26,079,323
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


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months and six months ended June 30, 2002 and 2001 are as follows:

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
COMPREHENSIVE INCOME:                                  2002            2001            2002            2001
------------------------------------------------- --------------- --------------- --------------- ---------------

  Net Loss                                           $(1,847,998)    $(2,740,141)    $(2,244,941)    $(2,808,206)
  Net unrealized gains (losses) on securities            328,811       2,308,564        (408,974)      2,371,618
------------------------------------------------- --------------- --------------- --------------- ---------------
  Comprehensive Loss                                 $(1,519,187)   $   (431,577)    $(2,653,915)    $  (436,588)
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


Note  4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $1,932,000 and $2,715,000 for the six months ended June 30, 2002 and 2001, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as additions to net realized investment losses. The Company also includes certain direct, incremental investment management fees with net realized investment losses presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains and losses. Costs included with realized investment losses totaled $6,000 and $23,000 for the six months ended June 30, 2002 and 2001, respectively.

Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of June 30, 2002 and 2001, and for the periods then ended is as follows:

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
REVENUE:                                               2002            2001            2002            2001
------------------------------------------------- --------------- --------------- --------------- ---------------
  Home Service Life                                  $ 2,313,622     $ 2,344,220     $ 4,629,906     $ 4,682,981
  Broker Life                                          1,492,992       1,602,379       3,046,215       3,393,677
  Preneed Life                                         4,825,708       2,530,092       8,352,974       4,667,413
  Dental                                               2,030,442       2,073,328       4,043,340       4,172,980
  Other Health                                           355,325         385,411         722,542         774,050
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                      11,018,089       8,935,430      20,794,977      17,691,101
  Net realized investment losses                      (1,468,150)     (3,469,996)     (1,796,551)     (3,298,100)
------------------------------------------------- --------------- --------------- --------------- ---------------
  Total Revenue                                      $ 9,549,939     $ 5,465,434     $18,998,426     $14,393,001
------------------------------------------------- --------------- --------------- --------------- ---------------


Below are the net investment income amounts which are included in the revenue totals above.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
NET INVESTMENT INCOME:                                 2002            2001            2002            2001
------------------------------------------------- --------------- --------------- --------------- ---------------
  Home Service Life                                   $  456,245      $  549,316      $  933,076      $1,112,364
  Broker Life                                            554,808         685,730       1,142,345       1,398,252
  Preneed Life                                           389,733         387,505         765,293         762,276
  Dental                                                   7,286           9,822          14,308          19,787
  Other Health                                            20,748          24,191          41,621          48,818
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                      $1,428,820      $1,656,564      $2,896,643      $3,341,497
------------------------------------------------- --------------- --------------- --------------- ---------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. A significant portion of the Company's realized investment gains and losses are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $7,149,000 and $12,739,000 during the six months ended June 30, 2002 and 2001, respectively.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
SEGMENT PROFIT (LOSS):                                 2002            2001            2002            2001
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                  $  (144,248)   $      3,820    $   (147,852)    $   173,488
  Broker Life                                           (181,591)       (202,945)       (142,998)         11,502
  Preneed Life                                          (133,245)        104,739        (349,298)        (69,496)
  Dental                                                 (51,539)        (10,800)        105,218          84,698
  Other Health                                          (136,049)          6,091        (169,056)         29,614
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                        (646,672)        (99,095)       (703,986)        229,806
  Net realized investment losses                      (1,468,150)     (3,469,996)     (1,796,551)     (3,298,100)
  Interest expense                                        78,176         143,050         159,404         314,701
------------------------------------------------- --------------- --------------- --------------- ---------------
  Loss before Federal Income Tax                     $(2,192,998)    $(3,712,141)    $(2,659,941)    $(3,382,995)
------------------------------------------------- --------------- --------------- --------------- ---------------

Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs. Goodwill amortization of approximately $29,000 and $51,000 is also included for the three months and six months, respectively, ended June 30, 2001. As further described in Note 8, beginning in 2002, goodwill amortization is no longer permitted.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
DEPRECIATION AND AMORTIZATION:                         2002            2001            2002            2001
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                   $  121,640      $  115,131      $  280,910      $  292,766
  Broker Life                                            115,246         171,747         275,952         330,427
  Preneed Life                                           283,588         178,919         464,538         385,299
  Dental                                                  14,848          18,006          29,692          36,006
  Other Health                                            10,480          15,818          22,410          32,412
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                      $  545,802      $  499,621      $1,073,502      $1,076,910
------------------------------------------------- --------------- --------------- --------------- ---------------

Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                              ----------------- ----------------
                                                  June 30,       December 31,
ASSETS:                                             2002             2001
--------------------------------------------- ----------------- ----------------

Home Service Life                              $  44,467,594     $  44,818,038
Broker Life                                       53,622,142        54,954,194
Preneed Life                                      38,511,045        34,138,535
Dental                                               634,439           726,728
Other Health                                       1,994,960         1,959,588
--------------------------------------------- ----------------- ----------------
Segment Totals                                 $ 139,230,180     $ 136,597,083
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


Note 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to increase net income approximately $90,000 ($0.05 per share) per year. During 2002, the Company completed the first step in evaluating the potential impairment of its goodwill. Based on the results of this test, there was no impairment.

Below is a proforma illustration of earnings adjusted to exclude the goodwill amortization recorded during 2001.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
                                                       2002            2001            2002            2001
------------------------------------------------- --------------- --------------- --------------- ---------------
Net Loss - excluding goodwill amortization           $(1,847,998)    $(2,717,638)    $(2,244,941)    $(2,757,200)
Goodwill amortization                                        ---          22,503             ---          51,006
------------------------------------------------- --------------- --------------- --------------- ---------------
Net Loss - as reported                               $(1,847,998)   $ (2,740,141)    $(2,244,941)    $(2,808,206)

Net Loss per Share:
  Excluding goodwill amortization                        $ (1.08)        $ (1.55)        $ (1.31)        $ (1.57)
  As reported                                            $ (1.08)        $ (1.57)        $ (1.31)        $ (1.61)

Total goodwill outstanding at June 30, 2002 is approximately $756,000 with $304,000 allocable to Broker Life, $270,000 to Home Service Life, and $182,000 to Preneed Life.

Note 9 - DEBT

The Company did not meet covenants relating to a ratio of outstanding bank debt to adjusted earnings and a specified capital amount as of June 30, 2002. The lender has waived these covenant violations with respect to that date and, during the third quarter of 2002, the Company expects to evaluate strategic alternatives necessary for returning to compliance.

Part I;  Item 2 - Management's Discussion and Analysis


FINANCIAL POSITION. Shareholders' equity totaled approximately $17,349,000 and $20,002,000 at June 30, 2002 and December 31, 2001, respectively. These balances reflect a 7.6% and 13.3% decrease for the three months and six months ended June 30, 2002, respectively. As described above, comprehensive losses totaled approximately $1,519,000 and $432,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 comprehensive losses totaled $2,654,000 and $437,000, respectively. A significant portion of the 2002 comprehensive loss is attributable to changes in the value of the Company's fixed maturity and equity portfolios. As of June 30, 2002 and December 31, 2001, equity securities comprised approximately 5% and 6%, respectively of the Company's total assets, and 38% and 41%, respectively of shareholders' equity. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions decreased $1,238,000 on a cost basis and $1,549,000 on a market value basis, during the first six months of 2002. Fixed maturity portfolio positions increased $4,779,000 on an amortized cost basis and $4,430,000 on a market value basis during the same period. Cash and cash equivalent positions also increased by approximately $507,000, to $18,940,000 during the six months ended June 30, 2002 and comprise approximately 13.5% of total assets at June 30, 2002 and December 31, 2001.

Equity markets continue to be highly volatile and have declined during 2002 to a greater extent than previously anticipated. In addition, interest yields on fixed maturity investments have also declined during 2002 to a greater extent than previously anticipated. Accordingly, although the Company had maintained significant cash and cash equivalent balances in anticipation of potentially rising interest rates, the significant decline in short-term rates has and, continues to adversely impact the Company's investment portfolio yield and operating earnings. The Company's 2002 investment impairments include writedowns of certain highly publicized companies such as Cablevision ($362,000), MCI/Worldcom ($348,000) and Adelphia ($145,000). Due to continuing accounting investigations at a wide range of companies and the generally adverse economic environment, the Company cannot predict the potential of future investment impairments. The 2002 environment described above has produced a higher level of qualitative investment risk. However, the previously disclosed measures of quantitative risk per unit of investment are not believed to have changed significantly.


OPERATIONS. Net premiums and other considerations increased approximately $2,323,000 or 32% during the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and increased $3,559,000, or 25% during the first six months of 2002 compared to the first six months of 2001. For the first six months of 2002, Preneed Life and Home Service Life premium increases were approximately $3,680,000 and $131,000, respectively, while Broker Life and Dental each experienced modest decreases. The Preneed Life segment growth is attributable primarily to continued expansion into independently owned funeral homes and a joint marketing agreement with a casket distributor. Preneed Life growth also accounts for approximately eighty percent of the Increase in Net Benefit Reserves for six months ended June 30, 2002. Broker Life and Dental premium reductions are primarily attributable to increased competition in the broker market, and the mid-2001 loss of certain dental groups which had above average claim rates. The Other Health segment represents approximately 4% of total premium.

Pretax earnings (loss) (before the cumulative effect of a new accounting principle) improved approximately $723,000 to $(2,660,000) for the six months ended June 30, 2002, primarily due to an approximate $1,502,000 decrease in realized investment losses, partially offset by increased segment losses. Pretax Segment Profit (Loss) (excluding realized investment gains and interest expense) for the first six months of 2002 was approximately $(704,000), compared to $230,000 for the first six months of 2001. The Pretax Segment Loss for the three months ended June 30, 2002 and 2001 was $(647,000) and $(99,000), respectively. These decreases resulted primarily from declines in investment yields, increased mortality rates, and higher disability claim levels. Below are the approximate, annualized pretax investment income and total return yields for the six months ended June 30, 2002 and 2001.

                                             ----------------- -----------------
Six Months Ended June 30                               2002              2001
-------------------------------------------- ----------------- -----------------

  Investment Income                              $ 2,896,643        $3,341,497
  Realized and Unrealized Losses                  (2,456,404)         (325,428)
-------------------------------------------- ----------------- -----------------
  Total Return                                   $   440,239        $3,016,069
-------------------------------------------- ----------------- -----------------

  Average Cash and Investments                  $113,549,504      $113,452,219

  Investment Income Yield - Annualized                5.10%             5.89%
  Total Return - Annualized                           0.78%             5.32%

The change in the Company's effective income tax rate is due to the lack of tax loss carryback potential for a portion of the Company's operations.


CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $6,904,000 for the six months ended June 30, 2002 compared to $3,251,000 for the same period in the prior year. This increase is primarily attributable to growth in Preneed Life business. The $5,305,000 of cash used by investing activities for the six months ended June 30, 2002 resulted primarily from investing the proceeds of Preneed Life sales in fixed maturity securities. The $1,092,000 of cash used in financing activities during the first quarter of 2002 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals. Due to continued investment losses and earnings pressure from lower yields on investments and cash equivalents, and in consideration of bank loan covenants, the Company will be evaluating options for strengthening its overall financial position, including reassessing the strategic value of its business segments. Continuation of existing earnings trends could also prompt state insurance department regulatory action and/or rating agency reevaluations.


FORWARD-LOOKING INFORMATION. All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

|X| the market value of the Company's investments, including stock market performance and prevailing interest rate levels;
|X| customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
|X| mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company's insurance products;
|X| regulatory changes or actions, including those relating to regulation of insurance products and companies;
|X| ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
|X| general economic conditions and competition which may affect the Company's ability to sell its products;
|X| the Company's ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
|X|      unanticipated adverse litigation outcomes; and
|X| changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk


The primary changes in quantitative market risks during the six months ended June 30, 2002 are discussed in Part I, Item 2 above.

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

        The 2002 annual meeting of shareholders of the Company was held on May 23, 2002. At the meeting, eight incumbent directors were re- elected to serve until the 2003 annual meeting of shareholders. The names of the incumbent directors and shares of the Company's Class A Stock voted for each were as follows:

               Candidate                                       Votes
             -------------------------------------      -----------------

             John H. Harralson, Jr.                         1,167,467
             Lane A. Hersman                                1,052,179
             Frank T. Kiley                                 1,165,967
             Earle V. Powell                                1,167,392
             Thomas G. Ward                                 1,167,467
             Darrell R. Wells                               1,088,279
             Margaret A. Wells                              1,088,279


Item 6.  Exhibits and Reports on Form 8-K.

         a).   Exhibits:                  See Exhibit Index enclosed.

         b).   Reports on Form 8-K:       None.



                                                                      SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                 CITIZENS FINANCIAL CORPORATION
                           /s/ Darrell R. Wells
                 By:
                           -----------------------------------------------------
                           Darrell R. Wells
                           President and Chief Executive Officer
                           /s/ Brent L. Nemec
                 By:
                           -----------------------------------------------------
                           Brent L. Nemec
                           Treasurer and Principal Accounting Officer

Date:  August 14, 2002

                                                             EXHIBIT INDEX



--------------------- ----------------------------------------------------------
    Exhibit No.                            Description
--------------------- ----------------------------------------------------------

         11           Statement re: computation of per share earnings

        99.1          Certification of Chief Executive Officer

        99.2          Certification of Chief Financial Officer


                                                              EXHIBIT 11

                                            Citizens Financial Corporation and Subsidiaries
                                                   Computation of Per Share Earnings
                                                              (Unaudited)




Six Months Ended June 30                                                              2002             2001
--------------------------------------------------------------------------- ----------------- ----------------

Numerator(s):
   Loss before cumulative effect of a
      change in accounting principle                                           $(2,244,941)     $(2,496,995)
   Cumulative effect of a change in accounting principle                               ---         (311,211)
--------------------------------------------------------------------------- ----------------- ----------------
   Net Loss                                                                    $(2,244,941)    $ (2,808,206)


Denominator:
   Weighted average common shares                                                1,716,815        1,753,884


Earnings Per Share:
   Loss before cumulative effect of a
      change in accounting principle                                          $ (1.31)          $ (1.43)
   Cumulative effect of a change in accounting principle                          ---             (0.18)
--------------------------------------------------------------------------- ----------------- ----------------
   Net Loss                                                                   $ (1.31)          $ (1.61)







Three Months Ended June 30                                                            2002             2001
--------------------------------------------------------------------------- ----------------- ----------------

Numerator:
   Net Loss                                                                    $(1,847,998)     $(2,740,141)


Denominator:
   Weighted average common shares                                                1,716,815        1,749,600


Earnings Per Share:
   Net Loss                                                                    $  (1.08)        $  (1.57)

                                  EXHIBIT 99.1
                 Citizens Financial Corporation and Subsidiaries
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


                In connection with the Quarterly Report on Form 10-Q of Citizens Financial Corporation (the "Company") for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Darrell R. Wells, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                 By:       /s/ Darrel R. Wells
                           -----------------------------------------------------
                           Darrell R. Wells
                             Chief Executive Officer

Date: August 14, 2002

                                  EXHIBIT 99.2
                 Citizens Financial Corporation and Subsidiaries
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


                In connection with the Quarterly Report on Form 10-Q of Citizens Financial Corporation (the "Company") for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Brent L. Nemec, Vice President and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                 By:       /s/ Brent L. Nemec
                           -----------------------------------------------------
                           Brent L. Nemec
                           Chief Financial Officer

Date: August 14, 2002