Form 10-Q
period 2002-09-30
CITIZENS FINANCIAL CORP /KY/
filed 2002-11-13
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,701,628 as of November 11, 2002.

The date of this Report is November 12, 2002.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)

Nine Months Ended September 30                                                         2002                 2001
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                           $ 29,503,837         $ 22,453,896
   Premiums ceded                                                                  (964,938)            (868,582)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        28,538,899           21,585,314
   Net investment income                                                          4,308,775            4,948,968
   Net realized investment losses                                                (2,497,769)          (6,398,998)
   Other income                                                                     374,937              196,669
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   30,724,842           20,331,953

Policy Benefits and Expenses:
   Policyholder benefits                                                         14,394,220           13,459,724
   Policyholder benefits ceded                                                   (1,039,057)            (869,942)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                               13,355,163           12,589,782
   Increase in net benefit reserves                                               9,796,081            4,410,098
   Interest credited on policyholder deposits                                       572,568              643,148
   Commissions                                                                    5,577,016            4,903,230
   General expenses                                                               5,017,477            4,922,102
   Interest expense                                                                 234,053              442,205
   Policy acquisition costs deferred                                             (2,080,972)          (2,687,885)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                   1,598,876            1,588,433
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               34,070,262           26,811,113
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax and cumulative effect                                     (3,345,420)          (6,479,160)
   of a change in accounting principle
Income Tax Benefit                                                                 (628,000)          (1,696,000)
------------------------------------------------------------------------ -------------------- --------------------
Loss before cumulative effect of a                                              $(2,717,420)          (4,783,160)
   change in accounting principle
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                      ---             (311,211)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                       $ (2,717,420)        $ (5,094,371)
------------------------------------------------------------------------ -------------------- --------------------

Per Share Amounts:
Loss before cumulative effect of a
   change in accounting principle                                                    $ (1.58)             $ (2.75)
Cumulative effect from prior years (since January 1, 1999) of
   accounting for embedded options                                                      ---                 (0.18)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                             $ (1.58)             $ (2.93)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)




Three Months Ended September 30                                                        2002                 2001
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                           $ 11,069,060         $  7,652,167
   Premiums ceded                                                                  (319,665)            (297,187)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        10,749,395            7,354,980
   Net investment income                                                          1,412,132            1,607,471
   Net realized investment losses                                                  (701,218)          (3,100,898)
   Other income                                                                     266,107               77,399
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   11,726,416            5,938,952

Policy Benefits and Expenses:
   Policyholder benefits                                                          4,597,113            4,248,273
   Policyholder benefits ceded                                                     (189,383)            (318,854)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                4,407,730            3,929,419
   Increase in net benefit reserves                                               4,096,554            1,635,664
   Interest credited on policyholder deposits                                       169,527              229,739
   Commissions                                                                    2,039,036            1,489,252
   General expenses                                                               1,742,364            1,590,419
   Interest expense                                                                  74,649              127,504
   Policy acquisition costs deferred                                               (797,187)            (657,524)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     679,222              690,644
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               12,411,895            9,035,117
------------------------------------------------------------------------ -------------------- --------------------
Loss before Income Tax                                                             (685,479)          (3,096,165)
Income Tax Benefit                                                                 (213,000)            (810,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $  (472,479)        $ (2,286,165)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss Per Common Share                                                            $ (0.27)              $(1.32)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                September 30,        December 31,
                                                                                         2002                2001
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $88,791,034
      and $75,872,277 in 2002 and 2001 respectively)                          $  91,615,254         $  77,534,516
      Equity securities (cost of $8,231,002 and
      $7,055,402 in 2002 and 2001, respectively)                                  8,973,606             8,116,958
   Investment real estate                                                         3,280,652             3,438,345
   Mortgage loans on real estate                                                    156,000               156,000
   Policy loans                                                                   4,127,296             4,136,649
   Short-term investments                                                           652,192               652,192
------------------------------------------------------------------------ -------------------- --------------------

Total Investments                                                               108,805,000            94,034,660

Cash and cash equivalents                                                        12,768,616            18,433,626
Accrued investment income                                                         1,372,345             1,390,550
Reinsurance recoverable                                                           2,530,243             2,755,680
Premiums receivable                                                                 460,775               215,520
Property and equipment                                                            2,819,191             2,862,727
Deferred policy acquisition costs                                                 9,588,640             8,579,423
Value of insurance acquired                                                       3,748,105             4,177,907
Goodwill                                                                            755,782               755,782
Federal income tax receivable                                                       290,015             2,854,933
Other assets                                                                        315,837               536,275
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 143,454,549         $ 136,597,083
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                               September 30,     December 31,
                                                                                        2002                 2001
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                     $  99,056,386         $  89,337,560
   Policyholder deposits                                                         15,768,245            15,917,731
   Policy and contract claims                                                     1,602,030             1,442,356
   Unearned premiums                                                                242,590               252,730
   Other                                                                            222,908               289,400
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        116,892,159           107,239,777

Notes payable                                                                     6,108,334             7,095,834
Accrued expenses and other liabilities                                            2,197,799             1,748,753
Deferred federal income tax                                                         482,716               510,236
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               125,681,008           116,594,600

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,701,628 and 1,716,815 shares issued and outstanding
      in 2002 and 2001, respectively                                              1,701,628             1,716,815
   Additional paid-in capital                                                     7,233,429             7,285,938
   Accumulated other comprehensive income                                         2,313,279             1,757,105
   Retained earnings                                                              6,525,205             9,242,625
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       17,773,541            20,002,483
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 143,454,549         $ 136,597,083
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)




Nine Months Ended September 30                                                         2002                  2001
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                        $(2,717,420)         $(5,094,371)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                   9,701,374            4,432,309
   Increase (decrease) in claim liabilities                                         159,674             (465,280)
   Decrease in reinsurance recoverable                                              225,437              152,973
   Interest credited on policyholder deposits                                       572,568              643,148
   Provision for amortization and depreciation, net of deferrals                   (250,520)            (830,755)
   Amortization of premium and accretion of discount on
      securities purchased, net                                                      20,018             (129,103)
   Net realized investment losses                                                 2,497,769            6,398,998
   (Increase) decrease in accrued investment income                                  18,205              (38,440)
   Change in other assets and liabilities                                           166,587             (210,473)
   Increase (decrease) in deferred federal income tax liability                    (314,034)             300,000
   (Increase) decrease in federal income taxes receivable                         2,564,918             (703,431)
   Cumulative effect of a change in accounting principle                                ---              311,211
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                  12,644,576            4,766,786

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (48,773,836)         (20,797,466)
Investments sold or matured                                                      32,308,112           20,603,453
Investment management fees                                                          (45,618)            (173,389)
Additions to property and equipment, net                                            (30,347)            (182,171)
Other investing activities, net                                                       9,353               79,122
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Investment Activities                                          (16,532,336)            (470,451)

Cash Flows from Financing Activities:
Policyholder deposits                                                               588,023              725,417
Policyholder withdrawals                                                         (1,310,077)          (1,596,451)
Payments on notes payable - bank                                                   (987,500)            (600,000)
Repurchase of common stock                                                          (67,696)            (246,225)
------------------------------------------------------------------------ -------------------- --------------------
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                            (1,777,250)          (1,717,259)

------------------------------------------------------------------------ -------------------- --------------------
Net Increase (decrease) in Cash and Cash Equivalents                             (5,665,010)           2,579,076
Cash and Cash Equivalents at Beginning of Period                                 18,433,626           20,093,774
------------------------------------------------------------------------ -------------------- --------------------
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                      $12,768,616          $22,672,850
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


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months and nine months ended September 30, 2002 and 2001 are as follows:

                                            ---------------------------------- ----------------------------------
                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            ---------------- ----------------- ---------------- -----------------
COMPREHENSIVE INCOME:                            2002              2001             2002              2001
------------------------------------------- ---------------- ----------------- ---------------- -----------------

Net Loss                                       $  (472,479)   $  (2,286,165)    $  (2,717,420)   $  (5,094,371)
Net Unrealized gains (losses) on securities        965,148         (227,430)          556,174        2,144,188
------------------------------------------- ---------------- ----------------- ---------------- -----------------
Comprehensive Income (Loss)                    $   492,669    $  (2,513,595)    $  (2,161,246)   $  (2,950,183)
------------------------------------------- ---------------- ----------------- ---------------- -----------------


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


Note  4 - NET REALIZED INVESTMENT GAINS AND LOSSES, NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $2,095,000 and $2,634,000 for the nine months ended September 30, 2002 and 2001, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are reported as additions to net realized investment losses. The Company also includes certain direct, incremental investment management fees with net realized investment losses presented in the Condensed Consolidated Statements of Income. Such costs are based directly on or, are primarily associated with, realized capital gains and losses. Costs included with realized investment losses totaled $23,000 and $54,000 for the nine months ended September 30, 2002 and 2001, respectively.

Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment, which are not aggressively marketed, include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of September 30, 2002 and 2001, and for the periods then ended is as follows:

                                        ---------------------------------- ----------------------------------
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        ---------------- ----------------- ---------------- -----------------
REVENUE:                                     2002              2001             2002              2001
--------------------------------------- ---------------- ----------------- ---------------- -----------------

Home Service Life                         $  2,405,316     $  2,346,090      $  7,035,222     $  7,029,071
Broker Life                                  1,485,669        1,684,895         4,531,884        5,078,572
Preneed Life                                 6,092,054        2,763,516        14,445,028        7,430,929
Dental                                       2,077,379        1,884,305         6,120,719        6,057,285
Other Health                                   367,216          361,044         1,089,758        1,135,094
--------------------------------------- ---------------- ----------------- ---------------- -----------------
Segment Totals                              12,427,634        9,039,850        33,222,611       26,730,951
Net realized investment losses                (701,218)      (3,100,898)       (2,497,769)      (6,398,998)
--------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Revenue                             $ 11,726,416     $  5,938,952      $ 30,724,842     $ 20,331,953
--------------------------------------- ---------------- ----------------- ---------------- -----------------



Below are the net investment income amounts which are included in the revenue totals above.

                                        ---------------------------------- ----------------------------------
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        ---------------- ----------------- ---------------- -----------------
NET INVESTMENT INCOME:                       2002              2001             2002              2001
--------------------------------------- ---------------- ----------------- ---------------- -----------------

  Home Service Life                        $   435,698      $   526,394      $  1,368,774     $  1,638,758
  Broker Life                                  527,574          661,800         1,669,919        2,060,052
  Preneed Life                                 425,155          388,358         1,190,448        1,150,634
  Dental                                         5,454            7,907            19,762           27,694
  Other Health                                  18,251           23,012            59,872           71,830
--------------------------------------- ---------------- ----------------- ---------------- -----------------
  Segment Totals                          $  1,412,132     $  1,607,471      $  4,308,775     $  4,948,968
--------------------------------------- ---------------- ----------------- ---------------- -----------------

Part I;  Item 1  (continued)


The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except that net realized investment gains and interest expense are excluded. A significant portion of the Company's realized investment gains and losses are generated from investments in equity securities. The equities portfolio averaged
(on a cost  basis)  $7,179,000  and  $11,370,000  during the nine  months  ended
September 30, 2002 and 2001, respectively.

                                        ---------------------------------- ----------------------------------
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        ---------------- ----------------- ---------------- -----------------
SEGMENT PROFIT (LOSS):                       2002              2001             2002              2001
--------------------------------------- ---------------- ----------------- ---------------- -----------------

  Home Service Life                        $   145,625       $   42,374        $   (2,227)     $   215,862
  Broker Life                                  (49,071)         181,013          (192,069)         192,515
  Preneed Life                                (163,181)        (101,278)         (512,479)        (170,774)
  Dental                                       131,685           81,070           236,903          165,768
  Other Health                                  25,330          (70,942)         (143,726)         (41,328)
--------------------------------------- ---------------- ----------------- ---------------- -----------------
  Segment Totals                                90,388          132,237          (613,598)         362,043
  Net realized investment losses              (701,218)      (3,100,898)       (2,497,769)      (6,398,998)
  Interest expense                              74,649          127,504           234,053          442,205
--------------------------------------- ---------------- ----------------- ---------------- -----------------
  Loss before income tax
    and cumulative effect of a change
    in accounting principle                $  (685,479)    $ (3,096,165)     $ (3,345,420)    $ (6,479,160)
--------------------------------------- ---------------- ----------------- ---------------- -----------------


Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs. Goodwill amortization of $23,000 and $74,000 is also included for the three months and nine months, respectively, ended September 30, 2001. As further described in Note 8, beginning in 2002, goodwill amortization is no longer permitted.

                                        ---------------------------------- ----------------------------------
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        ---------------- ----------------- ---------------- -----------------
DEPRECIATION AND AMORTIZATION:               2002              2001             2002              2001
--------------------------------------- ---------------- ----------------- ---------------- -----------------

  Home Service Life                         $  250,420       $  352,726          $531,330       $  645,492
  Broker Life                                  119,652          158,360           395,604          488,787
  Preneed Life                                 363,395          240,451           827,933          625,750
  Dental                                        13,946           18,005            43,638           54,011
  Other Health                                   9,542           10,677            31,952           43,089
--------------------------------------- ---------------- ----------------- ---------------- -----------------
  Segment Totals                            $  756,955       $  780,219        $1,830,457       $1,857,129
--------------------------------------- ---------------- ----------------- ---------------- -----------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                              ----------------- ----------------
                                               September 30,     December 31,
ASSETS:                                             2002             2001
--------------------------------------------- ----------------- ----------------

Home Service Life                                $44,606,794     $  44,818,038
Broker Life                                       53,422,217        54,954,194
Preneed Life                                      42,941,370        34,138,535
Dental                                               558,511           726,728
Other Health                                       1,925,657         1,959,588
--------------------------------------------- ----------------- ----------------
Segment Totals                                  $143,454,549     $ 136,597,083
--------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION


United Liberty Life Insurance Company ("United Liberty"), which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders whose policies were issued in Ohio and were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment to which the plaintiffs have not yet responded. At United Liberty's request, an initial mediation session has been completed and negotiations are continuing. As a pre-requisite for the mediation, United Liberty offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claims liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.


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

                                        ---------------------------------- ----------------------------------
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        ---------------- ----------------- ---------------- -----------------
DESCRIPITON:                                 2002              2001             2002              2001
--------------------------------------- ---------------- ----------------- ---------------- -----------------
Net Loss excluding goodwill
  amortization                             $  (472,479)    $ (2,263,661)     $ (2,717,420)     $(5,020,861)
Goodwill amortization                              ---           22,504               ---           73,510
--------------------------------------- ---------------- ----------------- ---------------- -----------------
Net Loss - as reported                     $  (472,479)   $  (2,286,165)     $ (2,717,420)    $ (5,094,371)
--------------------------------------- ---------------- ----------------- ---------------- -----------------

Net Loss per Share:
  Excluding goodwill amortization              $ (0.27)         $ (1.31)          $ (1.58)         $ (2.87)
  As reported                                  $ (0.27)         $ (1.32)          $ (1.58)         $ (2.93)

Total goodwill outstanding at September 30, 2002 is $756,000 with $304,000 allocable to Broker Life, $270,000 to Home Service Life, and $182,000 to Preneed Life.

Note 9 - DEBT

The Company did not meet a bank loan covenant relating to a ratio of outstanding bank debt to adjusted earnings as of September 30, 2002. The Company has begun an evaluation of strategic alternatives necessary for returning to compliance and has implemented certain measures designed to increase product margins and reduce operating expenses. In addition, the Company plans to raise approximately $2 million of cash from subordinated debt or other sources, with the funds used as a capital contribution to its principal insurance subsidiary, Citizens Security Life Insurance Company. Based on these actions, the lender has waived the covenant violation for the third quarter of 2002.

Part I;  Item 2 - Management's Discussion and Analysis


FINANCIAL POSITION. Shareholders' equity totaled $17,774,000 and $20,002,000 at September 30, 2002 and December 31, 2001, respectively. These balances represent a 2.5% increase and an 11.1% decrease for the three months and nine months ended September 30, 2002, respectively. As described above, comprehensive income
(loss) totaled $492,000 and $(2,514,000) for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 comprehensive losses totaled $(2,161,000) and $(2,950,000), respectively. A significant portion of the 2002 comprehensive loss is attributable to changes in the value of the Company's fixed maturity and equity portfolios. As of September 30, 2002 and December 31, 2001, equity securities comprised approximately 6% of the Company's total assets, and 50% and 41%, respectively of shareholders' equity. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions increased $1,176,000 on a cost basis and $857,000 on a market value basis, during the first nine months of 2002. Fixed maturity portfolio positions increased $12,919,000 on an amortized cost basis and $14,081,000 on a market value basis during the same period. Cash and cash equivalent positions decreased by $5,665,000, to $12,769,000 during the nine months ended September 30, 2002 and comprise approximately 8.9% and 13.5% of total assets at September 30, 2002 and December 31, 2001, respectively.

Equity markets continue to be highly volatile and have declined during 2002 to a greater extent than previously anticipated. In addition, interest yields on fixed maturity investments have also declined during 2002 to a greater extent than previously anticipated. Accordingly, although the Company had maintained significant cash and cash equivalent balances in anticipation of potentially rising interest rates, the significant decline in short-term rates has and, continues to adversely impact the Company's investment portfolio yield and operating earnings. The Company's 2002 investment impairments include writedowns of certain highly publicized companies such as Cablevision ($362,000), MCI/Worldcom ($348,000) and Adelphia ($145,000). Due to continuing accounting investigations at a wide range of companies and the generally adverse economic environment, the Company cannot predict the potential of future investment impairments. The 2002 environment described above has produced a higher level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company's 2001 Form 10-K


OPERATIONS. Net premiums and other considerations increased $3,394,000 or 46% during the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and increased $6,954,000, or 32% during the first nine months of 2002 compared to the first nine months of 2001. For the first nine months of 2002, Preneed Life, Home Service Life, and Dental premium increases were $6,888,000, $222,000, and $71,000, respectively, while Broker Life experienced a modest decrease. The Preneed Life segment growth is attributable primarily to continued expansion into independently owned funeral homes and a joint marketing agreement with a casket distributor. Preneed Life growth also accounts for approximately eighty-five percent of the Increase in Net Benefit Reserves for nine months ended September 30, 2002. Broker Life and Dental premium reductions are primarily attributable to increased competition in the broker market, and the mid-2001 loss of certain dental groups which had above average claim rates. The Other Health segment represents approximately 4% of total premium.

Pretax earnings (loss) (before the cumulative effect of a new accounting principle) improved $2,411,000 to $(685,000) for the three months ended September 30, 2002 compared to the third quarter of 2001, primarily due to an approximate $2,400,000 decrease in realized investment losses along with improved segment results. Pretax Segment Profit (Loss) (excluding realized investment gains and interest expense) for the three months ended September 30, 2002 was $90,000, compared to $132,000 for 2001. This change is due primarily to higher Broker Life mortality and lower interest yields, partially offset by improved Home Service Life mortality and Other Health morbidity. The Pretax Segment Profit (Loss) for the nine months ended September 30, 2002 and 2001 were $(614,000) and $362,000, respectively. This decrease resulted primarily from lower interest and higher disability claim levels. Below are the approximate, annualized pretax investment income and total return yields for the nine months ended September 30, 2002 and 2001.

                                             ----------------- -----------------
Nine Months Ended September 30                       2002              2001
-------------------------------------------- ----------------- -----------------

  Investment Income                              $ 4,308,775       $ 4,948,968
  Realized and Unrealized Losses                  (1,654,740)       (3,821,408)
-------------------------------------------- ----------------- -----------------
  Total Return                                   $ 2,654,035       $ 1,127,560
-------------------------------------------- ----------------- -----------------

  Average Cash and Investments                 $ 115,261,875     $ 113,278,571

  Investment Income Yield - Annualized                4.98%             5.82%
  Total Return - Annualized                           3.07%             1.33%

The change in the Company's effective income tax rate is due to the lack of tax loss carryback potential for a portion of the Company's operations.


CASH FLOW, LIQUIDITY AND RATINGS. Cash flow from operations totaled $12,645,000 for the nine months ended September 30, 2002 compared to $4,767,000 for the same period in the prior year. This increase is primarily attributable to growth in Preneed Life business. The $16,532,000 of cash used by investing activities for the nine months ended September 30, 2002 resulted primarily from investing the proceeds of Preneed Life sales and $5,665,000 of cash and short term funds into fixed maturity securities. The $1,777,000 of cash used in financing activities during the first three quarters of 2002 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals. Due to continued investment losses and earnings pressure from lower yields on investments and cash equivalents, and in consideration of bank loan covenants, the Company has begun evaluating options for strengthening its overall financial position, including reassessing the strategic value of its business segments. Initial steps have been taken to improve product pricing margins and reduce operating costs. Continuation of existing earnings trends could also prompt state insurance department regulatory action and/or rating agency reevaluations. However, in an effort to maintain its existing rating, the Company plans to contribute approximately $2 million of statutory capital to its principal insurance subsidiary, Citizens Security Life Insurance Company. The Company expects to obtain these funds from a subordinated borrowing or other sources.


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





Part I;  Item 3 - Quantitative and Qualitative Disclosures about Market Risk


The primary changes in quantitative market risks during the nine months ended September 30, 2002 are discussed in Part I, Item 2 above.





Part I;  Item 4 - Controls and Procedures


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on an evaluation of the Company's disclosure controls and procedures within the past 90 days, the Company has concluded that such controls and procedures provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's principal executive and financial officers.


CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or changes in other factors that could significantly affect these controls subsequent to their evaluation, nor has the Company implemented any corrective actions regarding significant deficiencies or material weaknesses in internal controls.

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

Date:  November 12, 2002

                  Certification of Principal Executive Officer
                 Certification for Quarterly Report on Form 10Q



I, Darrell R. Wells, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Citizens Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented   in  this   quarterly  report  our   conclusions  about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




 Signature and Title:  /s/ Darrell R. Wells - CEO              Date:  11/12/2002
                       --------------------------              -----------------

                  Certification of Principal Financial Officer
                 Certification for Quarterly Report on Form 10Q



I, Brent L. Nemec, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Citizens Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented   in   this   quarterly  report  our  conclusions  about  the
         effectiveness of the disclosure controls and  procedures based   on our
         evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)  all significant  deficiencies  in  the  design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




 Signature and Title:  /s/ Brent L. Nemec - CFO                Date:  11/12/2002
                      -----------------------------            -----------------

                                  EXHIBIT INDEX



------------------ -------------------------------------------------------------
   Exhibit No.                          Description
------------------ -------------------------------------------------------------

      11           Statement re: computation of per share earnings

     99.1          Certification of Chief Executive Officer

     99.2          Certification of Chief Financial Officer


                                                              EXHIBIT 11

                                            Citizens Financial Corporation and Subsidiaries
                                                   Computation of Per Share Earnings
                                                              (Unaudited)




Nine Months Ended September 30                                                        2002             2001
--------------------------------------------------------------------------- ----------------- ----------------
Numerator(s):
   Loss before cumulative effect of a
      change in accounting principle                                          $ (2,717,420)    $ (4,783,160)
   Cumulative effect of a change in accounting principle                               ---         (311,211)
--------------------------------------------------------------------------- ----------------- ----------------
   Net Loss                                                                   $ (2,717,420)    $ (5,094,371)


Denominator:
   Weighted average common shares                                                1,716,477        1,747,087


Earnings Per Share:
   Loss before cumulative effect of a
      change in accounting principle                                          $  (1.58)         $  (2.75)
   Cumulative effect of a change in accounting principle                           ---             (0.18)
--------------------------------------------------------------------------- ----------------- ----------------
   Net Loss                                                                   $  (1.58)         $  (2.93)







Three Months Ended September 30                                                       2002             2001
--------------------------------------------------------------------------- ----------------- ----------------

Numerator:
   Net Loss                                                                     $ (472,479)    $ (2,286,165)


Denominator:
   Weighted average common shares                                                1,715,811        1,733,715


Earnings Per Share:
   Net Loss                                                                     $  (0.27)      $  (1.32)

                                  EXHIBIT 99.1
                 Citizens Financial Corporation and Subsidiaries
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


                  In connection with the Quarterly Report on Form 10-Q of Citizens Financial Corporation (the "Company") for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Darrell R. Wells, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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


                 By:       /s/ Darrel R. Wells
                           -----------------------------------------------------
                           Darrell R. Wells
                           Chief Executive Officer

Date: November 12, 2002


--------------------------------------------------------------------------------


                                  EXHIBIT 99.2
                 Citizens Financial Corporation and Subsidiaries
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


                  In connection with the Quarterly Report on Form 10-Q of Citizens Financial Corporation (the "Company") for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Brent L. Nemec, Vice President and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

Date: November 12, 2002