Form 10-K
period 2002-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2003-04-07
CIK 887136

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)
        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended DECEMBER 31, 2002
                                       or
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from __________ to __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ~~X~~ No ~~~~~

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [~X~]

Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ~~~~~ No ~~X~~

State the aggregate market value of the common equity held by non-affiliates of the registrant: $3,055,495 (based on an $4.77 per share average of bid and asked prices on March 25, 2003).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,685,228 shares of Class A Stock as of March 25, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer's Board of Director's Proxy Statement for the Annual Meeting of Shareholders now scheduled for May 22, 2003 are incorporated into
Part III of this Form 10-K. The date of this Report is April 7, 2003.

================================================================================

                                    CONTENTS

                                     PART I

                                                                            Page

ITEM  1.   BUSINESS ....................................................       3
ITEM  2.   PROPERTIES ...................................................     10
ITEM  3.   LEGAL PROCEEDINGS ............................................     10
ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........     10


                                     PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS .........................     11
ITEM  6.   SELECTED FINANCAL DATA .......................................     12
ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS................................     13
ITEM  7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....     24
ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................      25
ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE ...............      53


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........      53
ITEM 11.    EXECUTIVE COMPENSATION .....................................      53
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS .........      53
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS .......................................      53
ITEM 14.    CONTROLS AND PROCEDURES ....................................      53


                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                          AND REPORTS ON FORM 8-K ......................      54
SIGNATURES .............................................................      55
EXHIBIT INDEX ..........................................................      58
EXHIBITS................................................................      59




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

                                     PART I
                                ITEM 1. BUSINESS


General

Citizens Financial Corporation (herein, the "Company" or the "Registrant") was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company ("Citizens Security") for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance, annuities, and accident and health insurance through Citizens Security and United Liberty Life Insurance Company ("United Liberty") (herein collectively, the "Life Insurance Subsidiaries"). The Company also owns Citizens Insurance Company ("Citizens Insurance"), which is licensed as a property and casualty insurer but currently has no business inforce. The Life Insurance Subsidiaries and Citizens Insurance are herein collectively referred to as the "Insurance Subsidiaries".

Citizens Security was incorporated in Kentucky and commenced business in 1965. In 1971, Citizens Security acquired Central Investors Life Insurance Company by merger. In 1987, it purchased the stock of Old South Life Insurance Company ("Old South"). In 1992, Old South merged into Citizens Security. In 1995, the Company and Citizens Security purchased all of the stock of Integrity National Life Insurance Company ("Integrity") and merged it into Citizens Security. During May 1998, Citizens Security purchased all of the outstanding shares of United Liberty. In October 1999, the Company acquired Citizens Insurance and in January 2001, it contributed the stock of Citizens Insurance to Citizens
Security. See Item 7 and Note 2 of the Notes to Consolidated Financial Statements, for descriptions of certain of these acquisitions. The Life Insurance Subsidiaries are currently licensed to transact the business of life insurance, annuities, and accident and health insurance. Citizens Security is licensed in twenty states and the District of Columbia while United Liberty is licensed in twenty-three states and Citizens Insurance is licensed in six states.


Insurance Operations

The Company, through its Life Insurance Subsidiaries, operates in five segments -- 1) home service life insurance, 2) broker-sold life insurance and annuities,
3) preneed life insurance, 4) dental insurance, and 5) other health and accident insurance. The home service and preneed life segments provide individual coverages; the dental segment provides group coverages; while the broker life and other health segments include individual and group insurance coverages. The following table presents each business segment"s revenue; pretax income or loss excluding realized investment gains and interest expense; and ending assets for each of the last three fiscal years. Additional segment information is contained in Item 7 and in Note 9 of the Notes to Consolidated Financial Statements.

Segment Revenue, Profit or Loss, and Assets:

December 31                                                       2002              2001             2000
------------------------------------------------------ ----------------- ---------------- -----------------

 Revenue:
   Home Service Life                                     $   9,260,097     $   9,290,120    $   9,036,005
   Broker Life                                               5,964,089         6,497,286        6,328,884
   Preneed Life                                             19,706,136         9,974,405        5,345,930
   Dental                                                    8,209,257         8,025,375        7,933,598
   Other Health                                              1,432,607         1,487,562        1,469,316
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                           44,572,186        35,274,748       30,113,733
   Net realized investment gains (losses)                   (2,469,768)       (7,911,829)       1,180,879
------------------------------------------------------ ----------------- ---------------- -----------------
   Total Revenue                                         $  42,102,418     $  27,362,919    $  31,294,612
------------------------------------------------------ ----------------- ---------------- -----------------


Year Ended December 31                                            2002              2001             2000
------------------------------------------------------ ----------------- ---------------- -----------------

Segment Profit (Loss):
   Home Service Life                                          $275,809      $    382,723       $  200,479
   Broker Life                                                (265,488)           74,960          299,777
   Preneed Life                                               (670,349)         (264,488)        (827,265)
   Dental                                                      297,740           256,385          331,206
   Other Health                                               (191,289)           10,847           32,186
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                             (553,577)          460,427           36,383
   Net realized investment gains (losses)                   (2,469,768)       (7,911,829)       1,180,879
   Interest expense                                            305,715           532,962          769,132
------------------------------------------------------ ----------------- ---------------- -----------------
   Income (Loss) before income tax and cumulative         $ (3,329,060)     $ (7,984,364)      $  448,130
effect of a change in accounting principle
------------------------------------------------------ ----------------- ---------------- -----------------


December 31                                                       2002              2001             2000
------------------------------------------------------ ----------------- ---------------- -----------------

 Assets:
   Home Service Life                                      $ 45,219,971      $ 44,818,038     $ 45,577,255
   Broker Life                                              53,874,949        54,954,194       57,721,008
   Preneed Life                                             46,739,831        34,138,535       29,421,677
   Dental                                                      660,334           726,728          799,496
   Other Health                                              1,946,447         1,959,588        2,018,570
------------------------------------------------------ ----------------- ---------------- -----------------
   Total Assets                                           $148,441,532      $136,597,083     $135,538,006
------------------------------------------------------ ----------------- ---------------- -----------------


Home Service Life. The Home Service Life segment consists primarily of traditional whole life insurance, which provides policyholders with permanent life insurance and fixed, guaranteed rates of return on the cash value element of policy premiums. Agents for these products sell primarily small face value policies (typically from $1,000 to $10,000). These policies are subject to normal underwriting procedures with the extent of such procedures determined by the amount of insurance, age of applicant and other pertinent factors.

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

Preneed Life. The Preneed Life segment products are traditional whole life policies sold to individuals in connection with prearrangement of their funeral and include single and multi-pay coverages, generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates.

The following table provides information concerning the Life Insurance Subsidiaries' volume of life insurance coverage in force excluding participation in group underwriting pools for federal employees (FEGLI) and service personnel
(SGLI) for each of the last three fiscal years.

Year Ended December 31  (Dollars in Thousands)                     2002                 2001                  2000
-------------------------------------------------- --------------------- -------------------- ---------------------
Gross In-force at beginning of period1                         $812,515             $809,045              $765,440
Business purchased                                                  ---                  ---                43,940
New business issued during period:
    Individual                                                  $95,706            $ 113,119              $ 91,182
    Group                                                        13,063                7,632                 2,001
-------------------------------------------------- --------------------- -------------------- ---------------------
      New business total                                       $108,769            $ 120,751              $ 93,183

Terminations during period                                     $128,562            $ 117,281              $ 93,518
Termination rate2                                                 15.8%                14.5%                 11.9%
Gross In-force at end of period1:
    Individual                                                 $663,394             $668,565              $658,800
    Group                                                       129,328              143,950               150,245
-------------------------------------------------- --------------------- -------------------- ---------------------
Gross In-force total at end of period                          $792,722             $812,515              $809,045
-------------------------------------------------- --------------------- -------------------- ---------------------

Reinsurance ceded at end of period                               96,202              109,227               103,001
-------------------------------------------------- --------------------- -------------------- ---------------------
Net In-force at end of period                                  $696,520             $703,288              $706,044
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

The Life Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 3,500 sales representatives are licensed as independent agents for the Life Insurance Subsidiaries. The majority of these agents also represent other insurers. Approximately 600 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 800 agents specialize in the preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

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

Investments. The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Life Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. Where deemed appropriate, the Life Insurance Subsidiaries will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). The Company's non-investment grade bonds, based on reported fair values, represented 4.1% of the Company's cash and invested assets as of December 31, 2002. Citizens Security has maintained substantial investments in equity securities in order to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Insurance Subsidiaries. Mortgage loans, federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2. "Description of Property," represented approximately 8.0% of cash and invested assets as of December 31, 2002. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 2002 that would be included in the high-risk classification.

For additional information concerning investment results, see Item 7.

Reinsurance. In keeping with industry practice, the Life Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks which they underwrite. The Life Insurance Subsidiaries retain no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 2002, approximately $96,202,000 or 12% of life insurance in force was reinsured under arrangements described in Note 11 of the Notes to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Life Insurance Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit their maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Life Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

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

The Life Insurance Subsidiaries compete primarily on the basis of the experience, size, accessibility and claims response of their customer service representatives, product design, service and pricing. The Company believes that the Life Insurance Subsidiaries are generally competitive in the markets in which they are engaged based upon premium rates and services, have good relationships with their agents, and have an adequate variety of insurance and annuity products approved for issuance.

State Insurance Regulation. The Insurance Subsidiaries, in common with other insurers, are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, regulate the form and content of policies, establish reserve requirements, prescribe the type and amount of allowable investments, and review premium rates for fairness and adequacy. The Insurance Subsidiaries file detailed annual statements with all states in which they are licensed to transact business. The Kentucky Department of Insurance also periodically examines the business and accounts of the Insurance Subsidiaries. In recent years, various state insurance departments and the NAIC have expressed concern, essentially about the "rate of return" earned by holders of small face amount life policies, potentially including Preneed policies. Although the Company does not believe calculating a simple "rate of return" is meaningful for traditional life insurance products, state insurance regulators could take steps that would alter the profitability of existing policies and/or eliminate small face amount policies as a viable product offering.

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Life Insurance Subsidiaries, net of (refunds) but before offsets for future premium or intangible property taxes, were $12,587, $(1,000), and $(11,000) in 2002, 2001, and 2000, respectively.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the Kentucky Department of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 2003, the maximum amount of dividends that United Liberty and Citizens Insurance could pay, without the Commissioner's approval, is $215,000, and $62,000 respectively. Citizens Security is unable to pay such a dividend. The Company provides substantially all management, operating and employee services for the Insurance Subsidiaries and is reimbursed at actual cost plus fifteen percent. This management fee totaled $4,704,000 for 2002. The Company currently has resources which could be adequate to service debt obligations through 2004. In addition, the Company's Chairman has expressed potential willingness to lend up to $3,000,000 of additional funds to the Company if necessary. Accordingly, the Company is not relying upon affiliate dividends or preferred stock redemptions for near-term debt service.

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

The Life Insurance Subsidiaries' AVR, as of December 31, 2002, 2001 and 2000, is shown in Item 7. Cash flow testing and the results of such testing as applied to the Life Insurance Subsidiaries are also described and discussed in Item 7.

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

Based on RBC computations as of December 31, 2002, the Insurance Subsidiaries each have capital which is well in excess minimum regulatory requirements.

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

Income Taxation. The Life Insurance Subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax rate of 20%. See Item 7 and Note 7 of the Notes to Consolidated Financial Statements.

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

The reserves carried in the financial statements included in this Form 10-K are calculated on the basis of accounting principles generally accepted in the United States and differ from the reserves specified by laws of the various states, which govern preparation of financial statements on the statutory basis of accounting for the Life Insurance Subsidiaries. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation, and the use of the level premium reserve method on all insurance business. See Note 1 of the

Notes to Consolidated Financial Statements, for certain additional information regarding reserve assumptions under accounting principles generally accepted in the United States.

Employees. As of March 25, 2003, 72 people, excluding agents, were employed by the Company. As of that date, the Company had approximately 3,500 independent agents licensed to sell its products.


                               ITEM 2. PROPERTIES

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and its Subsidiaries occupy about 31% of the building for their headquarters and home offices. The Company leases the remaining space to tenants under leases of various duration. Market conditions for this property are generally favorable and, in management's opinion, the property is adequately covered by insurance. Currently, the Company's policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. In addition, the Company's current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised-value ratio of more than 75%.


                            ITEM 3. LEGAL PROCEEDINGS

An action was filed against United Liberty in the Court of Common Pleas for Butler County, Ohio by two policyholders in June 2000. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment to which the plaintiffs have not yet responded. At United Liberty's request, an initial mediation session has been completed and negotiations are continuing. As a pre-requisite for the mediation, United Liberty offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. There are no other material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject other than routine litigation incidental to the business of the Company and its subsidiaries. There are no material proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.


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

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

As of March 25, 2003, there were approximately 2,500 holders of record of the Company's Class A Stock, its only class of common equity. The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading volume in 2002 was about 10% of the average shares outstanding during the year and trading volume by non-affiliates was about 25% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 2002 and 2001 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

                                    Bid Quotations for Class A Stock
                                  -------------------------------------
Quarter Ended                         High Bid               Low Bid
December 31, 2002                    $   5.260             $   3.350
September 30, 2002                   $   8.000             $   3.800
June 30, 2002                        $   8.900             $   7.500
March 31, 2002                       $   9.000             $   8.050
December 31, 2001                    $   9.750             $   8.100
September 30, 2001                   $  10.000             $   8.600
June 30, 2001                        $  10.875             $   9.350
March 31, 2001                       $  11.500             $  10.375

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its outstanding borrowings compared to dividends and income before interest expense, amortization, depreciation and income tax expense for (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January 2003, the bank loan covenant precludes the Company from paying any dividends. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code subject transactions between the Insurance Subsidiaries and their respective parents, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Insurance Subsidiaries' capital and surplus available to support policyholder obligations. See Item 1. "Description of Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

Below is summary of securities available for issuance under equity compensation plans.

                                      a                       b                              c
-------------------------- ------------------------ ---------------------- --------------------------------------
                            Number of Securities      Weighted-Average        Number of Securities Remaining
                              to be Issued Upon       Exercise Price of     Available for Future Issuance Under
Plan Category                    Exercise of        Outstanding Options,   Equity Compensation Plans (Excluding
                            Outstanding Options,     Warrants and Rights    Securities Reflected in Column (a))
                             Warrants and Rights
-------------------------- ------------------------ ---------------------- --------------------------------------
Equity compensation
plans approved by                     0                Not applicable                     110,000
security holders
-------------------------- ------------------------ ---------------------- --------------------------------------
Equity compensation
plans not approved by                 0                Not applicable                        0
security holders
-------------------------- ------------------------ ---------------------- --------------------------------------
Total                                 0                Not applicable                     110,000
-------------------------- ------------------------ ---------------------- --------------------------------------


                                                    ITEM 6. SELECTED FINANCIAL DATA



Year Ended December 31                            2002            2001            2000             1999            1998
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
RESULTS OF OPERATIONS
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Premiums and other considerations          $38,479,150     $28,744,376     $23,822,424      $20,844,828     $18,371,628
Investment and other income, net             6,093,036       6,530,372       6,291,309        6,042,945       5,229,888

Policy benefits and reserve change          31,878,748      22,989,732      19,400,397       17,038,433      13,936,902
Commissions, expense, amortization, net     13,247,015      11,824,589      10,676,953       10,007,817       8,798,175
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Segment profit (loss)                         (553,577)        460,427          36,383         (158,477)        866,439
Realized investment gains (losses), net     (2,469,768)     (7,911,829)      1,180,879        9,375,339       3,675,489
Interest expense                               305,715         532,962         769,132          553,017         468,268
Cumulative effect - accounting change              ---        (311,211)            ---              ---             ---
Income tax expense (benefit)                  (757,000)     (2,090,000)        210,000        2,225,000         774,000
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
NET INCOME (LOSS)                          $(2,572,060)    $(6,205,575)   $    238,130      $ 6,438,845     $ 3,299,660
NET INCOME (LOSS) APPLICABLE
    TO COMMON STOCK                        $(2,572,060)    $(6,205,575)   $    238,130      $ 6,438,845     $ 3,020,010

NET INCOME (LOSS) PER SHARE:
    Before accounting change                    $(1.50)         $(3.39)          $0.14            $3.59           $2.31
    Basic                                       $(1.50)         $(3.57)          $0.14            $3.59           $2.31
    Diluted                                     $(1.50)         $(3.57)          $0.14            $3.59           $1.82



FINANCIAL POSITION
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Total assets                              $  148,441,532  $136,597,083    $135,538,006     $137,980,030    $129,499,123
Notes payable                             $    7,779,168  $  7,095,834    $  8,000,000     $  8,500,000    $  6,510,000
Shareholders' equity                      $   17,757,632  $ 20,002,483    $ 23,274,109     $ 28,036,457    $ 21,745,281
Shareholders' equity per share                    $10.53        $11.65          $13.24           $15.86          $12.06



INVESTMENTS
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Average cash and invested assets          $117,460,459    $112,982,243    $121,807,002     $115,045,517    $ 98,436,023
Average equity portfolio (cost basis)       $6,966,585    $  9,736,625    $ 20,017,915     $ 20,650,875    $ 14,529,633
Investment income yield                            4.8%            5.6%            4.9%             5.1%            5.3%
Change in unrealized investment gains
    (losses), net of tax                  $    466,654    $  3,019,188    $ (4,896,265)    $    243,355    $    484,618



LIFE INSURANCE DATA
----------------------------------------- --------------- --------------- --------------- -------------- ---------------
Premiums                                  $ 28,948,728    $ 19,362,994    $ 14,553,493     $ 12,443,385    $ 10,657,675
Insurance in force, net at end of period  $696,520,000    $703,288,000    $706,044,000     $646,439,000    $634,578,000


HEALTH INSURANCE DATA
Premiums                                  $  9,530,422    $  9,381,382    $  9,268,931     $  8,401,443    $  7,713,953
Benefit ratio                                     69.5%           67.9%           66.7%            65.2%           65.4%


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

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's 2002 net loss was $2,572,000 compared a net loss of $6,206,000 in 2001 and net income of $238,000 in 2000. Comprehensive losses (which combine net losses and net unrealized gains and losses) were $2,105,000, $2,875,000, and $4,658,000 for 2002, 2001, and 2000, respectively. During 2002, the Company continued to be adversely affected by declining equity markets along with declining interest yields on its fixed income investment portfolio. The majority of the 2001 and 2000 declines in net income and the comprehensive losses were attributable to adverse securities markets during those years, including the effects of declines in the telecommunications and technology sectors, a general economic recession and terrorist events.

During 2002, the Company achieved a 34% or $9,735,000 increase in premiums. A 114% increase in the Preneed Life segment accounts for essentially all of the net increase, along with approximate 2.5% increases in the Home Service Life and Dental segments, partially offset by moderate reductions in Broker Life and Other Accident and Health. Pretax segment profit (loss), excluding realized investment gains and losses and interest expense, was ($554,000), $460,000 and $36,000 for 2002, 2001, and 2000 respectively. The decline in 2002 was primarily attributable to lower interest yields and adverse mortality, while the 2001 improvement was primarily attributable to increased Preneed Life production.

The Company repurchased 29,987, 41,400 and 9,000 shares of its common stock during 2002, 2001, and 2000 respectively, at average prices of $4.65, $9.58 and $11.58 per share, respectively.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, agent receivables, intangible assets, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies, judgments and estimates, which have been discussed with the Audit Committee of the Board of Directors, critically impact preparation of its consolidated financial statements.

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, many of which are seeking to exploit recent technology advancements. The majority of these are publicly traded and many have experienced volatile market prices. We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. These evaluations involve significant judgment. Our evaluation consists of a review of qualitative and quantitative factors, including analysis of the company's competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Goodwill and Intangible Impairment. Assessing recoverability of the Company's goodwill and other intangibles (including deferred policy acquisition costs and value of insurance acquired) requires assumptions regarding estimated future cash flows and other factors (see Policy Liabilities below) to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142,
"Goodwill and Other Intangible Assets," and performed an evaluation for potential impairment. The Company concluded that no impairment adjustment was necessary for its goodwill or other intangible assets.

Policy Liabilities and Policy Intangible Assets. Establishing policy liabilities and related intangible assets, including deferred acquisition costs and the value of acquired insurance, for the Company's long-duration insurance contracts requires making many assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, material financial statement adjustments could be required.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for the valuation allowance, the Company has considered ongoing prudent and feasible tax planning strategies but has not assumed future taxable income. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period such determination was made.

Litigation. As further described in Note 12 of the Notes to Consolidated Financial Statements, United Liberty is party to an outstanding lawsuit concerning payment of policyholder dividends. The Company is currently unable to determine whether an unfavorable outcome of this action is likely, and no provision has been recorded for an unfavorable outcome. Accordingly, if an unfavorable outcome occurs, a financial statement adjustment would be required.


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

Citizens Insurance Company

On October 14, 1999, the Company acquired 100% of the stock of Citizens Insurance (formerly Kentucky Insurance Company) from an unaffiliated insurance holding company (the "Citizens Insurance Acquisition"). Citizens Insurance is licensed as a property and casualty insurance company in six states and has approximately $3.6 million of statutory capital and surplus; however, it currently has no insurance operations. The aggregate purchase price for the

Citizens Insurance Acquisition was approximately $3,550,000 (including net costs associated with the transaction of approximately $50,000).

United Liberty Life Insurance Company

On May 12, 1998, the Company and Citizens Security acquired 100% of the common stock of United Liberty from an unaffiliated insurance holding company (the "United Acquisition"). The aggregate purchase price for the United Acquisition was approximately $7,076,000 (including net costs associated with the acquisition of approximately $445,000). In conjunction with the acquisition, the seller retained approximately $2,100,000 of United Liberty's real estate related and other assets, which were replaced with cash by Citizens Security.


FINANCIAL POSITION

Assets. At December 31, 2002, the Company's available-for-sale fixed maturities had a fair value of $103,953,815 and amortized cost of $101,161,174. The Company's fixed maturities portfolio increased approximately 33% during 2002 and 5% during 2001, on an amortized cost basis. These increases are primarily attributable to Preneed Life sales growth. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 2002.

        Standard & Poor's Corporation Rating    Amortized Cost 1    Fair Value 2
        -------------------------------------- ----------------- ---------------
        Investment grade:
                 AAA to A-                         $ 80,102,193    $ 83,103,323
                 BBB+ to BBB-                        15,852,485      16,054,042
        -------------------------------------- ----------------- ---------------
        Total investment grade                       95,954,678      99,157,365
        Non-investment grade:
                 BB+ to BB-                           2,651,515       2,589,976
                 B+ to B-                             1,431,094       1,282,473
                 CCC+ to C                              658,941         461,650
                 CI to not rated                        464,946         462,351
        -------------------------------------- ----------------- ---------------
        Total non-investment grade                    5,206,496       4,796,450
        -------------------------------------- ----------------- ---------------
        Total fixed maturities                     $101,161,174    $103,953,815
        -------------------------------------- ----------------- ---------------

          1 Net of write-downs on bonds whose decline in value is believed to be other-than-temporary
          2 Fair values as of December 31, 2002 were obtained primarily from Interactive Data Corporation.

The Company believes it has a well diversified portfolio and has no plans to adjust its non-investment grade portfolio significantly, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 5.1% and 6.7% of the fixed maturities portfolio, on an amortized cost basis at December 31, 2002 and 2001, respectively. During 2002, the Company recognized approximately $501,000 of impairment losses on fixed maturities, with the majority of these related to the airline and telecommunication industries. The Company is monitoring its fixed maturity portfolio and, although it has no specific projections, if the overall economy does not improve, additional impairments could occur during 2003.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 2002.

                                                    Non-Investment Grade
          December 31, 2002                   Amortized Cost         Fair Value
          ------------------------------- ------------------- ------------------
          Largest                                   $507,176           $525,000
          Second largest                             449,643            267,486
          Third largest                              408,411            390,000
          Fourth largest                             387,727            385,084
          ------------------------------- ------------------- ------------------
          Total                                   $1,752,957         $1,567,570
          ------------------------------- ------------------- ------------------

The Company had no guarantee or other type of enhancement associated with the issuers represented above.

During 2002, the Company's investment in equity securities increased $53,000 on a cost basis and decreased $355,000 on a fair value basis, after decreasing $6,622,000 and $4,461,000 on a cost and fair value basis, respectively, during 2001. As of December 31, 2002 and 2001, there were $653,000 and $1,062,000 respectively, of unrealized gains on equity securities, compared to $1,099,000 of unrealized losses at December 31, 2000.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management's opinion are other-than-temporary. These reviews can involve qualitative and quantitative information relating to an individual company or industry and general factors impacting the economy. However, due to wide market fluctuations occurring during the past two years, determining whether declines are temporary has become much more complex and judgmental. These reviews resulted in the recognition of impairment losses on equity securities totaling $754,000 during 2002 ($141,000, $315,000, $250,000 and $48,000 for the first through fourth quarters, respectively). In addition, $501,000 of impairment losses were recognized on fixed maturities during 2002 ($133,000, $88,000, and $280,000 during the second, third, and fourth quarters, respectively). During 2002, equity securities were sold which contained impairment writedowns of $1,531,000.

Citizens Security owns the building in which the Company and its subsidiaries maintain their home offices. They occupy approximately 31% of the building with the balance leased to third-party tenants. Market conditions for this property are generally favorable. An updated appraisal obtained during 2002 indicates the market value of the property is approximately $2,500,000 higher than its carrying value.

At December 31, 2002 the Company has recorded $756,000 of goodwill and $13,533,000 of other intangible assets for deferred policy acquisition costs and value of insurance acquired. As noted in the above discussion of critical accounting policies and estimates, these intangibles, and the recorded value of policy liabilities, are based on many assumptions that require substantial estimates and judgment. In connection with adoption of SFAS No. 142, the Company reassessed the assumptions supporting these values. Although no impairment was considered necessary, a continued historically low interest rate environment could require adjustment of these recorded values.

Liabilities. A comparison of total policy liabilities as of December 31, 2002, 2001 and 2000 is shown below. Approximately 87% of the 2002 total consists of insurance policy benefit reserves while policyholder deposit liabilities represent 13% of the total.

      Year Ended December 31              2002            2001             2000
      ------------------------ ---------------- --------------- ----------------
      Home Service Life           $ 33,970,723    $ 32,609,959     $ 31,543,557
      Broker Life                   45,054,589      44,414,974       44,631,499
      Preneed Life                  38,971,203      27,512,646       23,094,830
      Dental                           524,249         565,119          610,111
      Other Health                   2,194,869       2,137,079        2,143,247
      ------------------------ ---------------- --------------- ----------------
      Total                       $120,715,633    $107,239,777     $102,023,244
      ------------------------ ---------------- --------------- ----------------

Home Service Life sales have been favorable in recent years, with net growth in policy liabilities of 4.2% and 3.4% in 2002 and 2001, respectively, through a combination of attracting new producers and continuing to focus on meeting the needs of existing customers and agents. The Broker Life segment's 2002 policy liability net increase of $640,000 resulted primarily from normal aging of existing reserves. A significant portion of the $217,000 decrease in Broker Life policy liabilities during 2001 relates to expiration of a withdrawal waiting period for the NAIL business acquired during 2000. During 2002 and 2001, the Company increased Preneed Life production through arrangements with several third party marketing groups and its internal marketing organization, with significant growth occurring in Ohio, Pennsylvania, Kentucky, Indiana, and North Carolina. A significant portion of this growth consists of single premium policies whereby individuals are fully funding their funeral costs. Due to the lower interest rate environment, the Company has reduced the rate of annual increases in benefit amounts and is in the process of reducing some agent commission schedules. Accordingly, depending on competitor responses, future business growth could be adversely impacted. The Company's Dental products are annual term coverages; accordingly, policy liabilities for this segment are not significant. The Other Health segment business is not a significant marketing focus.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 2002.

Year Ended December 31, 2002             Total     Annuity and       Universal
                                                         Other            Life
-------------------------------- --------------- --------------- ---------------
Beginning Balance                  $15,917,731     $ 9,907,941     $ 6,009,790
Deposits                               741,863         168,084         573,779
Withdrawals                         (1,698,063)       (781,182)       (916,881)
Interest Credited                      781,762         510,239         271,523
-------------------------------- --------------- --------------- ---------------
Ending Balance                     $15,743,293     $ 9,805,082     $ 5,938,211
-------------------------------- --------------- --------------- ---------------

As indicated above, total policyholder deposits decreased by a net $174,000 during 2002. The Company is not devoting significant marketing effort towards Annuity, Universal Life and other deposit products and has elected not to aggressively compete in crediting excess interest on such products.


CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three fiscal years.

      Year Ended December 31               2002            2001            2000
      ------------------------- ---------------- --------------- ---------------
      Home Service Life              $7,334,030      $7,152,242      $6,906,473
      Broker Life                     3,621,053       3,812,841       3,664,072
      Preneed Life                   17,993,645       8,397,911       3,982,948
      Dental                          8,182,483       7,988,620       7,892,356
      Other Health                    1,347,939       1,392,762       1,376,575
      ------------------------- ---------------- --------------- ---------------
      Total                        $ 38,479,150    $ 28,744,376    $ 23,822,424
      ------------------------- ---------------- --------------- ---------------

Home Service Life premium increased 2.5% and 3.6% during 2002 and 2001, respectively. New sales levels continue to be favorable, at levels which more than exceed normal policy lapses. The Company continues to attract a number of successful, experienced Home Service agents without subsidizing inexperienced agents. In addition, the Company's program to automate and streamline agent field accounting continues to expand with favorable reaction among the agency force. During early 2003 the Company terminated a small Home Service marketing joint venture in two southern states with a much larger property and casualty insurance carrier. To mitigate effects of the lower interest rate environment, during the second quarter of 2003 the Company will be introducing premium rate increases on its Home Service products.

The 5% decrease in Broker Life premium during 2002 resulted from reduction of business provided by certain larger brokers during 2002 and continuing pressure from the overall economic slowdown on middle and lower-income consumers. The

Company is evaluating opportunities for revising its product design and commission rates to counteract the softening in demand for its simplified issue and graded benefit life policies. The 4.1% Broker Life premium increase during 2001 is primarily attributable to receiving a full year of premium on the NAIL business compared to receiving six months of additional premium during 2000.

The 114% increase in Preneed Life premium during 2002 and the 111% increase during 2001 resulted from intensified marketing efforts aimed at defining the Company as a committed participant in this market, successfully negotiating competitive third-party marketing agreements, implementing various product enhancements, and positive referrals from customers who comment favorably on the Company's organization and customer service. However, as described above, in early 2003, the Company modified certain policy benefits and commissions which may reduce future premium production.

The 2.4% growth in Dental premium during 2002 resulted primarily from normal inflationary increases, while the 1.2% growth during 2001 was impacted by loss of a large group case. During the past two years, new business production has become increasingly competitive as larger providers expand their marketing initiatives. However, the Company has historically maintained strong customer and agent loyalty by continuing to improve customer service, including sales and administrative support functions.

The Company has not been actively marketing Other Health coverages for several years. However, in response to agent requests, certain cancer and disability protection products have been updated and promoted. Pricing, underwriting, and claims experience on these products are closely monitored.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current market environment. This practice has historically resulted in holding significant equity security positions, which tend to dampen current income yields in favor of an overall total return focus. The Company's equity securities comprised 6.5% and 8.6% of its total investment portfolios at December 31, 2002 and 2001, respectively. The Company's investment income yields were 4.8%, 5.6%, and 4.9% for 2002, 2001, and 2000, respectively. The 2002 yield decline resulted primarily from substantially lower interest rates on new investments and the Company's 33% net addition to its fixed maturity portfolio during the year, much of which is attributable to additional Preneed Life business. The 2001 yield increase resulted primarily from carrying significantly lower levels of equity securities and higher levels of fixed maturity investments. Although the Company's total return on investments has historically been very favorable, returns for the past three years have been severely impacted by declines in the telecommunications and technology sectors, a general economic recession and the effect of terrorist events on the securities markets. As detailed below, net realized and unrealized investment losses totaled approximately $(11,953,000) for the three years ended December 31, 2002, while net realized and unrealized gains totaled approximately $14,200,000 for the two years ended December 31, 1999. The Company does not anticipate continued severe deterioration in the securities markets, although some additional losses on fixed income securities may occur if the overall economic slowdown continues. At December 31, 2002, the Company's investment portfolios are somewhat more conservatively positioned compared to prior years, and they contain a net unrealized gain outstanding of $3,446,000. Below is an approximate calculation of investment income yields and total return rates for the five years ending December 31, 2002.

Year Ended December 31,                    2002            2001             2000            1999            1998
-------------------------------- --------------- --------------- ---------------- --------------- ---------------
Investment Income                    $5,665,596      $6,274,143       $5,993,362      $5,885,312      $5,190,322

Gains and Losses:
  Fixed Maturities:
     Realized gains (losses)          (228,710)     (1,260,092)        1,061,089         243,949         827,204
     Unrealized gains (losses)        1,130,402       2,303,205      (1,655,112)     (1,804,929)       1,158,586
-------------------------------- --------------- --------------- ---------------- --------------- ---------------
     Net Fixed Maturities               901,692       1,043,113        (594,023)     (1,560,980)       1,985,790

  Equity Securities:
     Realized gains (losses)        (2,241,058)     (7,123,269)          119,790       9,131,390       2,848,285
     Unrealized gains (losses)        (408,399)       2,160,985      (5,812,184)       2,238,293        (454,225)
-------------------------------- --------------- --------------- ---------------- --------------- ---------------
     Net Equity Securities          (2,649,457)     (4,962,284)      (5,692,394)      11,369,683       2,394,060

-------------------------------- --------------- --------------- ---------------- --------------- ---------------
Total Gains and Losses              (1,747,765)     (3,919,171)      (6,286,417)       9,808,703       4,379,850

-------------------------------- ---------------- --------------- --------------- --------------- ---------------
Total Return                          $3,917,831      $2,354,972      $(293,055)    $ 15,694,015     $ 9,570,172
-------------------------------- ---------------- --------------- --------------- --------------- ---------------

Average Cash and Investments        $117,460,000    $112,980,000    $121,810,000    $115,050,000     $98,436,000

Yield - Income                              4.8%            5.6%          4.9 %             5.1%            5.3%
Yield - Total Return                        3.3%            2.1%          (0.2)%           13.6%            9.7%


Segment Earnings. The 2002 loss before income tax and the cumulative effect of a change in accounting principle was $3,329,000 compared to a loss of $7,984,000 in 2001 and income of $448,000 in 2000. Pretax profit (loss) is shown below for the Company's five business segments, along with total realized investment gains and interest expense.

Year Ended December 31                                            2002              2001             2000
------------------------------------------------------ ----------------- ---------------- -----------------
Segment Profit (Loss):
   Home Service Life                                      $    275,809      $    382,723       $  200,479
   Broker Life                                                (265,488)           74,960          299,777
   Preneed Life                                               (670,349)         (264,488)        (827,265)
   Dental                                                      297,740           256,385          331,206
   Other Health                                               (191,289)           10,847           32,186
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                             (553,577)          460,427           36,383
   Net realized investment gains (losses)                   (2,469,768)       (7,911,829)       1,180,879
   Interest expense                                            305,715           532,962          769,132
------------------------------------------------------ ----------------- ---------------- -----------------
   Income (Loss) before income tax and cumulative         $ (3,329,060)     $ (7,984,364)      $  448,130
   effect of a change in accounting principle
------------------------------------------------------ ----------------- ---------------- -----------------

During 2002, the Company's investment income yield declined approximately 73 basis points. Accordingly, since the Company allocates investment income to each business segment based on average net policy reserves, each of the three life insurance segments were adversely impacted by investment yields during 2002. In addition, the 2002 Home Service Life profit was adversely impacted by increased mortality, partially offset by lower expenses, while 2001 profit benefited from sales growth and improved mortality results. The 2002 Broker Life earnings decrease resulted primarily from the lower investment yield while the 2001 decrease resulted primarily from increased mortality and expenses. The 2002 Preneed Life loss resulted from lower investment yields, unfavorable mortality, and increased expenses. During 2002, the Company accepted a significant amount of single-premium business, which generally has higher than average mortality rates. In addition, significant management and marketing resources were devoted to this business. To improve profitability, annual benefit growth rates were reduced twice during 2002, and in early 2003, certain commission rates were reduced and agent contracts revised to encourage production of the more profitable multi-pay products. The 2001 Preneed Life loss improved approximately $563,000 from the prior year while premium increased approximately 111%. This volume growth leveraged fixed costs and improved per-policy profitability. Although the Company is optimistic about improving profitability in this highly competitive market, if adverse profitability trends continue, several options are available. These options, including further lowering discretionary annual benefit increases and adjusting premiums and commissions on new business, could further adversely impact the Company's ability to compete for new business.


Information regarding Dental profitability is included below. The "contribution margin" shown below is a direct margin without allocable investment income and general expense.

Year Ended December 31                  2002            2001              2000
---------------------------- ---------------- --------------- -----------------
Premium                           $8,182,483      $7,988,620        $7,892,356
Claims and Reserves               $5,634,940      $5,551,624        $5,369,742
Contribution Margin               $1,560,208      $1,465,017        $1,516,948
Claim Ratio                             68.9%           69.5%             68.0%

The overall Dental contribution margin increased slightly during 2002 due to improved claim levels. The 2001 contribution margin decrease resulted from somewhat higher claims. Also, beginning in 2001 the Company began encountering more competition as additional insurers are expanding in the Dental market and Dental providers are continuing to provide higher levels of care to patients. The Company is continuing its ongoing efforts to maintain profitability in this line by reconfiguring products to provide adequate margins for the various dental procedures, utilizing a third-party company to provide expert assistance with ongoing adjudication of claims, and continuing its program of aggressive renewal underwriting and re-rating. The Company has not devoted significant marketing effort towards its Other Health products in recent years. However, during 2002, a significant increase in disability claims occurred, with a concentration in New Jersey. The Company has strengthened underwriting practices in this area and has taken steps towards filing for a rate increase on its disability products. In addition, during 2001 the Company implemented significant rate increases on certain older blocks of Other Health business.


Income Taxes. Historically, the Company has experienced a relatively low effective income tax rate, due primarily to the small life insurance company deduction. The effective rate was approximately 23% and 26% in 2002 and 2001, respectively. The effective rate was much higher in 2000, due to state and local income taxes on the parent company's investment gains along with an increased valuation allowance on deferred tax assets.

The small life insurance company deduction allows the Life Insurance Subsidiaries to reduce their taxable income by 60% before computing their current provisions for regular or alternative minimum tax. However, for purposes of computing deferred income tax liabilities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company is precluded from assuming the small life insurance company deduction will be available in the future. Accordingly, by disallowing this deduction, SFAS No. 109 significantly increases the deferred taxes on the Life Insurance Subsidiaries' temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax may actually be paid on these net liabilities (when realized) at a rate potentially as low as 17% (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 7 of the Notes to Consolidated Financial Statements. All deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities or by carryback to recapture prior years' taxes paid on operating income and capital gains. The deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Life Insurance Subsidiaries. Due to the impact of the small life insurance company deduction, the Life Insurance Subsidiaries record a valuation allowance to reduce deferred tax assets (associated with temporary differences) to their expected benefit rate of approximately 17%, rather than 34%. The Company's valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

Statutory Insurance Information. For insurance regulatory and rating purposes, the Insurance Subsidiaries report on the basis of statutory accounting principles ("SAP"). As described in Note 8 of the Notes to Consolidated Financial Statements, effective January 1, 2001 portions of SAP were revised by a process called "Codification". In recent years, various state insurance departments and the NAIC have expressed concern, essentially about the "rate of return" earned by holders of small face amount life policies, potentially including Preneed policies. Although the Company does not believe calculating a simple "rate of return" or premium "pay-back" measure is meaningful for traditional life insurance products, certain state insurance regulators are considering actions that could alter the profitability of existing contracts or eliminate small face amount policies as a viable product offering. During 2002, A.M. Best Company ("Best") affirmed Citizens Security's B- rating. This rating was previously lowered from a B in 2001. United Liberty's rating has remained at B- by Best since it was acquired in 1998, and Citizens Insurance, due to its lack of insurance operations, is not rated.

During December 2002, Citizens Financial strengthened the statutory capital position of Citizens Security by acquiring $2,000,000 of Citizens Security redeemable preferred stock. During January 2001, Citizens Financial contributed 100% of the capital stock of Citizens Insurance to Citizens Security. The statutory value of this contribution was $3,540,555. Citizens Security has reported its investments in United Liberty and Citizens Insurance on the equity method of accounting, since their acquisition in 1998 and 2001, respectively. However, beginning in 2001, Codification changed the statutory equity method of accounting to preclude a parent insurer from recording as income, its share of undistributed subsidiary earnings. Accordingly, Citizens Security's net income includes United Liberty's net earnings of $404,553, $234,853, and $289,489, in 1998, 1999, and 2000, respectively. For 2001 and 2002, Citizens Security reported as income the $292,000 and $214,000 respectively, of dividend distributions which it received from United Liberty. At December 31, 2002, Citizens Security reported its investments in United Liberty and Citizens Insurance at their statutory equity values of $2,159,092 and $3,783,528, respectively. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income, net operating income, statutory capital and surplus, asset reserves, and capital ratios for Citizens Security for the five years ended December 31, 2002.

                                           Net       Statutory            Asset
   Year Ended              Net       Operating     Capital and        Valuation      Capital
  December 31    Income (Loss)   Income (Loss)         Surplus        Reserves1       Ratio2
--------------- --------------- --------------- --------------- ---------------- ------------
      2002         $(1,184,496)      $ (64,815)     $9,903,639        $ 862,732        11.6%
      2001         $(3,497,701)      $ 361,863      $9,687,289        $ 978,418        13.6%
      2000          $1,868,575       $ 715,250      $8,315,902       $1,589,735        13.7%
      1999          $4,945,708       $ 568,436     $12,942,331       $4,335,111        22.4%
      1998          $3,662,188      $1,105,631     $11,227,528       $3,606,655        20.5%
--------------- --------------- --------------- --------------- ---------------- ------------

   1 Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders' surplus to reduce the impact of realized and unrealized investment losses. The 1998 through 2002 amounts also include United Liberty's asset valuation reserves.
   2 Represents Statutory Capital and Surplus plus Asset Valuation Reserves divided by invested assets plus cash.

During 2002, statutory capital and surplus and asset valuation reserves increased approximately $101,000. This increase resulted primarily from the $2,000,000 issuance of preferred stock described above, net of the $1,184,000 net loss for the year and $950,000 of unrealized losses. During 2001, statutory capital and surplus and asset valuation reserves increased approximately $760,000. This increase resulted primarily from the Citizens Insurance capital contribution noted above, plus $1,082,000 of unrealized gains offsetting the $3,498,000 net loss and a $572,000 increase in nonadmitted assets. During 2000, statutory capital and surplus and asset reserves decreased by approximately $7,413,000. This decrease resulted primarily from $1,869,000 of statutory net income offset by $7,875,000 of unrealized losses and a $1,200,000 redemption of Citizens Security's preferred capital stock. During 1999, statutory capital and surplus and asset reserves increased by approximately $2,443,000. This increase resulted primarily from $4,946,000 of statutory net income offset by a $1,200,000 redemption of preferred capital stock, and a $1,000,000 shareholder dividend paid. During 1998, statutory capital and surplus and asset reserves increased by approximately $2,454,000. This increase resulted primarily from $3,662,000 of statutory net income offset by a $1,500,000 redemption of preferred capital stock, along with unrealized investment gains.

In addition to the statutory totals shown above, Citizens Insurance generated statutory net income of approximately $63,000, $76,000, and $93,000 during, 2002, 2001, and 2000, respectively without remitting any dividends to its parent.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first year premiums. Accordingly, a statutory loss (surplus strain) often occurs on these sales during the first policy year. Historically, the Company's level of life insurance sales has not significantly impacted statutory surplus. However, as multi-pay Preneed Life sales increase, the Company anticipates that surplus strain will dampen statutory earnings.


CASH FLOW AND LIQUIDITY

Due to losses during the past three years and the adverse impact of the low interest rate environment on operating results, during 2002 the Company borrowed $2,000,000 from its Chairman to strengthen the statutory capital position of its principal insurance subsidiary. The Company also has $5,779,168 of commercial bank debt outstanding, with scheduled repayments due through 2007. During 2002, the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received a waiver of such violation through December 31, 2002. However, since the Company is not assured of meeting this covenant throughout 2003, the full balance of $5,779,168 can be considered payable within one year. Although the Company does not expect the full balance to be called during 2003, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2003 debt obligations and, with other available assets, will probably be adequate to service debt obligations through 2004. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $3,000,000 if necessary, which could service debt obligations through the majority of 2006. Additional information regarding debt obligations is included in Note 5 of the Notes to Consolidated Financial Statements.

The Company is completing a strategic review of its products and operations. A key element of this initiative is mitigating the significant losses incurred on the Preneed Life business segment and strengthening profitability in the Broker Life and Home Service Life segments.

The Company generated approximately $16,554,000 and $6,394,000 of cash flow from operations during 2002 and 2001, respectively, while using $467,000 of cash from operations in 2000. The 2002 and 2001 increases are principally attributable to growth of Preneed Life premium collections. The 2000 decrease is principally attributable to Federal income tax deposits required early in the year.

Cash used by investment activities of $27,877,000 and $5,555,000 during 2002 and 2001 respectively, relates primarily to investing additional Preneed Life premiums in fixed maturity securities, although the 2002 total also includes investing $11,734,000 of cash and short term balances outstanding at December 31, 2001. Cash provided by investment activities during 2000 of $4,488,000 resulted primarily from a reduction in equity portfolio positions and net cash received from acquisition of the NAIL business, partially offset by additional property and equipment expenditures, including a fractional aircraft ownership share. The $412,000 of cash used by financing activities during 2002 includes $1,317,000 of debt repayments and $956,000 of net withdrawals of policyholder deposits, partially offset by additional borrowings of $2,000,000. Cash used by financing activities during 2001 includes net withdrawals of policyholder deposits of approximately $1,200,000, debt repayments of $904,000 and common stock repurchases of $396,000. Cash used by financing activities during 2000 includes net withdrawals of policyholder deposits of approximately $1,920,000 and debt repayments of $500,000. The policyholder deposit withdrawals are principally due to the Company's decision not to aggressively compete in crediting higher interest returns on such funds.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in prices of equity securities and interest rates. Although the Company experienced negative total returns on its equity portfolio during the past three years, historically these returns have been very favorable and the Company has successfully managed the risk of equity security price fluctuations over many years. As described above, the Company does not anticipate that investment markets will continue to deteriorate at the rate encountered during the past three years. The Company and its investment advisory firm, SMC Advisors, Inc., devote significant attention to the equity markets and reposition the Company's portfolio upon detection of adverse risk trends associated with individual securities or overall markets. SMC Advisors, Inc. also manages market risks associated with investments in option securities, as described in Note 3 of the Notes to Consolidated Financial Statements. The fair value of the Company's equity portfolio was approximately $7,762,000 and $8,117,000 at December 31, 2002 and 2001, respectively. Accordingly, a 10% decline in equity prices would have reduced the fair value of the Company's equity portfolio by $776,200 and $811,700 at December 31, 2002 and 2001, respectively. The average cost value of the Company's equity portfolio was $6,967,000 and $9,737,000 during 2002 and 2001, respectively.

Regarding interest rate risk, the value of the Company's fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. Management estimates that a 100 basis point increase in interest rates ("rate shock") would have decreased the fair value of its $104.0 million fixed maturity portfolio by approximately 3.2% or $3.3 million at December 31. 2002 and 2.8% or $2.2 million at December 31, 2001. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company's policy liabilities bear fixed rates. However, approximately 45% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Insurance Subsidiaries. The Company's cash flow testing
(described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company's fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. At December 31, 2002 cash and fixed-maturity investments with maturities of less than five years equaled approximately 60% of total policy liabilities. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company's debt varies quarterly and is therefore also subject to interest rate risk. For its commercial bank debt, the Company elects the lower of the prime lending rate or the one-month LIBOR rate plus 2.75%. For its related party debt, the interest rate is the higher of 6% or the commercial bank prime lending rate plus 1%. At December 31, 2002, the weighted average rate on the Company's $7,779,168 of borrowings was 4.64%. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

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

The Life Insurance Subsidiaries' most recent cash flow testing, which was completed in February 2003, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-20 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of the Life Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Life Insurance Subsidiaries' business could negatively impact testing results and require the initiation of corrective measures.

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


FORWARD-LOOKING INFORMATION

All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

     |X| the market value of the Company's investments, including stock market performance and prevailing interest rate levels (see the Cash Flow and Liquidity section of this Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations);
     |X| customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
     |X| mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company's insurance products;
     |X| regulatory changes or actions, including those relating to regulation of insurance products and insurance companies (see the State Insurance Regulation section of Item 1 - Business);
     |X| ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
     |X| general economic conditions and increasing competition which may affect the Company's ability to sell its products;
     |X| the Company's ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
     |X| unanticipated adverse litigation outcomes (see Item 3 - Legal Proceedings); and
     |X| changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                 CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES



Financial Statements For Full Fiscal Years                                  Page

    Report of Independent Auditors............................................26

    Consolidated Statements of Operations for the
    years ended December 31, 2002, 2001 and 2000  ............................27

    Consolidated Statements of Financial Condition at
    December 31, 2002 and 2001................................................28

    Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 2002, 2001 and 2000......................30

    Consolidated Statements of Cash Flows for the
    years ended December 31, 2002, 2001 and 2000..............................31

    Notes to Consolidated Financial Statements................................32




Financial Statement Schedules

    Schedule   I  -  Summary of Investments - Other than Investments
                      In Related Parties......................................47

    Schedule  II  -  Condensed Financial Information of Registrant............48

    Schedule III  -  Supplementary Insurance Information......................51

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

                         REPORT OF INDEPENDENT AUDITORS



The Shareholders and Board of Directors
Citizens Financial Corporation


We have audited the accompanying consolidated balance sheets of Citizens Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at
Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Louisville, Kentucky
March 14, 2003

                                            Citizens Financial Corporation and Subsidiaries
                                                 Consolidated Statements of Operations

Year Ended December 31                                             2002                 2001                 2000
---------------------------------------------------- -------------------- -------------------- --------------------
Revenues:
   Premiums and other considerations                       $ 39,722,589         $ 29,969,756         $ 24,834,809
   Premiums ceded                                            (1,243,439)          (1,225,380)          (1,012,385)
---------------------------------------------------- -------------------- -------------------- --------------------
      Net premiums earned                                    38,479,150           28,744,376           23,822,424
   Net investment income                                      5,665,596            6,274,143            5,993,362
   Net realized investment gains (losses)                    (2,469,768)          (7,911,829)           1,180,879
   Other income                                                 427,440              256,229              297,947
---------------------------------------------------- -------------------- -------------------- --------------------
Total Revenues                                               42,102,418           27,362,919           31,294,612

Policy Benefits and Expenses:
   Policyholder benefits                                     19,210,582           17,537,817           16,881,624
   Policyholder benefits ceded                               (1,340,821)          (1,129,446)          (1,074,788)
---------------------------------------------------- -------------------- -------------------- --------------------
      Net benefits                                           17,869,761           16,408,371           15,806,836
   Increase in net benefit reserves                          13,226,999            5,846,674            2,705,133
   Interest credited on policyholder deposits                   781,988              734,687              888,428
   Commissions                                                7,394,498            6,414,289            5,047,274
   General expenses                                           6,246,475            6,145,361            5,775,093
   Interest expense                                             305,715              532,962              769,132
   Policy acquisition costs deferred                         (2,712,796)          (3,177,040)          (1,832,617)
   Amortization expense:
      Deferred policy acquisition costs                       1,445,740            1,279,485              539,062
      Value of insurance acquired                               560,305              706,773              766,498
      Goodwill                                                      ---               96,013               78,014
   Depreciation expense                                         312,793              359,708              303,629
---------------------------------------------------- -------------------- -------------------- --------------------
Total Policy Benefits and Expenses                           45,431,478           35,347,283           30,846,482
---------------------------------------------------- -------------------- -------------------- --------------------
Income (Loss) before income tax and cumulative               (3,329,060)          (7,984,364)             448,130
effect of a change in accounting principle
Income Tax Expense (Benefit)                                   (757,000)          (2,090,000)             210,000
---------------------------------------------------- -------------------- -------------------- --------------------
Income (Loss) before cumulative effect of a                  (2,572,060)          (5,894,364)             238,130
   change in accounting principle
Cumulative effect - prior years (since January 1,
1999) accounting for embedded options                               ---             (311,211)                 ---
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                           $(2,572,060)         $(6,205,575)       $     238,130
---------------------------------------------------- -------------------- -------------------- --------------------

Per Share Amounts:
Income (Loss) before cumulative effect of a
   change in accounting principle                                $(1.50)              $(3.39)              $ 0.14
Cumulative effect - prior years (since January 1,
   1999) accounting for embedded options                            ---                (0.18)                 ---
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                                $(1.50)              $(3.57)              $ 0.14
---------------------------------------------------- -------------------- -------------------- --------------------

See Notes to Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                            Consolidated Statements of Financial Condition



December 31
                                                                                         2002                2001
------------------------------------------------------------------------ -------------------- --------------------
ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost of $101,161,174
      and $75,872,277 in 2002 and 2001, respectively)                         $ 103,953,815        $  77,534,516
      Equity securities (cost of $7,108,735 and
      $7,055,402 in 2002 and 2001, respectively)                                  7,761,892            8,116,958
   Investment real estate                                                         3,252,424            3,438,345
   Mortgage loans on real estate                                                        ---              156,000
   Policy loans                                                                   4,239,128            4,136,649
   Short-term investments                                                           632,381              652,192
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                               119,839,640           94,034,660





Cash and cash equivalents                                                         6,699,171           18,433,626
Accrued investment income                                                         1,330,036            1,390,550
Reinsurance recoverable                                                           2,886,256            2,755,680
Premiums receivable                                                                 215,759              215,520
Property and equipment                                                            2,767,763            2,862,727
Deferred policy acquisition costs                                                 9,915,288            8,579,423
Value of insurance acquired                                                       3,617,602            4,177,907
Goodwill                                                                            755,782              755,782
Federal income tax receivable                                                       250,158            2,854,933
Other assets                                                                        164,077              536,275
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 148,441,532        $ 136,597,083
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                            Consolidated Statements of Financial Condition



December 31
                                                                                         2002                2001
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES
Policy liabilities:
   Future policy benefits                                                     $ 102,649,565        $  89,337,560
   Policyholder deposits                                                         15,743,293           15,917,731
   Policy and contract claims                                                     1,797,195            1,442,356
   Unearned premiums                                                                247,625              252,730
   Other                                                                            277,955              289,400
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        120,715,633          107,239,777

Note payable - bank                                                               5,779,168            7,095,834
Note payable - related party                                                      2,000,000                  ---
Accrued expenses and other liabilities                                            1,851,467            1,748,753
Deferred federal income tax                                                         234,632              510,236
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               130,683,900          116,594,600



COMMITMENTS AND CONTINGENCIES



SHAREHOLDERS' EQUITY

Common stock, 6,000,000 shares authorized;
   1,686,828 and 1,716,815 shares issued and
   outstanding in 2002 and 2001, respectively                                     1,686,828            1,716,815
Additional paid-in capital                                                        7,176,480            7,285,938
Accumulated other comprehensive income                                            2,223,759            1,757,105
Retained earnings                                                                 6,670,565            9,242,625
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       17,757,632           20,002,483
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                     $148,441,532        $ 136,597,083
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                            Consolidated Statements of Shareholders' Equity



                                                                        Accumulated
                                                        Additional         Other
                                          Common         Paid-in       Comprehensive   Retained          Comprehensive
                                          Stock          Capital       Income (Loss)   Earnings            Loss Total
----------------------------------- ---------------- ---------------- -------------- -------------       --------------

Balance at January 1, 2000               $ 1,767,215  $ 7,736,201      $ 3,322,971   $ 15,210,070
   Net Income                                                                             238,130         $    238,130
   Net unrealized depreciation of                                       (4,896,265)                         (4,896,265)
     available for sale securities
                                                                                                         --------------
   Comprehensive loss                                                                                     $(4,658,135)
                                                                                                         ==============
   Common stock repurchases                  (9,000)      (95,213)

----------------------------------- ---------------- ---------------- -------------- -------------
Balance at December 31, 2000             $1,758,215    $7,640,988      $(1,573,294)  $15,448,200
   Net Loss before cumulative
     effect of a change in
     accounting principle                                                             (5,894,364)         $(5,894,364)
   Cumulative effect - prior
     years accounting for                                                  311,211      (311,211)                 ---
     embedded options
   Net unrealized appreciation of                                        3,019,188                          3,019,188
     available for sale securities
                                                                                                         --------------
   Comprehensive loss                                                                                     $(2,875,176)
                                                                                                         ==============
   Common stock repurchases                 (41,400)     (355,050)

----------------------------------- ---------------- ---------------- -------------- -------------
Balance at December 31, 2001             $1,716,815    $7,285,938       $1,757,105     $9,242,625
   Net Loss                                                                           $(2,572,060)        $(2,572,060)
   Net unrealized appreciation of                                          466,654                            466,654
     available for sale securities
                                                                                                         --------------
   Comprehensive loss                                                                                     $(2,105,406)
                                                                                                         ==============
   Common stock repurchases                (29,987)      (109,458)

----------------------------------- ---------------- ---------------- -------------- -------------
Balance at December 31, 2002             $1,686,828    $7,176,480       $2,223,759   $6,670,565
=================================== ================ ================ ============== =============

See Notes to Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                                 Consolidated Statements of Cash Flows

Year Ended December 31                                                  2002                 2001           2000
---------------------------------------------------------- --------------------- ------------------- ------------------

Cash Flows from Operations:
Net income (loss)                                              $ (2,572,060)         $ (6,205,575)       $    238,130
Adjustments reconciling to cash from operations:
   Increase in benefit reserves                                  13,296,995             5,979,218           1,810,331
   Increase (decrease) in claim liabilities                         354,839              (374,591)            305,543
   (Increase) decrease in reinsurance recoverable                  (130,576)              (68,933)            920,602
   Interest credited on policyholder deposits                       781,762               734,687             888,428
   Provision for amortization and depreciation,
      net of deferrals                                             (393,958)             (735,061)           (145,414)
   Amortization of premium and accretion
      of discount on securities purchased, net                       26,712              (138,180)             54,094
   Net realized investment (gains) losses                         2,469,768             7,911,829          (1,180,879)
   (Increase) decrease in accrued investment income                  60,514               (62,060)           (183,044)
   Change in other assets and liabilities                           468,709              (391,533)           (434,302)
   Deferred income tax expense (benefit)                           (413,000)              923,000          (1,545,000)
   (Increase) decrease in federal income taxes
      receivable                                                  2,604,775            (1,490,431)         (1,195,000)
   Cumulative effect - change in accounting principle                   ---               311,211                 ---
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash provided by (used in) Operations                        16,554,480             6,393,581            (466,511)

Cash Flows from Investment Activities:
Securities available-for-sale:
   Purchases - fixed maturities                                 (69,026,797)          (18,440,196)        (14,302,398)
   Purchases - equity securities                                (13,333,227)          (13,909,021)        (77,517,925)
   Sales - fixed maturities                                      43,724,194            13,210,562          14,362,095
   Sales - equity securities                                     10,922,498            13,829,235          81,928,028
Investment management and brokerage account fees                    (48,716)             (177,786)           (680,654)
Short-term investments sold (acquired), net                          19,811               (41,813)            (29,954)
Additions to real estate                                                ---              (154,262)           (139,232)
Additions to property and equipment, net                            (31,908)              (40,392)         (1,065,533)
Net cash received for insurance business and
   subsidiary acquisitions                                              ---                   ---           1,976,855
Other investing activities, net                                    (102,479)              168,763             (43,476)
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash provided by (used in) Investment Activities            (27,876,624)           (5,554,910)          4,487,806

Cash Flows from Financing Activities:
Policyholder deposits                                               741,863             1,006,892             866,778
Policyholder withdrawals                                         (1,698,063)           (2,205,095)         (2,785,603)
Proceeds from additional borrowings                               2,000,000                   ---                 ---
Payments on notes payable - bank                                 (1,316,666)             (904,166)           (500,000)
Repurchase of common stock                                         (139,445)             (396,450)           (104,213)
Repayment of brokerage advances                                         ---                   ---            (100,884)
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash used in Financing Activities                              (412,311)           (2,498,819)         (2,623,922)

---------------------------------------------------------- --------------------- ------------------- ------------------
Net Increase (Decrease) in Cash and Cash Equivalents            (11,734,455)           (1,660,148)          1,397,373
Cash and Cash Equivalents at Beginning of Period                 18,433,626            20,093,774          18,696,401
---------------------------------------------------------- --------------------- ------------------- ------------------
Cash and Cash Equivalents at End of Period                     $  6,699,171          $ 18,433,626        $ 20,093,774
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

The Life Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 3,500 sales representatives. Many of these also represent other insurance carriers. Approximately 600 of the agents specialize in the home service market while approximately 800 are Preneed representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.

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

We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. Our evaluation consists of a review of qualitative and quantitative factors, including analysis of the company's competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, we consider similar qualitative and quantitative factors and also take into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the company invested in, and such other factors as may be relevant. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Determining what constitutes an other-than-temporary decline involves significant judgment. Declines in fair value below cost not considered other-than-temporary in the current period could be considered other-than-temporary in a future period and reduce earnings to the extent of the write-down.

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

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 2002 was $2,361,180 ($2,333,330 at December 31, 2001).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Effective January 1, 2002, the Company discontinued amortizing goodwill and began testing for potential impairment of goodwill on an annual basis. Prior to 2002, the Company amortized goodwill over 10 to 20 years using the straight-line method. At December 31, 2002 and 2001, accumulated amortization was $412,861.

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 2002, accumulated amortization was $5,678,772 ($5,118,467 at December 31, 2001).

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

Participating insurance business constituted approximately 6% of ordinary life insurance inforce at December 31, 2002, 2001 and 2000, and 1%, 4%, and 4% of annualized ordinary life premium inforce at December 31, 2002, 2001, and 2000, respectively. Participating dividends are determined at the discretion of the Board of Directors.

Reserves on insurance policies acquired by purchase are based on assumptions considered appropriate as of the date of purchase. Assumed investment yields for such acquired policies range from 5.5% to 9.0%.

Premiums, Benefits and Expenses. Premiums for traditional individual life (including Preneed) and accident and health policies are reported as earned when due. Benefit claims (including an estimated provision for claims incurred but not reported), benefit reserve changes and expenses (except those deferred) are charged to expense as incurred. Deferred policy acquisition costs related to traditional life and accident and health policies are charged to expense over the life of the policy using methods and assumptions consistent with those used in estimating liabilities for future policy benefits. In determining whether a premium deficiency exists on short-duration policies, management does not give consideration to investment income.

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


Note  2--ACQUISITIONS

On July 7, 2000, the Company acquired, through an assumption reinsurance agreement, 100% of the inforce business of National Affiliated Investors Life Insurance Company ("NAIL") for a net cash purchase price of approximately $355,000. The acquisition was coordinated through the National Organization of Life and Health Guaranty Associations. The acquired business consisted primarily of individual life insurance with policy reserves and annual premium of approximately $3,500,000 and $300,000, respectively.

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

                                              Amortized            Gross Unrealized              Fair Value
December 31, 2002                                Cost            Gains           Losses       (Carrying Value)
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Fixed Maturities:
   U.S. Government obligations              $ 39,440,067       $ 1,241,430      $     7,864      $ 40,673,633
   Corporate securities                       51,650,022         1,876,778          683,232        52,843,568
   Mortgage-backed securities                 10,071,085           371,403            5,874        10,436,614
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Total                                       $101,161,174       $ 3,489,611       $  696,970      $103,953,815
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Equity Securities                          $   7,108,735       $   845,055       $  191,898     $   7,761,892
---------------------------------------- ----------------- ---------------- ----------------- ----------------


December 31, 2001
---------------------------------------- ----------------- ---------------- ----------------- ----------------
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

The annual change in net unrealized investment appreciation or depreciation, at December 31, 2002, 2001 and 2000, and the amount of net realized investment gain or loss included in net income for the respective years then ended are shown below. The 2002 change in net unrealized appreciation for fixed maturities shown below is after recognizing the January 1, 2001 pretax transition adjustment of approximately $471,532, as described in Note 16.

Year Ended December 31                                            2002              2001             2000
------------------------------------------------------ ----------------- ---------------- -----------------
Fixed maturities:
   Change in net unrealized appreciation                   $ 1,130,402       $ 2,303,205      $(1,655,112)
   Net realized gain (loss)                                $  (228,710)      $(1,260,092)     $ 1,061,089
Equity securities:
   Change in net unrealized appreciation                   $  (408,399)      $ 2,160,985      $(5,812,184)
   Net realized gain (loss)                                $(2,241,058)      $(6,651,737)     $   119,790

The amortized cost and fair value of investments in fixed maturities at December 31, 2002, by contractual maturity are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.


December 31, 2002                            Amortized Cost         Fair Value
------------------------------------------ ------------------ ------------------
Due in one year or less                       $  14,753,468      $  14,881,072
Due after one year through five years            49,355,130         50,889,915
Due after five years through ten years           17,894,409         18,475,601
Due after ten years                               9,087,082          9,270,613
------------------------------------------ ------------------ ------------------
Subtotal                                         91,090,089         93,517,201
Mortgage-backed securities                       10,071,085         10,436,614
------------------------------------------ ------------------ ------------------
Total                                         $ 101,161,174      $ 103,953,815
------------------------------------------ ------------------ ------------------

Gross gains of $555,169,  $463,679, and $2,268,554 and gross losses of $819,705,
$1,778,519, and $1,127,299 were realized on the sale of available-for-sale fixed maturities during 2002, 2001, and 2000, respectively. Included in gross realized losses during 2002, 2001, and 2000 are net adjustments to the carrying value of available-for-sale fixed maturities of $501,399, $739,000, and $912,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been increased (decreased) by $35,826, $63,492, and $(80,166) in 2002, 2001, and 2000 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $8,744 in 2001 for incentive fees earned by the portfolio manager.

Gross gains of  $1,814,053,  $1,378,585,  and  $16,764,844  and gross  losses of
$4,093,424,   $8,245,943,   and  $16,740,314   were  realized  on  the  sale  of
available-for-sale equity securities during 2002, 2001 and 2000. Included in gross realized losses during 2002, 2001, and 2000 are adjustments to the carrying value of available-for-sale equity securities of $753,953, $1,533,000, and $5,733,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been increased by $47,936, $252,534, and $302,629 in 2002, 2001, and 2000 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $9,623, $36,913, and $207,369 in 2002, 2001, and 2000, respectively, for incentive and management fees earned by the portfolio manager.

Net unrealized appreciation of available-for-sale securities is summarized as follows:

December 31                                                                2002                2001
------------------------------------------------------------- ------------------- ------------------
Net appreciation on available-for-sale:
   Fixed maturities                                                  $2,792,641          $1,662,239
   Equity securities                                                    653,157           1,061,556
Adjustment of deferred policy acquisition costs                         (76,468)            (61,515)
Deferred income taxes                                                (1,145,571)           (905,175)
------------------------------------------------------------- ------------------ -------------------
Net unrealized appreciation                                          $2,223,759         $1,757,105
------------------------------------------------------------- ------------------ -------------------

Investment management services are provided by a firm affiliated with certain board members and shareholders of the Company - see Note 15 - Related Party Transactions.

Major categories of investment income are summarized as follows:

Year Ended December 31                               2002                  2001                 2000
---------------------------------------- -------------------- -------------------- --------------------
Fixed maturities                               $ 4,985,779         $  4,785,712         $  4,410,640
Equity securities                                  269,695              284,922              397,552
Investment real estate                             223,822              239,762              107,969
Mortgage loans on real estate                        9,328               14,033               14,887
Policy loans                                       254,693              258,135              239,199
Short-term investments and other                   216,602            1,014,971            1,138,318
---------------------------------------- -------------------- -------------------- --------------------
Subtotal                                         5,959,919            6,597,535            6,308,565
Investment expense                                (294,323)            (323,392)            (315,203)
---------------------------------------- -------------------- -------------------- --------------------
Net investment income                         $  5,665,596         $  6,274,143         $  5,993,362
======================================== ==================== ==================== ====================

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The following are the only investments (other than the U.S. Governments) comprising more than ten percent of shareholders' equity at December 31, 2002: Clear Channel Communications ($2,977,500), JP Morgan ($2,235,973), and Preferred Term Securities III, Ltd. ($1,952,556). At December 31, 2002, the Company had no investments which had not been income producing for a period of at least twelve months prior to year-end and had approximately $170,000 of fixed maturity securities on non-accrual status at December 31, 2002.

The following table is a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying statements of shareholders' equity.


                                                Pretax                Tax               Net-of-Tax
Year Ended                                      Amount              Expense               Amount
---------------------------------------- -------------------- -------------------- --------------------

December 31, 2002:
   Unrealized loss                             $(1,762,718)         $  (599,325)         $(1,163,393)
   Less: Reclassification adjustment
        for  losses  realized in net            (2,469,768)            (839,721)          (1,630,047)
        income
---------------------------------------- -------------------- -------------------- --------------------
   Change in net unrealized loss              $    707,050          $   240,396         $    466,654
======================================== ==================== ==================== ====================

December 31, 2001:
   Unrealized loss                             $(3,593,744)         $(1,391,125)         $(2,202,619)
   Less: Reclassification adjustment
       for gains realized in net income         (7,911,829)          (2,690,022)          (5,221,807)
---------------------------------------- -------------------- -------------------- --------------------
   Change in net unrealized loss                $4,318,085           $1,298,897           $3,019,188
======================================== ==================== ==================== ====================

As an income generation strategy, the Company takes certain option positions, generally on equity securities or related market indices and on equity options embedded in convertible bonds. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 2002, option purchases totaled approximately $822,000 and related net realized gains totaled approximately $63,000. At December 31, 2002 net option positions outstanding had a market value of $60,000, with an associated 2002 realized loss recorded of $36,000. Approximately $7,000 of these positions contain market risk of loss beyond the recorded value.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $52,701,872, at December 31, 2002, placed on deposit at various financial institutions which are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land which it currently occupies. At December 31, 2002 and 2001, the Company occupied approximately 31% and 29% respectively, of the building with the remaining space leased or available for lease to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portion is reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 2002 and 2001 on the investment real estate portion of the building was $1,153,634 and $1,041,432, respectively.

The Company leases office space to third-party tenants under noncancellable lease agreements. Future minimum rental income is $527,000, $373,000, $287,000, $64,000 and $6,000 for years 2003 through 2007, respectively.


Note 4--VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. Balances outstanding relate primarily to the purchase of United Liberty and two additional companies which have been merged into Citizens Security (Integrity National Life Insurance Company and Old South Life Insurance Company) along with the NAIL total of $355,360 added during 2000. An analysis of the value of insurance acquired for the years ended December 31, 2002, 2001 and 2000 is as follows:

Year Ended December 31                         2002          2001         2000
--------------------------------------- ------------ ------------- -------------
Balance at beginning of year             $4,177,907    $4,884,680   $5,295,818
Business acquired                               ---           ---      355,360
Accretion of interest                       253,996       296,964      312,002
Amortization                               (814,301)   (1,003,737)  (1,078,500)
--------------------------------------- ------------- ------------ -------------
Balance at end of year                   $3,617,602    $4,177,907   $4,884,680
--------------------------------------- ------------- ------------ -------------

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 2003 - $480,000; 2004 - $423,000; 2005 - $382,000; 2006 - $338,000, and 2007 - $298,000.


Note 5--DEBT

Debt consists of the following:

December 31                                              2002              2001
--------------------------------------------- ----------------- ----------------
Commercial bank, due 2007                         $ 5,779,168       $ 7,095,834
Related party, due 2007                             2,000,000               ---
--------------------------------------------- ----------------- ----------------
Total                                              $7,779,168        $7,095,834
--------------------------------------------- ----------------- ----------------

The Company's outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank's prime lending rate or the one month LIBOR rate plus 2.75%. Scheduled principal installments are due as follows: 2003 and 2004 - $1,316,667; 2005 and 2006 - $1,416,666; and 2007 - $312,502. However, the loan agreement for the bank notes contains covenants regarding asset acquisitions, shareholder equity and dividends, and maintenance of a debt to earnings ratio. Due to losses incurred during 2002, the Company did not meet one of the covenants (debt to earnings ratio), although the lender has waived this covenant violation through December 31, 2002. Since the Company is not assured of meeting this covenant throughout 2003, the full loan balance of $5,779,168 can be considered payable within one year. Although the Company does not expect the full balance to be called during 2003, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank notes.

During 2002, the Company borrowed $2,000,000 from its Chairman. These funds were used to purchase redeemable preferred stock of the Company's subsidiary, Citizens Security, thereby strengthening the statutory capital and surplus of Citizens Security. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1%. The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2005, except however, under terms of a subordination agreement between the Chairman and the Company's commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid.

Cash paid for interest on debt was $412,719, $635,594, and $771,095 during 2002, 2001 and 2000, respectively.


Note 6--EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of earnings (losses) per share. No dividends were paid or accrued for 2002, 2001, or 2000.

December 31                                                                    2002            2001            2000
------------------------------------------------------------------- ---------------- ---------------- --------------
Numerators:
    Income (Loss) before cumulative effect of a change in              $(2,572,060)     $(5,894,364)       $238,130
      accounting principle
    Cumulative effect of a change in accounting principle                       ---        (311,211)            ---
------------------------------------------------------------------- ---------------- ---------------- --------------
    Net Income (Loss)                                                  $(2,572,060)     $(6,205,575)       $238,130
------------------------------------------------------------------- ---------------- ---------------- --------------

Denominator:
   Weighted average common shares                                         1,711,627        1,740,360      1,761,882

Earnings (Loss) Per Share:
    Income (Loss) before cumulative effect of a change in                   $(1.50)          $(3.39)          $0.14
      accounting principle
    Cumulative effect of a change in accounting principle                       ---           (0.18)            ---
------------------------------------------------------------------- ---------------- ---------------- --------------
    Net Income (Loss)                                                       $(1.50)          $(3.57)          $0.14
------------------------------------------------------------------- ---------------- ---------------- --------------

Note 7--INCOME TAXES

Income taxes consist of the following:

December 31                                   2002           2001         2000
------------------------------------- -------------- ------------- -------------
Current tax expense (benefit)            $(344,000)   $(3,013,000)  $1,755,000
Deferred tax expense (benefit)            (413,000)       923,000   (1,545,000)
------------------------------------- -------------- ------------- -------------
Income tax expense (benefit)             $(757,000)   $(2,090,000)  $  210,000
------------------------------------- -------------- ------------- -------------

Tax expense includes a current state and local income tax provision (benefit) of $(36,000), $(230,000), and $350,000 in 2002, 2001, and 2000 respectively.
Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

December 31                                                                2002                2001
------------------------------------------------------------- ------------------- ------------------
Deferred Tax Liabilities:
   Value of insurance acquired                                      $ 1,229,985         $ 1,420,488
   Deferred policy acquisition costs                                  1,922,754           1,487,291
   Net unrealized gains on available-for-sale securities              1,145,571             905,175
   Other                                                                635,594             550,565
------------------------------------------------------------- ------------------- ------------------
     Total deferred tax liabilities                                   4,933,904           4,363,519

Deferred Tax Assets:
   Policy and contract reserves                                       3,343,789           2,676,602
   Fixed maturities and equity securities                               912,329           1,161,536
   Real estate                                                          548,668             548,668
   Alternative minimum tax credit carryforwards                         201,918             196,761
   Net operating and capital loss carryforwards                         707,298              82,420
   Other                                                                256,767             248,035
------------------------------------------------------------- ------------------- ------------------
     Total deferred tax assets                                        6,039,991           4,914,022
     Valuation allowance for deferred tax assets                     (1,374,497)         (1,060,739)
------------------------------------------------------------- ------------------- ------------------
     Net deferred tax assets                                          4,596,272           3,853,283

------------------------------------------------------------- ------------------- ------------------
Net deferred tax assets (liabilities)                               $  (337,632)        $  (510,236)
------------------------------------------------------------- ------------------- ------------------

The following is a reconciliation of income tax expense at the federal statutory rate, to the tax at the Company's effective income tax rate:

December 31                                2002            2001            2000
--------------------------------- -------------- --------------- ---------------
Tax at the statutory rate          $ (1,132,000)   $ (2,714,700)    $   152,400
Change in valuation allowance           314,000        (358,500)        585,800
Small life deduction                    106,000       1,141,100        (276,300)
State and local income tax              (36,000)       (165,200)        233,600
Surtax exemption and other               (2,000)         24,000        (446,100)
Dividend exclusion                       (7,000)        (16,700)        (39,400)
--------------------------------- -------------- --------------- ---------------
Tax at the effective rate          $   (757,000)   $ (2,090,000)    $   210,000
--------------------------------- -------------- --------------- ---------------

Income  taxes  paid  (refunded)  in  2002,  2001,  and 2000  were  $(3,065,000),
$(1,293,000), and $3,100,000, respectively. The Company has $328,000 of net operating loss carryforwards and $1,752,000 of capital loss carryforwards which expire in years 2016 and 2017. The change in the valuation allowance is due principally to the limitation in the recovery of prior year taxes at the full statutory rate.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders' surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders' surplus would be subject to income tax. At December 31, 2002, Citizens Security could have paid additional dividends of approximately $22,400,000 before paying tax on any part of its policyholders' surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 2002.

Note 8--STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS' EQUITY

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

Statutory-basis net income and capital and surplus for the Company's combined insurance operations, for the three years ended December 31, 2002 are shown below. These amounts are combined totals for Citizens Security, United Liberty, and Citizens Insurance, with adjustments to eliminate intercompany holdings and activity.

December 31                            2002              2001             2000
--------------------------- ----------------- ---------------- -----------------
Net Income (Loss)              $ (1,663,236)     $ (3,762,603)   $   1,961,792
Capital and Surplus            $  9,903,639      $  9,687,289     $ 11,694,494

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

Statutory restrictions limit the amount of dividends which the insurance companies may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 2002, the Company purchased $2,000,000 of redeemable preferred stock from Citizens Security, as further described in Note 5. During 2001, the Company contributed the stock of Citizens Insurance and $150,000 to Citizens Security. The statutory value of the contributed Citizens Insurance stock was $3,540,555. Citizens Security contributed the $150,000 received from the Company to Citizens Insurance. During 2000, with appropriate prior regulatory approval, Citizens Security redeemed $1,200,000 of its outstanding preferred stock from the Company. United Liberty paid dividends to Citizens Security of $214,000, $292,000 and $200,000 during 2002, 2001, and 2000 respectively. The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for insurance companies domiciled in Kentucky. The KDI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its required authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Based on RBC computations as of December 31, 2002, the Insurance Subsidiaries each have statutory capital which is well in excess minimum regulatory requirements.


Note 9--SEGMENT INFORMATION

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

Segment information as of December 31, 2002, 2001 and 2000, and for the years then ended is as follows:

December 31                                      2002         2001         2000
----------------------------------------- ------------ ------------ ------------
Revenue:
  Home Service Life                       $ 9,260,097  $ 9,290,120  $ 9,036,005
  Broker Life                               5,964,089    6,497,286    6,328,884
  Preneed Life                             19,706,136    9,974,405    5,345,930
  Dental                                    8,209,257    8,025,375    7,933,598
  Other Health                              1,432,607    1,487,562    1,469,316
----------------------------------------- ------------ ------------ ------------
  Segment Totals                           44,572,186   35,274,748   30,113,733
  Net realized investment gains (losses)   (2,469,768)  (7,911,829)   1,180,879
----------------------------------------- ------------ ------------ ------------
  Total Revenue                           $42,102,418  $27,362,919  $31,294,612
----------------------------------------- ------------ ------------ ------------

Below are the net investment income amounts which are included in the revenue totals above.

Year Ended December 31                        2002           2001           2000
------------------------------------- -------------- ------------- -------------
Net Investment Income:
   Home Service Life                    $ 1,790,949   $ 2,053,995   $ 2,028,680
   Broker Life                            2,178,667     2,579,117     2,538,610
   Preneed Life                           1,592,356     1,514,638     1,298,434
   Dental                                    24,896        35,312        39,289
   Other Health                              78,728        91,081        88,349
------------------------------------- -------------- ------------- -------------
   Segment Totals                       $ 5,665,596   $ 6,274,143   $ 5,993,362
------------------------------------- -------------- ------------- -------------

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

Year Ended December 31                                            2002              2001             2000
------------------------------------------------------ ----------------- ---------------- -----------------
Segment Profit (Loss):
   Home Service Life                                          $275,809      $    382,723       $  200,479
   Broker Life                                                (265,488)           74,960          299,777
   Preneed Life                                               (670,349)         (264,488)        (827,265)
   Dental                                                      297,740           256,385          331,206
   Other Health                                               (191,289)           10,847           32,186
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                             (553,577)          460,427           36,383
   Net realized investment gains (losses)                   (2,469,768)       (7,911,829)       1,180,879
   Interest expense                                            305,715           532,962          769,132
------------------------------------------------------ ----------------- ---------------- -----------------
   Income (Loss) before income tax and cumulative         $ (3,329,060)     $ (7,984,364)      $  448,130
   effect of a change in accounting principle
------------------------------------------------------ ----------------- ---------------- -----------------

Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

December 31                                    2002          2001          2000
-------------------------------------- ------------- ------------- -------------
Depreciation and Amortization:
   Home Service Life                    $   750,811   $   873,529   $   723,255
   Broker Life                              482,049       678,446       506,016
   Preneed Life                             983,848       779,199       350,758
   Dental                                    61,480        68,866        61,286
   Other Health                              40,650        41,939        45,888
-------------------------------------- ------------- ------------- -------------
   Segment Totals                       $ 2,318,838   $ 2,441,979   $ 1,687,203
-------------------------------------- ------------- ------------- -------------

Segment asset totals are determined based on policy liabilities outstanding in each segment.

December 31                                 2002           2001           2000
---------------------------------- -------------- -------------- --------------
Assets:
   Home Service Life                $ 45,219,971   $ 44,818,038   $ 45,577,255
   Broker Life                        53,874,949     54,954,194     57,721,008
   Preneed Life                       46,739,831     34,138,535     29,421,677
   Dental                                660,334        726,728        799,496
   Other Health                        1,946,447      1,959,588      2,018,570
---------------------------------- -------------- -------------- --------------
   Total Assets                     $148,441,532   $136,597,083   $135,538,006
---------------------------------- -------------- -------------- --------------


Note 10--QUARTERLY FINANCIAL DATA (Unaudited)

Below is selected consolidated quarterly financial data for each of the two years ended December 31, 2002.

Year 2002 - Quarter                             1               2               3               4
---------------------------------------- --------------- --------------- --------------- --------------
   Segment Revenue                         $  9,776,888    $ 11,018,089    $ 12,427,634   $ 11,349,575
   Investment gains (losses), net              (328,734)     (1,468,150)       (701,218)        28,001
---------------------------------------- --------------- --------------- --------------- --------------
   Total Revenue                              9,448,487       9,549,939      11,726,416     11,377,576
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Profit (Loss)                        (57,314)       (646,672)         90,388         60,021
   Investment gains (losses), net              (328,401)     (1,468,150)       (701,218)        28,001
   Interest expense                              81,228          78,176          74,649         71,662
   Income tax expense (benefit)                 (70,000)       (345,000)       (213,000)      (129,000)
---------------------------------------- --------------- --------------- --------------- --------------
   Net Income (Loss)                       $   (396,943)   $ (1,847,998)   $   (472,479)  $    145,360
---------------------------------------- --------------- --------------- --------------- --------------

   Net Income (Loss) Per Share                 $  (0.23)       $  (1.08)       $  (0.27)      $   0.08
---------------------------------------- --------------- --------------- --------------- --------------


Year 2001 - Quarter:                            1*              2*              3*              4
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Revenue                         $  8,453,433    $  8,935,430    $  9,039,850   $  8,846,035
   Investment gains (losses), net               171,896      (3,469,996)     (3,100,898)    (1,512,831)
---------------------------------------- --------------- --------------- --------------- --------------
   Total Revenue                           $  8,625,329    $  5,465,434    $  5,938,952   $  7,333,204
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Profit (Loss)                   $    328,901    $    (99,095)   $    132,237    $    98,384
   Investment gains (losses), net               171,896      (3,469,996)     (3,100,898)    (1,512,831)
   Interest expense                             171,651         143,050         127,504         90,757
   Income tax expense (benefit)                  86,000        (972,000)       (810,000)      (394,000)
---------------------------------------- --------------- --------------- --------------- --------------
   Net Income (Loss) before cumulative          243,146      (2,740,141)     (2,286,165)    (1,111,204)
     effect of change in accounting
   Cumulative effect from prior years' of      (311,211)            ---             ---            ---
     accounting for embedded options
---------------------------------------- --------------- --------------- --------------- --------------
   Net Loss                                 $   (68,065)    $(2,740,141)    $(2,286,165)   $(1,111,204)
---------------------------------------- --------------- --------------- --------------- --------------

   Net Loss Per Share                           $ (0.04)        $ (1.57)        $ (1.32)       $ (0.64)
---------------------------------------- --------------- --------------- --------------- --------------

* Net Loss for the quarters ended March 31, June 30, and September 30, 2001 has been restated from amounts previously reported in the Company's Form 10-Qs. The restated amounts reflect correction of policy benefit reserves and related deferred acquisition costs for the Preneed Life segment. In addition, corresponding income taxes have been revised for the Preneed Life change and to reflect the actual effective tax rate applicable for the year. The effect of the restatement for the first three quarters of 2001 was to increase earnings and per share amounts (i.e. decrease Net Loss) as follows:

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


Note 11--REINSURANCE

The Company currently follows the general practice of reinsuring that portion of risk on the life of any individual which is in excess of $40,000 for individual policies (under yearly renewable term and coinsurance agreements) and $15,000 for group policies (under a group yearly renewable term agreement). Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one policyholder. Individual and group accidental death coverage and a minor portion of cancer coverage are 100% reinsured. To the extent that reinsuring companies are unable to meet obligations under reinsurance agreements, the Company would remain liable. Reinsurance premiums, expenses, recoveries and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.


Note 12--CONTINGENCIES

United Liberty, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment to which the plaintiffs have not yet responded. At United Liberty's request, an initial mediation session has been completed and negotiations are continuing. As a pre-requisite for the mediation, United Liberty offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claims liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.


Note 13--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods used in estimating these values, are as follows:

Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 2002 and 2001, the fair value of available-for-sale fixed maturities was $103,953,815 and $77,534,516, respectively.

Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 2002 and 2001, the fair value of equity securities was $7,761,892 and $8,116,958, respectively.

Short-Term   Investments:   The  carrying   amount  of  short-term   investments
approximates their fair value. At December 31, 2002 and 2001, the fair value of short-term investments was $632,381 and $652,192, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2002 and 2001, the fair value of cash and cash equivalents was $6,699,171 and $18,433,626, respectively.

Mortgage Loans: The carrying amount of mortgage loans approximates their fair value. At December 31, 2001, the fair value of mortgage loans was $156,000. The Company held no mortgage loans at December 31, 2002.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 2002 and 2001, the fair value of policy loans was $4,239,128 and $4,136,649, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 2002 and 2001, the fair value of investment-type fixed annuity contracts was $9,805,082 and $9,907,941, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 2002 and 2001, the fair value of notes payable was $7,779,168 and $7,095,834, respectively.


Note 14--BENEFIT PLANS

The Company has a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion of its Board of Directors. Company expense associated with this plan totaled $61,037, $57,532, and $46,353 in 2002, 2001 and 2000, respectively.


Note 15--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. The Chairman provides investment portfolio management for the Company and its subsidiaries through SMC Advisors, Inc. (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provide for total annual fixed fees of $45,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year is not carried forward to the next contract year. Fixed fees totaled $45,000, $45,000, and $48,000 in 2002, 2001, and 2000, respectively. Incentive fees of $0, $48,168, and $207,369 were incurred and paid for 2002, 2001, and 2000, respectively. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $100,675, $94,199, and $94,660 in 2002, 2001, and 2000, respectively. The Company also manages certain commercial real estate affiliated with its Chairman. The Company charges the real estate projects management and leasing fees at market rates, which totaled $213,070, $174,746, and $150,672 during 2002, 2001, and 2000, respectively. In December 2002, the Company borrowed $2,000,000 from its Chairman with interest payable quarterly at the greater of 6% per year or the commercial bank prime lending rate plus 1%.


Note 16 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 133, "Accounting for Derivative Instruments and
Hedging Activities," as amended by SFAS Nos. 137 and 138. This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Currently, the Company has not designated any derivatives as hedges. Adoption of SFAS No. 133 resulted in a January 1, 2001 transition adjustment that reduced net income and increased accumulated other comprehensive income in 2001 by approximately $311,000. This adjustment consisted of a pretax total of $471,000 less a $160,000 tax benefit.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement decreased the 2002 net loss approximately $96,000 ($0.06 per share). During 2002, the Company performed an impairment test of goodwill and concluded that no impairment adjustment was necessary.

Below is a proforma illustration of earnings adjusted to exclude goodwill amortization recorded during 2001 and 2000.

 Year Ended December 31                                            2002             2001              2000
 ----------------------------------------------------- ----------------- ---------------- -----------------
   Net Income (Loss) excluding goodwill amortization      $ (2,572,060)     $ (6,109,562)    $    316,144
   Goodwill amortization                                           ---            96,013           78,014
------------------------------------------------------ ----------------- ---------------- -----------------
   Net Income (Loss) - as reported                        $ (2,572,060)     $ (6,205,575)    $    238,130
------------------------------------------------------ ----------------- ---------------- -----------------

Net Income (Loss) per Share:
   Excluding goodwill amortization                              $(1.50)           $(3.51)           $0.18
   As reported                                                  $(1.50)           $(3.57)           $0.14


Total goodwill outstanding at December 31, 2002 is $756,000 with $304,000 allocable to Broker Life, $270,000 to Home Service Life and $182,000 to Preneed Life.


                            Schedule I - Summary of Investments - Other than Investments in Related Parties
                                            Citizens Financial Corporation and Subsidiaries
                                                         At December 31, 2002



                                                                                          Amount at
                                                            Cost or                     Which Shown
Type of Investment                                  Amortized Cost1      Fair Value   Balance Sheet
------------------------------------------------- ------------------ --------------- ---------------
Fixed maturity securities available-for-sale:
      US Government and government agencies
      and authorities                                 $  39,440,068   $  40,673,633   $  40,673,633
      Public utilities                                    2,467,257       2,525,312       2,525,312
      Convertibles and bonds with warrants                1,878,614       1,529,287       1,529,287
      All other corporate bonds                          57,375,235      59,225,583      59,225,583
------------------------------------------------- ------------------ --------------- ---------------
Total                                                   101,161,174     103,953,815     103,953,815

Equity securities available-for-sale:
   Commons stocks:
      Banks, trusts and insurance companies                 669,430         680,450         680,450
      Industrial, miscellaneous and all other             3,075,630       3,118,040       3,118,040
   Nonredeemable preferred stocks                         3,363,675       3,963,402       3,963,402
------------------------------------------------- ------------------ --------------- ---------------
Total                                                     7,108,735       7,761,892       7,761,892

Investment real estate                                    3,252,424       3,252,424       3,252,424
Policy loans                                              4,239,128       4,239,128       4,239,128
Short-term investments                                      632,381         632,381         632,381

------------------------------------------------- ------------------ --------------- ---------------
Total Investments                                     $ 116,393,842   $ 119,839,640   $ 119,839,640
------------------------------------------------- ------------------ --------------- ---------------


1 Adjusted for declines in value believed to be other than temporary, totaling $1,569,399 for fixed maturity securities and $1,544,505 for equity securities and, as to fixed maturities, reduced by repayments and adjusted for amortization of premium and accrual of discounts.

                                      Schedule II - Condensed Financial Information of Registrant
                                                    Citizens Financial Corporation
                                                         (Parent Company Only)
                                                       Condensed Balance Sheets

December 31
                                                                                         2002                2001
------------------------------------------------------------------------ -------------------- --------------------

Assets:
   Cash and cash equivalents                                                   $  1,166,107         $  2,094,329
   Equity securities available-for-sale (cost of $1,531,555 and
   $1,275,702 in 2002 and 2001, respectively)                                     1,532,829            1,474,719
   Fixed maturity securities available-for-sale (amortized cost of
   $101,750 in 2002 and $194,500 in 2001)                                           122,750              194,500
   Investments in subsidiaries*                                                  20,966,393           20,638,410
   Furniture and equipment                                                        1,296,421            1,400,954
   Intercompany receivable*                                                         634,435              606,764
   Current and deferred federal income tax                                          255,546              863,851
   Other assets                                                                      38,459              252,023
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                   $ 26,012,940         $ 27,525,550
------------------------------------------------------------------------ -------------------- --------------------

Liabilities:
   Note payable to bank                                                        $  5,779,168         $  7,095,834
   Note payable to related party                                                  2,000,000                  ---
   Current and deferred federal income tax                                          320,090              337,183
   Net option positions                                                               7,488               90,050
   Other liabilities                                                                148,562                  ---
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                                 8,255,308            7,523,067

Shareholders' Equity:
   Common stock                                                                   1,686,828            1,716,815
   Additional paid-in capital                                                     7,176,480            7,285,938
   Accumulated other comprehensive income                                            14,701              131,351
   Equity in accumulated other comprehensive
      income of subsidiaries*                                                     2,209,058            1,625,754
   Retained earnings                                                              6,670,565            9,242,625
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       17,409,541           20,002,483

------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                     $ 26,012,940         $ 27,525,550
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


                                      Schedule II - Condensed Financial Information of Registrant
                                                    Citizens Financial Corporation
                                                         (Parent Company Only)
                                                  Condensed Statements of Operations




Year Ended December 31                                             2002                 2001                 2000
---------------------------------------------------- -------------------- -------------------- --------------------
Revenues:
   Net realized investment gains (losses)                    $ (228,672)         $(1,953,848)         $ 4,282,893
   Service fees from subsidiaries                             4,703,880            4,705,087            4,497,590
   Interest and dividend income                                  49,234              206,940              159,124
   Other income                                                  28,280               38,816               47,018
---------------------------------------------------- -------------------- -------------------- --------------------
Total Revenues                                                4,552,722            2,996,995            8,986,625

Expenses:
   Administrative and general expenses                        4,784,744            4,743,159            4,323,967
   Interest expense                                             305,715              532,962              769,132
---------------------------------------------------- -------------------- -------------------- --------------------
Total Expenses                                                5,090,459            5,276,121            5,093,099

---------------------------------------------------- -------------------- -------------------- --------------------
Income (loss) before income taxes and                          (537,737)          (2,279,126)           3,893,526
   undistributed earnings of subsidiaries
Income tax expense (benefit)                                   (221,000)            (940,000)           1,435,000
---------------------------------------------------- -------------------- -------------------- --------------------
Income (loss) before equity in undistributed                   (316,737)          (1,339,126)           2,458,526
   earnings of subsidiaries
Equity in undistributed loss of subsidiaries                 (2,255,323)          (4,866,449)          (2,220,396)
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                           $(2,572,060)         $(6,205,575)        $    238,130
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



                                      Schedule II - Condensed Financial Information of Registrant
                                                    Citizens Financial Corporation
                                                         (Parent Company Only)
                                                  Condensed Statements of Cash Flows


Year Ended December 31                                              2002                2001               2000
------------------------------------------------------ ------------------- ------------------ ------------------
Cash from operations                                         $ 1,032,505         $(1,423,335)     $  (1,732,507)

Cash flow from investing activities:
   Purchases of available-for-sale securities                 (3,431,955)         (6,211,339)       (20,401,917)
   Sales of available-for-sale securities                      2,967,241           5,338,727         28,718,945
   Redemption of subsidiary preferred stock*                         ---                 ---          1,200,000
   Investment in subsidiaries*                                (2,000,000)           (150,000)               ---
   Investment management fees                                     (9,623)                ---           (201,179)
   Additions to property and equipment, net                      (30,279)            (40,392)        (1,065,533)
   Change in investments, other                                      ---              37,335             13,425
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash provided by (used in) investing activities           (2,504,616)         (1,025,669)         8,263,741

Cash flow from financing activities:
   Payments on notes payable - bank                           (1,316,666)           (904,166)          (500,000)
   Proceeds from note payable - affiliated party               2,000,000                 ---                ---
   Repurchase of capital stock                                  (139,445)           (396,450)          (104,213)
   Net brokerage account loan repayment                              ---                 ---           (100,884)
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash provided by (used in ) financing activities             543,889          (1,300,616)          (705,097)

------------------------------------------------------ ------------------- ------------------ ------------------
Net increase (decrease) in cash                                 (928,222)         (3,749,620)         5,826,137
   and cash equivalents
Cash and cash equivalents at beginning of year                 2,094,329           5,843,949             17,812
------------------------------------------------------ ------------------- ------------------ ------------------
Cash and cash equivalents at end of year                     $ 1,166,107        $  2,094,329       $  5,843,949
------------------------------------------------------ ------------------- ------------------ ------------------

* Eliminated in consolidation.

These condensed financial statements  should be read in conjunction  with the  Consolidated  Financial  Statements and  accompanying footnotes of Citizens Financial Corporation and Subsidiaries.



                                          Schedule III - Supplementary Insurance Information
                                                    Citizens Financial Corporation
                                         For the Years Ended December 31, 2002, 2001, and 2000

Year Ended December 31 /                                  Other Policy                     Net
                           Deferred   Policy and            Claims and              Investment      Policy Amortization        Other
                        Acquisition        Claim Unearned     Benefits      Premium  and Other    Benefits           of    Operating
Segment                       Costs     Reserves Premiums      Payable      Revenue    Income1 and Claims2 Policy Costs3      Costs4
----------------------- ----------- ------------ --------- ------------ ----------- ---------- ----------- ------------- -----------

Column:      A                    B            C        D            E            F          G           H            I            J

2002:
   Home Service Life     $3,717,940 $ 33,468,638 $    ---   $  502,085  $ 7,334,030 $1,926,067 $ 4,880,305  $   663,706  $ 3,440,277
   Broker Life            3,621,843   44,407,746    2,998      643,845    3,621,053  2,343,036   3,971,204      405,670    1,852,703
   Preneed Life           2,414,288   38,792,405      ---      178,798   17,993,645  1,712,491  16,405,120      914,988    3,056,377
   Dental                       ---      296,369    5,384      222,496    8,182,483     26,774   5,634,940          ---    2,276,577
   Other Health             161,217    1,705,655  239,243      249,971    1,347,939     84,668     987,179       21,681      615,036
----------------------- ----------- ------------ --------- ------------ ----------- ---------- ----------- ------------- -----------
   Total                 $9,915,288 $118,670,813 $247,625   $1,797,195  $38,479,150 $6,093,036 $31,878,748   $2,006,045  $11,240,970
----------------------- ----------- ------------ --------- ------------ ----------- ---------- ----------- ------------- -----------


2001:
   Home Service Life     $3,297,247 $ 32,093,694 $    ---   $  516,265  $ 7,152,242 $2,137,878 $ 4,474,816  $   714,743   $3,717,838
   Broker Life            3,451,936   44,067,779    3,147      344,048    3,812,841  2,684,445   3,920,434      538,374    1,963,518
   Preneed Life           1,665,278   27,239,439      ---      273,207    8,397,911  1,576,494   8,223,074      711,300    1,304,519
   Dental                       ---      264,235    5,540      295,344    7,988,620     36,754   5,551,624          ---    2,217,365
   Other Health             164,962    1,590,144  244,043      302,892    1,392,762     94,801     819,784       21,841      635,091
----------------------- ----------- ------------ --------- ------------ ----------- ---------- ----------- ------------- -----------
   Total                 $8,579,423 $105,255,291 $252,730   $1,731,756  $28,744,376 $6,530,372 $22,989,732   $1,986,258   $9,838,331
----------------------- ----------- ------------ --------- ------------ ----------- ---------- ----------- ------------- -----------


2000:
   Home Service Life     $2,739,204 $ 30,865,491 $    ---   $  678,066  $ 6,906,473 $2,129,532 $ 4,697,315  $   585,396   $3,552,815
   Broker Life            3,184,922   44,046,164    3,577      581,758    3,664,072  2,664,812   3,842,619      474,982    1,711,506
   Preneed Life             425,320   22,902,433      ---      192,397    3,982,948  1,362,982   4,676,422      220,525    1,276,248
   Dental                       ---      303,550    7,680      298,881    7,892,356     41,242   5,369,742          ---    2,232,650
   Other Health             162,502    1,667,389  206,413      269,445    1,376,575     92,741     814,299       24,657      598,174
----------------------- ----------- ------------ --------- ------------ ----------- ---------- ----------- ------------- -----------
   Total                 $6,511,948 $ 99,785,027 $217,670   $2,020,547  $23,822,424 $6,291,309 $19,400,397   $1,305,560   $9,371,393
----------------------- ----------- ------------ --------- ------------ ----------- ---------- ----------- ------------- -----------

1Amounts are allocated based on average policy reserves and deposits.
2Includes interest on policyholder deposits and dividends credited to participating policyholders.
3Amortization of Policy Costs:                  2002          2001         2000
                                        ------------- ------------- ------------
  Deferred acquisition costs             $ 1,445,740   $ 1,279,485    $ 539,062
  Present value of insurance acquired        560,305       706,773      766,498
                                        ------------- ------------- ------------
                                         $ 2,006,045   $ 1,986,258   $1,305,560
                                        ============= ============= ============
4Includes commissions, general expense, goodwill amortization, and depreciation expense.



                                                       Schedule IV - Reinsurance
                                                    Citizens Financial Corporation
                                         For the Years Ended December 31, 2002, 2001, and 2000


Year Ended December 31                                                                                           Percentage
                                                              Ceded to           Assumed                          of Amount
                                                Gross         To Other        From Other              Net           Assumed
                                               Amount        Companies         Companies           Amount            To Net
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------


2002:
Life insurance in force:                 $792,722,000     $ 96,202,000        $6,199,775     $702,719,775             0.9%

Premiums:
   Life insurance                        $ 29,977,144    $   1,010,513       $    21,896     $ 28,988,527             0.1%
   Accident & health insurance              9,723,549          232,926               ---        9,490,623             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                 $ 39,700,693    $   1,243,439       $    21,896     $ 38,479,150             0.1%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------




2001:

Life insurance in force:                 $812,515,000     $109,227,000        $6,768,604     $710,056,604             1.0%

Premiums:
   Life insurance                        $ 20,387,653    $   1,051,574       $    26,915     $ 19,362,994             0.1%
   Accident & health insurance              9,555,188          173,806               ---        9,381,382             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                 $ 29,942,841    $   1,225,380       $    26,915     $ 28,744,376             0.1%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------




2000:

Life insurance in force:                 $799,576,000     $100,829,000        $7,297,000     $706,044,000             1.0%

Premiums:
   Life insurance                        $ 15,458,588   $      940,202       $    35,107     $ 14,553,493             0.2%
   Accident & health insurance              9,341,114           72,183               ---        9,268,931             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                 $ 24,799,702    $   1,012,385       $    35,107     $ 23,822,424             0.1%
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

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

The information required by this Item is set forth under the captions: "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 22, 2003, and such information is here incorporated by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

The  information  required  by  this  Item  is set  forth  under  the  captions:
"Executive Compensation", "Board of Directors Report on Executive Compensation", "Performance Graph" and "Compensation Committee Interlocks and Insider Participation" of the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 22, 2003, and such information is here incorporated by reference.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the caption: "Security Ownership of Certain Beneficial Owners and Management" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 22, 2003, and such information is here incorporated by reference.

                         ITEM 13. CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

The information required by this Item is set forth under the caption: "Certain Transactions Involving Directors and Executive Officers" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 22, 2003, and such information is here incorporated by reference.

                        ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on an evaluation of the Company's disclosure controls and procedures within the past 90 days, Company officers have concluded that such controls and procedures provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's principal executive and financial officers.

CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or changes in other factors that could significantly affect these controls subsequent to their evaluation, nor has the Company implemented any corrective actions regarding significant deficiencies or material weaknesses in internal controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



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


(b)  Reports on Form 8-K.
     December 19, 2002 - Item 5. Other Events. The Company disclosed borrowing $2,000,000 from its Chairman and authorization of an additional $250,000 of common stock repurchase capacity.


(c)  Exhibits.
     The exhibits listed in the Index to Exhibits appearing on page 58.


Pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of the Company's long term debt.

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CITIZENS FINANCIAL CORPORATION


April 7, 2003                      By:      /s/ Darrell R. Wells
                                       -----------------------------------------
                                             Darrell R. Wells
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells
--------------------------
Darrell R. Wells              Director and President               April 7, 2003
                              (principal executive officer)
/s/ Lane A. Hersman
--------------------------
Lane A. Hersman               Director and Executive               April 7, 2003
                              Vice President
/s/ Brent L. Nemec
--------------------------
Brent L. Nemec                Vice President, Accounting,          April 7, 2003
                              Chief Financial Officer, and
                              Treasurer (principal financial
/s/ John H. Harralson, Jr.    and accounting officer)
--------------------------
John H. Harralson, Jr.        Director                             April 7, 2003

/s/ Frank T. Kiley
--------------------------
Frank T. Kiley                Director                             April 7, 2003

/s/ Earle V. Powell
--------------------------
Earle V. Powell               Director                             April 7, 2003

/s/ Thomas G Ward
--------------------------
Thomas G. Ward                Director                             April 7, 2003

/s/ Margaret A. Wells
--------------------------
Margaret A. Wells             Director                             April 7, 2003

                  Certification of Principal Executive Officer
                   Certification for Annual Report on Form 10K



I, Darrell R. Wells, certify that:

1) I have reviewed this annual report on Form 10-K of Citizens Financial Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




    Signature and Title:  /s/ Darrell R. Wells                  Date:  4/7/2003
                          ------------------------------------- ----------------
                          President and Chief Executive Officer

                  Certification of Principal Financial Officer
                   Certification for Annual Report on Form 10K



I, Brent L. Nemec, certify that:

1) I have reviewed this annual report on Form 10-K of Citizens Financial Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)   The  registrant's  other  certifying  officer  and  I  are  responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual (the "Evaluation Date"); and

     c)   presented   in   this  annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Signature and Title:  /s/ Brent L. Nemec              Date:  4/7/2003
                           ------------------------        ---------------------
                           Vice President and
                           Chief Financial Officer

                                INDEX TO EXHIBITS
                                  (Item 15(c))

The documents listed in the following table are filed as Exhibits in response to
Item 15(c). Exhibits listed that are not filed herewith are incorporated herein by reference.



Exhibit No.                      Description

     3.1 Restated Articles of Incorporation of the Company dated August 12, 1996 (filed as Exhibit 3.1 to the Company's Form 10-KSB dated March 31, 1999)

     3.2   Bylaws of the Company  adopted  September 12, 1990  as amended  March
           25, 1994 (filed as Exhibit 3.2 to the Company's Form 10-K dated March 28, 1996)

     4 Provisions of Articles of Incorporation of the Company Defining the Rights of Holders of Class A Stock (filed as Exhibit 4 to the Company's Form 10 Registration Statement)

    10.1 Investment Management Agreements dated July 1,1994 between Citizens Security and the Company and SMC Advisors, Inc. (filed as Exhibit
           10.1 to the Company's Form 10-K dated March 29, 1995)

    10.1B Investment Management Agreement dated June 1, 1998 between United Liberty and SMC Advisors, Inc. (filed as Exhibit 10.1B to the Company's Form 10-KSB dated March 31, 1999)

    10.1C Investment Management Agreement dated February 6, 2000 between Citizens Insurance and SMC Advisors, Inc. (filed as Exhibit 10.1C to the Company's Form 10-KSB dated March 29, 2000)

    10.9 Form of Employment Agreement with Certain Executives of the Company and Schedule of Data (filed as Exhibit 10.9 to the Company's Form10-K dated March 28, 1996)*

    10.10 1999 Stock Option Plan (filed as exhibit to the Company's proxy statement for annual meeting of shareholders held on May 20, 1999)*

    10.11 2002 Promissory Note to Darrrell R. Wells and related Subordination Agreement (filed herewith)

    10.12  Executive Severance Plan* (filed herewith)

    21.2 Subsidiaries of the registrant (filed as Exhibit 21.2 to the Company's Form 10-K dated March 30, 2002)

    23.3   Consent of Independent Auditors (filed herewith)

    99.1   Section 906 - Chief Executive Officer Certification (filed herewith)

    99.2   Section 906 - Chief Financial Officer Certification (filed herewith)



           * Management contract or compensatory plan or arrangement.