Form 10-Q
period 2003-03-31
CITIZENS FINANCIAL CORP /KY/
filed 2003-05-20
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,685,228 as of May 19, 2003.

The date of this Report is May 20, 2003.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)




Three Months Ended March 31                                                            2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $ 9,238,935          $ 8,595,976
   Premiums ceded                                                                  (261,295)            (338,734)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         8,977,640            8,257,242
   Net investment income                                                          1,373,989            1,467,823
   Net realized investment losses                                                  (276,163)            (328,401)
   Other income                                                                      56,353               51,823
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   10,131,819            9,448,487

Policy Benefits and Expenses:
   Policyholder benefits                                                          5,257,211            4,776,105
   Policyholder benefits ceded                                                     (234,011)            (491,128)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                5,023,200            4,284,977
   Increase in net benefit reserves                                               1,682,187            2,286,494
   Interest credited on policyholder deposits                                       164,885              187,322
   Commissions                                                                    1,693,668            1,694,633
   General expenses                                                               1,812,072            1,500,883
   Interest expense                                                                  92,208               81,228
   Policy acquisition costs deferred                                               (579,542)            (570,895)
   Amortization of deferred policy acquisition costs
      and value of insurance acquired                                               649,459              450,788
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               10,538,137            9,915,430
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax                                                             (406,318)            (466,943)
Income Tax Benefit                                                                  (73,000)             (70,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $  (333,318)         $  (396,943)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss per Common Share                                                           $ (0.20)             $ (0.23)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                    March 31,        December 31,
                                                                                         2003                2002
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $101,465,075
      and $101,161,174 in 2003 and 2002 respectively)                        $  105,149,894         $ 103,953,815
      Equity securities (cost of $8,622,971 and
      $7,108,735 in 2003 and 2002, respectively)                                  9,040,987             7,761,892
   Investment real estate                                                         3,237,579             3,252,424
   Policy loans                                                                   4,254,773             4,239,128
   Short-term investments                                                           632,381               632,381
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                               122,315,614           119,839,640

Cash and cash equivalents                                                         5,427,544             6,699,171
Accrued investment income                                                         1,386,820             1,330,036
Reinsurance recoverable                                                           2,593,079             2,886,256
Premiums receivable                                                                 297,438               215,759
Property and equipment                                                            2,733,661             2,767,763
Deferred policy acquisition costs                                                 9,946,410             9,915,288
Value of insurance acquired                                                       3,496,261             3,617,602
Goodwill                                                                            755,782               755,782
Federal income tax receivable                                                       285,158               250,158
Other assets                                                                        127,634               164,077
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 149,365,401          $148,441,532
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.




                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                   March 31,     December 31,
                                                                                        2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)
Liabilities:
Policy Liabilities:
   Future policy benefits                                                    $  104,214,257        $  102,649,565
   Policyholder deposits                                                         15,643,185            15,743,293
   Policy and contract claims                                                     1,535,093             1,797,195
   Unearned premiums                                                                244,661               247,625
   Other                                                                            275,714               277,955
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        121,912,910           120,715,633

Note payable - bank                                                               5,120,835             5,779,168
Note payable - related party                                                      2,000,000             2,000,000
Accrued expenses and other liabilities                                            2,041,779             1,851,467
Deferred federal income tax                                                         455,088               337,632
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               131,530,612           130,683,900

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,685,228 and 1,686,828 shares issued and outstanding
      in 2003 and 2002, respectively                                              1,685,228             1,686,828
   Additional paid-in capital                                                     7,170,321             7,176,480
   Accumulated other comprehensive income                                         2,641,993             2,223,759
   Retained earnings                                                              6,337,247             6,670,565
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       17,834,789            17,757,632
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 149,365,401         $ 148,441,532
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)




Three Months Ended March 31                                                            2003                  2002
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                       $   (333,318)        $   (396,943)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                   1,567,918            2,316,777
   Increase (decrease) in claim liabilities                                        (262,102)              62,154
   (Increase) decrease in reinsurance recoverable                                   293,177              (27,672)
   Interest credited on policyholder deposits                                       164,885              187,322
   Provision for amortization and depreciation, net of deferrals                    141,604              (43,198)
   Amortization of premium and accretion of discount on
      securities purchased, net                                                       9,227               (7,394)
   Net realized investment losses                                                   276,163              328,401
   (Increase) decrease in accrued investment income                                 (56,784)             146,959
   Change in other assets and liabilities                                            (9,385)              40,946
   Decrease in deferred federal income tax liability                                (98,000)             (41,000)
   (Increase) decrease in federal income taxes receivable                           (35,000)               3,627
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                   1,658,385            2,569,979

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (17,128,419)          (8,961,804)
Investments sold or matured                                                      15,170,175            4,720,959
Investment management fees                                                           (2,298)             (41,968)
Additions to real estate                                                            (17,669)                 ---
Additions to property and equipment, net                                             (5,071)             (13,423)
Other investing activities, net                                                     (15,645)               7,273
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Investment Activities                                           (1,998,927)          (4,288,963)

Cash Flows from Financing Activities:
Policyholder deposits                                                               151,298              169,524
Policyholder withdrawals                                                           (416,291)            (351,732)
Payments on notes payable - bank                                                   (658,333)            (329,167)
Repurchase of common stock                                                           (7,759)                 ---
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                              (931,085)            (511,375)

------------------------------------------------------------------------ -------------------- --------------------
Net Decrease in Cash and Cash Equivalents                                        (1,271,627)          (2,230,359)
Cash and Cash Equivalents at Beginning of Period                                  6,699,171           18,433,626
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                      $ 5,427,544         $ 16,203,267
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                 Citizens Financial Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q in conformity with accounting principles generally accepted in the United States. The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 2002 consolidated financial statements and footnotes included in the Company's annual report on Form 10-K.


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 2003 and 2002 are as follows:

                                            ----------------------------------
                                              Three Months Ended March 31,
COMPREHENSIVE INCOME:                             2003             2002
------------------------------------------- ----------------- ----------------
  Net Loss                                    $   (333,318)    $    (396,943)
  Net unrealized gain (loss) on securities         418,234          (737,785)
------------------------------------------- ----------------- ----------------
  Comprehensive Income (Loss)                $      84,916      $ (1,134,728)
------------------------------------------- ----------------- ----------------


Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's derivatives outstanding at March 31, 2002 include approximately $41,000 of embedded options on convertible bonds and $123,000 of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized gains or losses.


Note  4 - NET REALIZED INVESTMENT GAINS (LOSSES), NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $68,329 and $513,007 for the three months ended March 31, 2003 and 2002, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are included along with other net realized losses. The Company also nets certain direct, incremental investment management fees against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains and losses total $21,030 and $2,875 for the three months ended March 31, 2003 and 2002, respectively.



Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of March 31, 2003 and 2002, and for the periods then ended is as follows:

                                             ----------------------------------
                                               Three Months Ended March 31,
REVENUE:                                           2003             2002
-------------------------------------------- ----------------- ----------------
Home Service Life                               $ 2,287,941       $ 2,316,284
Broker Life                                       1,464,206         1,553,223
Preneed Life                                      4,141,607         3,527,266
Dental                                            2,147,260         2,012,898
Other Health                                        366,968           367,217
-------------------------------------------- ----------------- ----------------
Segment Totals                                   10,407,982         9,776,888
Realized investment losses                         (276,163)         (328,401)
-------------------------------------------- ----------------- ----------------
Total Revenue                                   $10,131,819       $ 9,448,487
-------------------------------------------- ----------------- ----------------

Below are the net investment income amounts which are included in the revenue totals above.

                                           ----------------------------------
                                             Three Months Ended March 31,
INVESTMENT INCOME:                               2003             2002
------------------------------------------ ----------------- ----------------
  Home Service Life                          $    396,342      $    476,831
  Broker Life                                     541,107           587,537
  Preneed Life                                    409,834           375,560
  Dental                                            6,637             7,022
  Other Health                                     20,069            20,873
------------------------------------------ ----------------- ----------------
  Segment Totals                              $ 1,373,989       $ 1,467,823
------------------------------------------ ----------------- ----------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. A significant portion of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $7,866,000 and $7,018,000 during the three months ended March 31, 2003 and 2002, respectively.

                                             ----------------------------------
                                               Three Months Ended March 31,
SEGMENT PROFIT (LOSS):                             2003             2002
-------------------------------------------- ----------------- ----------------
  Home Service Life                             $   121,867       $    (3,604)
  Broker Life                                        65,209            38,593
  Preneed Life                                     (121,412)         (216,053)
  Dental                                            141,912           156,757
  Other Health                                     (245,523)          (33,007)
-------------------------------------------- ----------------- ----------------
  Segment Totals                                    (37,947)          (57,314)
  Realized investment gains (losses)               (276,163)         (328,401)
  Interest expense                                   92,208            81,228
-------------------------------------------- ----------------- ----------------
  Income (Loss) before Federal Income Tax        $ (406,318)       $ (466,943)
-------------------------------------------- ----------------- ----------------


Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

                                             ----------------------------------
                                                Three Months Ended March 31,
DEPRECIATION AND AMORTIZATION:                     2003              2002
-------------------------------------------- ----------------- ----------------
  Home Service Life                               $ 175,984         $ 159,270
  Broker Life                                       199,537           160,706
  Preneed Life                                      318,675           180,950
  Dental                                             14,294            14,844
  Other Health                                       12,656            11,930
-------------------------------------------- ----------------- ----------------
  Segment Totals                                  $ 721,146         $ 527,700
-------------------------------------------- ----------------- ----------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                             ----------------- ----------------
                                                March 31,       December 31,
ASSETS:                                            2003             2002
-------------------------------------------- ----------------- ----------------

Home Service Life                              $ 39,423,910       $39,587,175
Broker Life                                      53,639,314        54,232,558
Preneed Life                                     53,609,258        51,991,206
Dental                                              664,056           658,963
Other Health                                      2,028,863         1,971,630
-------------------------------------------- ----------------- ----------------
Segment Totals                                 $149,365,401      $148,441,532
-------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION

United Liberty, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment, which has been fully briefed by both parties and will be argued to the Court on May 29, 2003. At United Liberty's request, an initial mediation session has been completed and negotiations are continuing. As a pre-requisite for the mediation, United Liberty offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claims liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.

Part I;  Item 2 - Management's Discussion and Analysis


FINANCIAL POSITION. Shareholders' equity totaled approximately $17,835,000 and $17,758,000 at March 31, 2003 and December 31, 2002, respectively. These balances reflect an approximate one-half percent increase for the three months ended March 31, 2003. As described above, the comprehensive income (loss) totaled approximately $85,000 and $(1,135,000) for the three months ended March 31, 2003 and 2002, respectively. A significant portion of the prior year comprehensive loss is attributable to changes in the value of the Company's fixed maturity and equity portfolios. Equity securities comprised approximately 6.1% and 5.2% of the Company's total assets as of March 31, 2003 and December 31, 2002, respectively. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions increased $1,514,000 on a cost basis and $1,279,000 on a market value basis, during the first three months of 2003. Fixed maturity portfolio positions increased $304,000 on an amortized cost basis and increased $1,196,000 on a market value basis during the same period. This difference resulted primarily from increasing bond prices during the quarter. Cash and cash equivalent positions also decreased approximately $1,272,000 during the quarter ended March 31, 2003.

Equity markets continue to be highly volatile and were unfavorable in the first quarter of 2003, although improvements have been experienced in the first half of the second quarter. In addition, interest yields on fixed maturity investments are continuing to decline and economic pressures continue to adversely impact certain fixed maturity issuers. The significant decline in short-term rates has and, continues to adversely impact the Company's investment portfolio yield and operating earnings. The 2003 environment described continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company's 2002 Form 10-K


OPERATIONS. Net premiums and other considerations increased approximately $720,000, or 9% during the first quarter of 2003 compared to the first quarter of 2002. Preneed Life, Dental and Home Service Life premium increases were approximately $577,000, $135,000, and $53,000 respectively, while Broker Life experienced a modest decrease. The Preneed Life segment growth is attributable primarily to continued expansion into independently owned funeral homes and increased production generated by third-party marketing organizations. The Dental premium increase is attributable primarily to an additional broker relationship and normal inflationary premium increases. The Other Health segment represents approximately only 4% of total premium.

Pretax (loss) improved approximately $61,000 to $(406,000) for the three months ended March 31, 2003, primarily due to favorable Home Service Life and Broker Life mortality and certain product pricing increases, partially offset by an increase in Other Health claims and lower investment portfolio yields. Additionally, a significant portion of the $312,000 increase in general expenses for the quarter is attributable to costs associated with outside consultants who were employed to review profitability of the Company's life products in the current interest rate environment and perform other actuarial calculations and analysis. Pretax Segment (loss) (excluding realized investment gains and interest expense) for the first three months of 2003 was approximately $(38,000) compared to $(57,000) for the first three months of 2002. This improvement is also primarily attributable to the factors described above. Below are the approximate, annualized pretax investment income and total return yields for the three months ended March 31, 2003 and 2002.

                                            ----------------- -----------------
Three Months Ended March 31                           2003              2002
------------------------------------------- ----------------- -----------------

  Investment Income                             $ 1,373,989       $ 1,467,823
  Realized and Unrealized Gains (Losses)            380,874        (1,481,686)
------------------------------------------- ----------------- -----------------
  Total Return                                  $ 1,754,863      $    (13,863)
------------------------------------------- ----------------- -----------------

  Average Cash and Investments                 $127,140,985      $112,716,671

  Investment Income Yield - Annualized                 4.32%             5.21%
  Total Return - Annualized                            5.52%            (0.05)%

The change in the Company's effective income tax rate is due to the lack of tax loss carryback potential for a portion of the Company's operations.

CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $1,658,000 for the quarter ended March 31, 2003 compared to $2,570,000 for the same period in the prior year. This positive cash flow for both periods is primarily attributable to growth in Preneed Life business. The $1,999,000 of cash used by investing activities for the quarter ended March 31, 2003 resulted primarily from investing the proceeds of Preneed Life sales. The $931,000 of cash used in financing activities during the first quarter of 2003 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals. The quarterly bank loan payment due on April 1, 2003 was paid by March 31, 2003, accordingly, the outstanding bank loan balance decreased by two quarterly installments. Due to continued investment losses and earnings pressure from lower yields on investments and cash equivalents, the Company is completing a strategic review of its products and operations. A key element of this initiative is improving profitability of the Preneed, Home Service, and Broker Life segments by increasing premiums, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2003 debt obligations and, with other available assets, will probably be adequate to service debt obligations through 2004. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $3,000,000 if necessary, which could service debt obligations through the majority of 2006.


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

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk


Quantitative and Qualitative Risk. The primary changes in quantitative market risks during the three months ended March 31, 2003 are discussed in Part I, Item 2 above.




Part I;  Item 4 - Controls and Procedures


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the past 90 days, the Company conducted an evaluation of its disclosure controls and procedures, with the supervision and participation of its Chief Executive Officer and Chief Financial Officer. The Company does not expect that its disclosure controls and procedures will prevent all error and fraud. Such a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must balance the constraint of prudent resource expenditure with a judgmental evaluation of risks and benefits. Based on this evaluation of disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures provide reasonable assurance that material information required to be included in the Company's periodic SEC reports is made known on a timely basis to the Company's principal executive and financial officers.

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

Part II - Other Information




Item 6.  Exhibits and Reports on Form 8-K.

  a).  Exhibit 11:             Statement re: computation of per share earnings.
       Exhibit 99.1            Certification of Chief Executive Officer
       Exhibit 99.2            Certification of Chief Financial Officer


  b).  Reports on Form 8-K:    On January 6, 2003 the  Company filed  a Form 8-K
                               which noted that the Company's Board of Directors
                               has  authorized  $250,000  of  additional  common
                               stock   repurchase  capacity   and   the  Company
                               completed the borrowing of $2,000,000 from the Company's Chairman at the greater of 6% annual interest or prime plus one percent.



                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CITIZENS FINANCIAL CORPORATION

                            BY:       /s/ Darrell R. Wells
                                      ------------------------------------------
                                      Darrell R. Wells
                                      President and Chief Executive Officer
                            BY:       /s/ Brent L. Nemec
                                      ------------------------------------------
                                      Brent L. Nemec
                                      Treasurer and Principal Accounting Officer

Date:  May 20, 2003

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




Signature and Title:  /s/ Darrell R. Wells                    Date:  05/20/2003
                      ---------------------------            -------------------

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




Signature and Title:  /s/ Brent L. Nemec                      Date:  05/20/2003
                      ----------------------------------             -----------

                                  EXHIBIT INDEX



------------------- -----------------------------------------------------------
  Exhibit No.                     Description
------------------- -----------------------------------------------------------

       11           Statement re: computation of per share earnings

      99.1          Certification of Chief Executive Officer

      99.2          Certification of Chief Financial Officer