Form 10-Q
period 2003-06-30
CITIZENS FINANCIAL CORP /KY/
filed 2003-08-13
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,685,228 as of August 11, 2003.

The date of this Report is August 13, 2003.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements




                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)



Six Months Ended June 30                                                               2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $18,323,113          $18,434,777
   Premiums ceded                                                                  (532,602)            (645,273)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        17,790,511           17,789,504
   Net investment income                                                          2,751,839            2,896,643
   Net realized investment losses                                                  (164,728)          (1,796,551)
   Other income                                                                     112,076              108,830
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   20,489,698           18,998,426

Policy Benefits and Expenses:
   Policyholder benefits                                                         10,682,128            9,797,107
   Policyholder benefits ceded                                                     (555,852)            (849,674)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                               10,126,276            8,947,433
   Increase in net benefit reserves                                               3,956,813            5,699,527
   Interest credited on policyholder deposits                                       345,572              403,041
   Commissions                                                                    3,388,237            3,537,980
   General expenses                                                               3,425,195            3,275,113
   Interest expense                                                                 189,609              159,404
   Policy acquisition costs deferred                                             (1,137,316)          (1,283,785)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     989,370              919,654
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               21,283,756           21,658,367
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax                                                             (794,058)          (2,659,941)
Income Tax Benefit                                                                 (141,000)            (415,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $  (653,058)         $(2,244,941)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss Per Common Share                                                           $ (0.39)             $ (1.31)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)



Three Months Ended June 30                                                             2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                             $9,084,178          $ 9,838,801
   Premiums ceded                                                                  (271,307)            (306,539)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         8,812,871            9,532,262
   Net investment income                                                          1,377,850            1,428,820
   Net realized investment gains (losses)                                           111,435           (1,468,150)
   Other income                                                                      55,723               57,007
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   10,357,879            9,549,939

Policy Benefits and Expenses:
   Policyholder benefits                                                          5,424,917            5,021,002
   Policyholder benefits ceded                                                     (321,841)            (358,546)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                5,103,076            4,662,456
   Increase in net benefit reserves                                               2,274,626            3,413,033
   Interest credited on policyholder deposits                                       180,687              215,719
   Commissions                                                                    1,694,569            1,843,347
   General expenses                                                               1,613,123            1,774,230
   Interest expense                                                                  97,401               78,176
   Policy acquisition costs deferred                                               (557,774)            (712,890)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     339,911              468,866
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               10,745,619           11,742,937
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax                                                             (387,740)          (2,192,998)
Income Tax Benefit                                                                  (68,000)            (345,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                         $ (319,740)         $(1,847,998)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss Per Common Share                                                           $ (0.19)             $ (1.08)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.



                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition



                                                                                     June 30,        December 31,
                                                                                         2003                2002
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $100,059,180
      and $101,161,174 in 2003 and 2002, respectively)                        $ 105,844,331         $ 103,953,815
      Equity securities (cost of $10,312,336 and
      $7,108,735 in 2003 and 2002, respectively)                                 12,413,783             7,761,892
   Investment real estate                                                         3,210,542             3,252,424
   Policy loans                                                                   4,318,561             4,239,128
   Short-term investments                                                           632,381               632,381
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                               126,419,598           119,836,640

Cash and cash equivalents                                                         6,298,989             6,699,171
Accrued investment income                                                         1,466,807             1,330,036
Reinsurance recoverable                                                           2,697,334             2,886,256
Premiums receivable                                                                 288,170               215,759
Property and equipment                                                            2,686,731             2,767,763
Deferred policy acquisition costs                                                10,182,816             9,915,288
Value of insurance acquired                                                       3,366,665             3,617,602
Goodwill                                                                            755,782               755,782
Federal income tax receivable                                                       310,158               250,158
Other assets                                                                         49,566               164,077
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 154,522,616         $ 148,441,532
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                    June 30,     December 31,
                                                                                        2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                     $ 106,492,701         $ 102,649,565
   Policyholder deposits                                                         15,563,637            15,743,293
   Policy and contract claims                                                     1,711,743             1,797,195
   Unearned premiums                                                                239,500               247,625
   Other                                                                            218,892               277,955
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        124,226,473           120,715,633

Note payable - bank                                                               4,791,668             5,779,168
Note payable - related party                                                      2,000,000             2,000,000
Accrued expenses and other liabilities                                            1,909,386             1,851,467
Deferred federal income tax                                                       1,659,191               337,632
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               134,586,718           130,683,900

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,685,228 and 1,686,828 shares issued and outstanding
      in 2003 and 2002, respectively                                              1,685,228             1,686,828
   Additional paid-in capital                                                     7,170,321             7,176,480
   Accumulated other comprehensive income                                         5,062,842             2,223,759
   Retained earnings                                                              6,017,507             6,670,565
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       19,935,898            17,757,632
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 154,522,616         $ 148,441,532
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)



Six Months Ended June 30                                                               2003                 2002
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                       $   (653,058)        $ (2,244,941)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                   3,831,180            5,721,141
   Increase (decrease) in claim liabilities                                         (85,452)             242,221
   (Increase) decrease in reinsurance recoverable                                    (4,571)               9,463
   Interest credited on policyholder deposits                                       345,572              403,041
   Provision for amortization and depreciation, net of deferrals                    188,922             (210,285)
   Amortization of premium and accretion of discount on
      securities purchased, net                                                      60,313               47,549
   Net realized investment losses                                                   164,728            1,796,551
   Increase in accrued investment income                                           (136,771)             (41,347)
   Change in other assets and liabilities                                           (20,630)             214,254
   Decrease in deferred federal income tax liability                               (141,000)            (106,379)
   (Increase) decrease in federal income taxes receivable                           (60,000)           1,072,432
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                   3,489,233            6,903,700

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (33,376,076)         (20,820,724)
Investments sold or matured                                                      31,113,919           15,584,807
Investment management fees                                                           (4,597)             (44,743)
Additions to real estate                                                            (17,670)              (5,568)
Additions to property and equipment                                                  (5,071)             (24,159)
Other investing activities, net                                                     (79,433)               5,127
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Investment Activities                                           (2,368,928)          (5,305,260)

Cash Flows from Financing Activities:
Policyholder deposits                                                               308,623              423,324
Policyholder withdrawals                                                           (833,851)            (856,792)
Payments on notes payable - bank                                                   (987,500)            (658,333)
Repurchase of common stock                                                           (7,759)                 ---
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                            (1,520,487)          (1,091,801)

------------------------------------------------------------------------ -------------------- --------------------
Net Increase (Decrease) in Cash and Cash Equivalents                               (400,182)             506,639
Cash and Cash Equivalents at Beginning of Period                                  6,699,171           18,433,626
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                     $  6,298,989         $ 18,940,265
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


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of related tax, for the three and six month periods ended June 30, 2003 and 2002 are as follows:

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
COMPREHENSIVE INCOME:                                  2003            2002            2003            2002
------------------------------------------------- --------------- --------------- --------------- ---------------

  Net Loss                                            $ (319,740)    $(1,847,998)     $ (653,058)    $(2,244,941)
  Net unrealized gains (losses) on securities          2,420,849         328,811       2,839,083        (408,974)
------------------------------------------------- --------------- --------------- --------------- ---------------
  Comprehensive Income (Loss)                         $2,101,109     $(1,519,187)     $2,186,025     $(2,653,915)
------------------------------------------------- --------------- --------------- --------------- ---------------


Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's derivatives outstanding at June 30, 2003 include approximately $200,000 of embedded options on convertible bonds and $2,000 of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized gains or losses.


Note  4 - NET REALIZED INVESTMENT GAINS (LOSSES), NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $135,000 and $1,932,000 for the six months ended June 30, 2003 and 2002, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are included along with other net realized losses. The Company also nets certain direct, incremental investment management fees against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains and losses total $225,000 and $6,000 for the six months ended June 30, 2003 and 2002, respectively.


Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of June 30, 2003 and 2002, and for the periods then ended is as follows:

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
REVENUE:                                               2003            2002            2003            2002
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                  $ 2,259,771     $ 2,313,622     $ 4,547,712     $ 4,629,906
  Broker Life                                          1,367,436       1,492,992       2,831,642       3,046,215
  Preneed Life                                         4,193,478       4,825,708       8,335,085       8,352,974
  Dental                                               2,090,956       2,030,442       4,238,216       4,043,340
  Other Health                                           334,803         355,325         701,771         722,542
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                      10,246,444      11,018,089      20,654,426      20,794,977
  Net realized investment gains (losses)                 111,435      (1,468,150)       (164,728)     (1,796,551)
------------------------------------------------- --------------- --------------- --------------- ---------------
  Total Revenue                                      $10,357,879     $ 9,549,939     $20,489,698     $18,998,426
------------------------------------------------- --------------- --------------- --------------- ---------------


Below are the net investment income amounts which are included in the revenue totals above.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
NET INVESTMENT INCOME:                                 2003            2002            2003            2002
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                   $  377,689      $  456,245      $  774,031      $  933,076
  Broker Life                                            511,544         554,808       1,052,651       1,142,345
  Preneed Life                                           466,522         389,733         876,356         765,293
  Dental                                                   5,096           7,286          11,733          14,308
  Other Health                                            16,999          20,748          37,068          41,621
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                      $1,377,850      $1,428,820      $2,751,839      $2,896,643
------------------------------------------------- --------------- --------------- --------------- ---------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. A significant portion of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $9,066,000 and $7,149,000 during the six months ended June 30, 2003 and 2002, respectively.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
SEGMENT PROFIT (LOSS):                                 2003            2002            2003            2002
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                   $  (35,157)    $  (144,248)      $  86,710    $   (147,852)
  Broker Life                                           (240,873)       (181,591)       (175,664)       (142,998)
  Preneed Life                                          (257,999)       (133,245)       (379,411)       (349,298)
  Dental                                                  63,984         (51,539)        205,896         105,218
  Other Health                                            68,271        (136,049)       (177,252)       (169,056)
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                        (401,774)       (646,672)       (439,721)       (703,986)
  Net realized investment gains (losses)                 111,435      (1,468,150)       (164,728)     (1,796,551)
  Interest expense                                        97,401          78,176         189,609         159,404
------------------------------------------------- --------------- --------------- --------------- ---------------
  Loss before Federal Income Tax                     $  (387,740)    $(2,192,998)    $  (794,058)    $(2,659,941)
------------------------------------------------- --------------- --------------- --------------- ---------------


Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
DEPRECIATION AND AMORTIZATION:                         2003            2002            2003            2002
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                   $  175,994      $  121,640      $  351,978      $  280,910
  Broker Life                                             86,170         115,246         285,707         275,952
  Preneed Life                                           131,698         283,588         450,373         464,538
  Dental                                                  14,231          14,848          28,525          29,692
  Other Health                                             3,506          10,480          16,162          22,410
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                         411,599      $  545,802      $1,132,745      $1,073,502
------------------------------------------------- --------------- --------------- --------------- ---------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                              ----------------- ----------------
                                                  June 30,       December 31,
ASSETS:                                             2003             2002
--------------------------------------------- ----------------- ----------------

Home Service Life                                $40,489,156       $39,587,175
Broker Life                                       54,665,495        54,232,558
Preneed Life                                      56,950,744        51,991,206
Dental                                               554,483           658,963
Other Health                                       1,862,738         1,971,630
--------------------------------------------- ----------------- ----------------
Segment Totals                                  $154,522,616      $148,441,532
--------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION

United Liberty, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment, which has been fully briefed and argued and awaits decision by the Court. At United Liberty's request, an initial mediation session has been completed and negotiations are continuing. As a pre-requisite for the mediation, United Liberty offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claims liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.


NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 which states certain criteria for use in consolidating another entity. The Company has evaluated Interpretation No. 46 and does not believe it will have a material impact on the financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), effective for interim reporting periods beginning after June 15, 2003. Under the new rules, certain financial instruments classified as equity will be required to be presented as liabilities. The Company has evaluated FAS 150 and does not believe it will have a material impact on the financial statements.

Part I;  Item 2 - Management's Discussion and Analysis


FINANCIAL POSITION. Shareholders' equity totaled approximately $19,936,000 and $17,758,000 at June 30, 2003 and December 31, 2002, respectively. These balances reflect an approximate 12% increase for the six months ended June 30, 2003. As described above, comprehensive income (loss) totaled approximately $2,186,000 and $(2,654,000) for the six months ended June 30, 2003 and 2002, respectively. A significant portion of comprehensive income (loss) is attributable to changes in the value of the Company's fixed maturity and equity portfolios. Fixed maturity portfolio positions decreased $1,102,000 on an amortized cost basis and increased $1,891,000 on a market value basis during the first six months of 2003. This gross appreciation of $2,993,000 resulted primarily from increasing bond prices during the period. However, during July 2003, bond values declined and a significant portion of this appreciation was reversed. Equity securities comprised approximately 8.0% and 5.2% of the Company's total assets as of June 30, 2003 and December 31, 2002, respectively. Equity portfolio positions increased $3,204,000 on a cost basis and $4,652,000 on a market value basis, during the first six months of 2003, resulting in gross appreciation of $1,448,000. Cash and cash equivalent positions also decreased approximately $400,000 during the six months ended June 30, 2003.

Equity markets continue to be volatile but were much more favorable during 2003 than results experienced during the prior three years. Late in the second quarter of 2003, interest yields on fixed maturity investments finally began to rise. Although this produces an adverse impact on the value of the Company's bond portfolio, the opportunity to invest new money at higher yields is expected to have a positive impact on the Company's operating earnings. Additionally, improving economic activity and equity valuations have resulted in a lower level of securities impairment writedowns during 2003. The 2003 environment as described continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company's 2002 Form 10-K


OPERATIONS. Net premiums and other considerations decreased approximately $719,000, or 7% during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 but increased $1,000 for the first six months of 2003 compared to the first six months of 2002. Below is a summary of net premiums earned by segment, for the three and six month periods ended June 30, 2003, along with the change from the prior year.

                                      ------------------------------ -------------------------------
                                       Three Months Ended June 30,     Six Months Ended June 30,
                                      -------------- --------------- --------------- ---------------
NET PREMIUMS EARNED                       Total          Change          Total           Change
------------------------------------- -------------- --------------- --------------- ---------------

  Home Service Life                     $ 1,866,814      $   27,658     $ 3,742,157      $   80,383
  Broker Life                               835,213         (80,795)      1,736,119        (124,832)
  Preneed Life                            3,708,073        (712,408)      7,423,037        (135,890)
  Dental                                  2,085,654          62,787       4,226,005         197,510
  Other Health                              317,117         (16,633)        663,193         (16,164)
------------------------------------- -------------- --------------- --------------- ---------------
  Segment Totals                        $ 8,812,871      $ (719,391)    $17,790,511        $  1,007
------------------------------------- -------------- --------------- --------------- ---------------

The Home Service Life growth is attributable to a continuing focus on providing quality service to existing agents and customers along with a moderate level of new agent recruiting. The Broker Life declines are primarily attributable to competition from other carriers in the final expense marketplace. Preneed life premiums are lower, due in part to the Company's decision to emphasize the lower annual premium "multi-pay" policies rather than "single-pay" policies and some loss of volume attributable to reducing commission levels and the rate of annual growth credited to policies. Dental premium increases are attributable to additional broker relationships and normal inflationary premium increases. The Other Health segment products are not being actively marketed.

The Company's Pretax Income (Loss) improved approximately $1,805,000 to $(388,000) for the three months ended June 30, 2003, and improved
$1,866,000 to $(794,000) for the six months ended June 30, 2003, compared to the corresponding periods in 2002. Most of this improvement is attributable to improving realized investment gains (losses). Net realized investment gains (losses) totaled $111,000 and $(164,728) for the three and six month periods respectively, ending June 30, 2003. Both the equity and fixed income investment markets improved significantly during the first six months of 2003. Segment Profit (Loss), which excludes net realized investment gains (losses) and interest expense improved approximately $245,000 to $(402,000) for the three months ended June 30, 2003, and improved $265,000 for the six months ended June 30, 2003, compared to the corresponding periods in 2002. Most of this improvement is attributable to favorable Home Service Life mortality, a reduction in Other Health disability claim and reserve levels, and improvement in Dental claim levels. These favorable impacts were partially offset by net declines in the Company's investment portfolio yield and adverse Broker Life and Preneed Life mortality.

Below are pretax investment income and total return, along with approximate annualized yields for the six months ended June 30, 2003 and 2002.

                                             ----------------- -----------------
Six Months Ended June 30                               2003              2002
-------------------------------------------- ----------------- -----------------

  Investment Income                              $ 2,751,839       $ 2,896,643
  Realized and Unrealized Gains (Losses)           4,276,072        (2,456,404)
-------------------------------------------- ----------------- -----------------
  Total Return                                  $  7,027,911       $   440,239
-------------------------------------------- ----------------- -----------------

  Average Cash and Investments                  $128,685,929      $113,549,504

  Investment Income Yield - Annualized                4.28%             5.10%
  Total Return - Annualized                          10.92%             0.78%

The Company's effective income tax rate differs from the statutory federal rate primarily due to the effect of the small life insurance company deduction which allows certain companies to reduce their taxable income by up to 60% before computing provisions for regular and alternative minimum tax.


CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $3,489,000 for the six months ended June 30, 2003 compared to $6,904,000 for the same period in the prior year. This positive cash flow for both periods is primarily attributable to growth in Preneed Life business, although the 2002 total also includes an approximate $1,072,000 net recovery of federal income tax. The $2,369,000 of cash used by investing activities for the six months ended June 30, 2003 resulted primarily from investing the proceeds of Preneed Life sales. The $1,520,000 of cash used in financing activities during the first six months of 2003 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals. The quarterly bank loan payment due on July 1, 2003 was paid by June 30, 2003, accordingly, the outstanding bank loan balance decreased by three quarterly installments. Due to continued investment losses and earnings pressure from lower yields on investments and cash equivalents, the Company is completing a strategic review of its products and operations. A key element of this initiative is improving profitability of the Preneed, Home Service, and Broker Life segments by increasing premiums, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2003 debt obligations and, with other available assets, will probably be adequate to service debt obligations through 2004. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $3,000,000 if necessary, which could service debt obligations through the majority of 2006.


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

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk


Quantitative and Qualitative Risk. The primary changes in quantitative market risks during the six months ended June 30, 2003 are discussed in Part I, Item 2 above.




Part I;  Item 4 - Controls and Procedures


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management of the Company conducted an evaluation of its disclosure controls and procedures, with the supervision and participation of its Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. The Company does not expect that its disclosure controls and procedures will prevent all error and fraud. Such a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must balance the constraint of prudent resource expenditure with a judgmental evaluation of risks and benefits. Based on this evaluation of disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures provide reasonable assurance that material information required to be included in the Company's periodic SEC reports is made known on a timely basis to the Company's principal executive and financial officers.

CHANGES IN INTERNAL CONTROLS. There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation, that occurred during the fiscal quarter ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information



Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2003 annual meeting of shareholders of the Company was held on May 22, 2003. At the meeting, eight incumbent directors were re-elected to serve until the 2003 annual meeting of shareholders. The names of the incumbent directors and shares of the Company's Class A Stock voted for each were as follows:
Candidate                                       Votes
-------------------------------------      -----------------

John H. Harralson, Jr.                         1,364,917
Lane A. Hersman                                1,292,093
Frank T. Kiley                                 1,312,293
Earle V. Powell                                1,364,817
Thomas G. Ward                                 1,364,917
Darrell R. Wells                               1,312,293
Margaret A. Wells                              1,312,293


Item 6.  Exhibits and Reports on Form 8-K.

      a).   Exhibit 11:         Statement re: computation of per share earnings
            Exhibit 31.1:       Certification of Chief Executive Officer
            Exhibit 31.2:       Certification of Chief Financial Officer
            Exhibit 32.1:       Certification of Chief Executive Officer
            Exhibit 32.2:       Certification of Chief Financial Officer


      b).   Reports on Form 8-K:        On May 22, 2003 the Company filed a Form
                                        8-K to furnish, pursuant to Item 12, a press release disclosing the Company's earnings for the first quarter of 2003.

                                        On May 23, 2003 the Company filed a Form
                                        8-K to furnish, pursuant to Item 12, remarks by the Company's Executive Vice President and Chief Operating Officer at the Company's 2003 Annual Meeting.



                                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CITIZENS FINANCIAL CORPORATION
                             BY:  /s/ Darrell R. Wells
                                  ----------------------------------------------
                                      Darrell R. Wells
                                      President and Chief Executive Officer

                             BY:  /s/ Brent L. Nemec
                                  ----------------------------------------------
                                      Brent L. Nemec
                                      Treasurer and Principal Accounting Officer
Date:  August 12, 2003

                                  EXHIBIT INDEX



--------------------- ----------------------------------------------------------
    Exhibit No.                      Description
--------------------- ----------------------------------------------------------

         11           Statement re: computation of per share earnings

        31.1          Certification of Chief Executive Officer

        31.2          Certification of Chief Financial Officer

        32.1          Certification of Chief Executive Officer

        32.2          Certification of Chief Financial Officer