Form 10-Q
period 2003-09-30
CITIZENS FINANCIAL CORP /KY/
filed 2003-11-14
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,685,228 as of November 12, 2003.

The date of this Report is November 14, 2003.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)



Nine Months Ended September 30                                                         2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $27,088,830         $ 29,503,837
   Premiums ceded                                                                  (826,587)            (964,938)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        26,262,243           28,538,899
   Net investment income                                                          4,332,680            4,308,775
   Net realized investment gains (losses)                                           760,829           (2,497,769)
   Other income                                                                     158,832              374,937
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   31,514,584           30,724,842

Policy Benefits and Expenses:
   Policyholder benefits                                                         15,965,187           14,394,220
   Policyholder benefits ceded                                                     (766,275)          (1,039,057)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                               15,198,912           13,355,163
   Increase in net benefit reserves                                               5,979,186            9,796,081
   Interest credited on policyholder deposits                                       522,627              572,568
   Commissions                                                                    4,999,926            5,577,016
   General expenses                                                               5,217,787            5,017,477
   Interest expense                                                                 279,677              234,053
   Policy acquisition costs deferred                                             (1,623,450)          (2,080,972)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                   1,461,102            1,598,876
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               32,035,767           34,070,262
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax                                                             (521,183)          (3,345,420)
Income Tax Benefit                                                                 (121,000)            (628,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                      $    (400,183)      $   (2,717,420)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss Per Common Share                                                           $ (0.24)             $ (1.58)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.




                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)



Three Months Ended September 30                                                        2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $ 8,765,717         $ 11,069,060
   Premiums ceded                                                                  (293,985)            (319,665)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         8,471,732           10,749,395
   Net investment income                                                          1,580,841            1,412,132
   Net realized investment gains (losses)                                           925,557             (701,218)
   Other income                                                                      46,756              266,107
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   11,024,886           11,726,416

Policy Benefits and Expenses:
   Policyholder benefits                                                          5,283,059            4,597,113
   Policyholder benefits ceded                                                     (210,423)            (189,383)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                5,072,636            4,407,730
   Increase in net benefit reserves                                               2,022,373            4,096,554
   Interest credited on policyholder deposits                                       177,055              169,527
   Commissions                                                                    1,611,689            2,039,036
   General expenses                                                               1,792,592            1,742,364
   Interest expense                                                                  90,068               74,649
   Policy acquisition costs deferred                                               (486,134)            (797,187)
   Amortization of deferred policy acquisition costs,
      value of insurance acquired, and goodwill                                     471,732              679,222
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               10,752,011           12,411,895
------------------------------------------------------------------------ -------------------- --------------------
Income (Loss) before income tax                                                     272,875             (685,479)
Income Tax Expense (Benefit)                                                         20,000             (213,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Income (Loss)                                                               $   252,875          $  (472,479)
------------------------------------------------------------------------ -------------------- --------------------

Net Income (Loss) Per Common Share                                                    $ 0.15              $ (0.27)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition



                                                                                September 30,        December 31,
                                                                                         2003                2002
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)
Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $102,252,796
      and $101,161,174 in 2003 and 2002, respectively)                       $  106,902,419         $ 103,953,815
      Equity securities (cost of $12,553,529 and
      $7,108,735 in 2003 and 2002, respectively)                                 14,946,354             7,761,892
   Investment real estate                                                         3,189,618             3,252,424
   Policy loans                                                                   4,347,610             4,239,128
   Short-term investments                                                           632,381               632,381
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                               130,018,382           119,836,640

Cash and cash equivalents                                                         4,007,597             6,699,171
Accrued investment income                                                         1,427,560             1,330,036
Reinsurance recoverable                                                           2,605,526             2,886,256
Premiums receivable                                                                 262,057               215,759
Property and equipment                                                            2,639,783             2,767,763
Deferred policy acquisition costs                                                10,366,836             9,915,288
Value of insurance acquired                                                       3,230,070             3,617,602
Goodwill                                                                            755,782               755,782
Federal income tax receivable                                                       310,158               250,158
Other assets                                                                         24,102               164,077
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 155,647,853         $ 148,441,532
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.




                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                               September 30,     December 31,
                                                                                        2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                    $  108,487,159        $  102,649,565
   Policyholder deposits                                                         15,505,662            15,743,293
   Policy and contract claims                                                     1,577,726             1,797,195
   Unearned premiums                                                                239,500               247,625
   Other                                                                            229,340               277,955
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        126,039,387           120,715,633

Note payable - bank                                                               4,462,502             5,779,168
Note payable - related party                                                      2,000,000             2,000,000
Accrued expenses and other liabilities                                            2,075,534             1,851,467
Deferred federal income tax                                                       1,408,030               337,632
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               135,985,453           130,683,900

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,685,228 and 1,686,828 shares issued and outstanding
      in 2003 and 2002, respectively                                              1,685,228             1,686,828
   Additional paid-in capital                                                     7,170,321             7,176,480
   Accumulated other comprehensive income                                         4,536,469             2,223,759
   Retained earnings                                                              6,270,382             6,670,565
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       19,662,400            17,757,632
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 155,647,853         $ 148,441,532
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.





                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)



Nine Months Ended September 30                                                         2003                 2002
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                       $   (400,183)        $ (2,717,420)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                   5,824,530            9,701,374
   Increase (decrease) in claim liabilities                                        (219,469)             159,674
   Decrease in reinsurance recoverable                                              280,730              225,437
   Interest credited on policyholder deposits                                       522,627              572,568
   Provision for amortization and depreciation, net of deferrals                     59,851             (250,520)
   Amortization of premium and accretion of discount on
      securities purchased, net                                                      63,281               20,018
   Net realized investment (gains) losses                                          (760,829)           2,497,769
   Increase in accrued investment income                                            (97,524)              18,205
   Change in other assets and liabilities                                            66,404              166,587
   Decrease in deferred federal income tax liability                               (121,000)            (314,034)
   (Increase) decrease in federal income taxes receivable                           (60,000)           2,564,918
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                   5,158,418           12,644,576

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (61,311,997)         (48,773,836)
Investments sold or matured                                                      55,699,136           32,308,112
Investment management fees                                                          (12,552)             (45,618)
Additions to real estate                                                            (26,529)             (28,690)
Additions to property and equipment                                                 (12,195)              (1,657)
Other investing activities, net                                                    (101,172)               9,353
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Investment Activities                                           (5,765,309)         (16,532,336)

Cash Flows from Financing Activities:
Policyholder deposits                                                               417,888              588,023
Policyholder withdrawals                                                         (1,178,146)          (1,310,077)
Payments on notes payable - bank                                                 (1,316,666)            (987,500)
Repurchase of common stock                                                           (7,759)             (67,696)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                            (2,084,683)          (1,777,250)

------------------------------------------------------------------------ -------------------- --------------------
Net Increase (Decrease) in Cash and Cash Equivalents                             (2,691,574)          (5,665,010)
Cash and Cash Equivalents at Beginning of Period                                  6,699,171           18,433,626
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                     $  4,007,597         $ 12,768,616
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


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

                                           ---------------------------------- ----------------------------------
                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                           ---------------------------------- ----------------------------------
                                           ---------------- ----------------- ---------------- -----------------
COMPREHENSIVE INCOME:                           2003              2002             2003              2002
------------------------------------------ ---------------- ----------------- ---------------- -----------------

Net Income (Loss)                             $   252,875      $  (472,479)     $   (400,183)   $  (2,717,420)
Net Unrealized gains (losses) on
securities                                       (526,373)         965,148         2,312,710          556,174
------------------------------------------ ---------------- ----------------- ---------------- -----------------
Comprehensive Income (Loss)                   $  (273,498)     $   492,669      $  1,912,527    $  (2,161,246)
------------------------------------------ ---------------- ----------------- ---------------- -----------------


Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's derivatives outstanding at September 30, 2003 include approximately $195,000 of embedded options on convertible bonds and $134,000 of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized gains or losses.


Note  4 - NET REALIZED INVESTMENT GAINS (LOSSES), NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $135,000 and $2,095,000 for the nine months ended September 30, 2003 and 2002, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are included along with other net realized losses. The Company also nets certain direct, incremental investment management fees against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains and losses total $236,000 and $23,000 for the nine months ended September 30, 2003 and 2002, respectively.


Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment which are not aggressively marketed include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of September 30, 2003 and 2002, and for the periods then ended is as follows:

                                        ---------------------------------- ----------------------------------
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        ---------------------------------- ----------------------------------
                                        ---------------- ----------------- ---------------- -----------------
REVENUE:                                     2003              2002             2003              2002
--------------------------------------- ---------------- ----------------- ---------------- -----------------

Home Service Life                         $  2,267,969     $  2,405,316      $  6,815,681     $  7,035,222
Broker Life                                  1,485,946        1,485,669         4,317,588        4,531,884
Preneed Life                                 3,953,455        6,092,054        12,288,540       14,445,028
Dental                                       2,052,254        2,077,379         6,290,470        6,120,719
Other Health                                   339,705          367,216         1,041,476        1,089,758
--------------------------------------- ---------------- ----------------- ---------------- -----------------
Segment Totals                              10,099,329       12,427,634        30,753,755       33,222,611
Net realized investment gains (losses)         925,557         (701,218)          760,829       (2,497,769)
--------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Revenue                             $ 11,024,886     $ 11,726,416      $ 31,514,584     $ 30,724,842
--------------------------------------- ---------------- ----------------- ---------------- -----------------


Below are the net investment income amounts which are included in the revenue totals above.

                                        ---------------------------------- ----------------------------------
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        ---------------------------------- ----------------------------------
                                        ---------------- ----------------- ---------------- -----------------
NET INVESTMENT INCOME:                       2003              2002             2003              2002
--------------------------------------- ---------------- ----------------- ---------------- -----------------

  Home Service Life                        $   434,121      $   435,698      $  1,208,152     $  1,368,774
  Broker Life                                  580,429          527,574         1,633,080        1,669,919
  Preneed Life                                 537,241          425,155         1,413,597        1,190,448
  Dental                                         7,047            5,454            18,780           19,762
  Other Health                                  22,002           18,251            59,070           59,872
--------------------------------------- ---------------- ----------------- ---------------- -----------------
  Segment Totals                          $  1,580,840     $  1,412,132      $  4,332,679     $  4,308,775
--------------------------------------- ---------------- ----------------- ---------------- -----------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. A significant portion of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $9,941,000 and $7,179,000 during the nine months ended September 30, 2003 and 2002, respectively.

                                         ---------------------------------- ----------------------------------
                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                         ---------------------------------- ----------------------------------
                                         ----------------- ---------------- ----------------- ----------------
SEGMENT PROFIT (LOSS):                         2003             2002              2003             2002
---------------------------------------- ----------------- ---------------- ----------------- ----------------

  Home Service Life                         $  (122,951)      $   145,625      $   (36,241)       $   (2,227)
  Broker Life                                  (312,089)          (49,071)        (487,753)         (192,069)
  Preneed Life                                  (59,469)         (163,181)        (438,880)         (512,479)
  Dental                                        (10,726)          131,685          195,170           236,903
  Other Health                                  (57,379)           25,330         (234,631)         (143,726)
---------------------------------------- ----------------- ---------------- ----------------- ----------------
  Segment Totals                               (562,614)           90,388       (1,002,335)         (613,598)
  Net realized investment gains
(losses)                                        925,557          (701,218)         760,829        (2,497,769)
  Interest expense                               90,068            74,649          279,677           234,053
---------------------------------------- ----------------- ---------------- ----------------- ----------------
  Gain (Loss) before income tax              $  272,875       $  (685,479)     $  (521,183)     $ (3,345,420)
---------------------------------------- ----------------- ---------------- ----------------- ----------------


Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

                                        ---------------------------------- ----------------------------------
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        ---------------------------------- ----------------------------------
                                        ---------------- ----------------- ---------------- -----------------
DEPRECIATION AND AMORTIZATION:               2003              2002             2003              2002
--------------------------------------- ---------------- ----------------- ---------------- -----------------

  Home Service Life                         $  196,679       $  250,420        $  548,657       $  531,330
  Broker Life                                  182,691          119,652           468,398          395,604
  Preneed Life                                 147,511          363,395           597,884          827,933
  Dental                                        15,759           13,946            44,284           43,638
  Other Health                                   7,918            9,542            24,080           31,952
--------------------------------------- ---------------- ----------------- ---------------- -----------------
  Segment Totals                            $  550,558       $  756,955       $ 1,683,303      $ 1,830,457
--------------------------------------- ---------------- ----------------- ---------------- -----------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                              ----------------- ----------------
                                               September 30,     December 31,
ASSETS:                                             2003             2002
--------------------------------------------- ----------------- ----------------

Home Service Life                               $ 40,533,336      $ 39,587,175
Broker Life                                       54,070,858        54,232,558
Preneed Life                                      58,511,130        51,991,206
Dental                                               586,657           658,963
Other Health                                       1,945,872         1,971,630
--------------------------------------------- ----------------- ----------------
Segment Totals                                  $155,647,853      $148,441,532
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


NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 which states certain criteria for use in consolidating another entity. The provisions of Interpretation No. 46 had no impact on the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), effective for interim reporting periods beginning after June 15, 2003. Under the new rules, certain financial instruments classified as equity will be required to be presented as liabilities. The provisions of FAS 150 had no impact on the financial statements of the Company.

Part I;  Item 2 - Management's Discussion and Analysis


FINANCIAL POSITION. Shareholders' equity totaled approximately $19,662,000 and $17,758,000 at September 30, 2003 and December 31, 2002, respectively. These balances reflect an approximate 11% increase for the nine months ended September 30, 2003. As described above, comprehensive income (loss) totaled approximately $1,913,000 and $(2,161,000) for the nine months ended September 30, 2003 and 2002, respectively. A significant portion of comprehensive income (loss) is attributable to changes in the value of the Company's fixed maturity and equity portfolios. Fixed maturity portfolio positions increased $1,092,000 on an amortized cost basis and increased $2,949,000 on a market value basis during the first nine months of 2003. This gross appreciation of $1,857,000 resulted primarily from increasing bond prices during the period. Equity securities comprised approximately 9.6% and 5.2% of the Company's total assets as of September 30, 2003 and December 31, 2002, respectively. Equity portfolio positions increased $5,445,000 on a cost basis and $7,184,000 on a market value basis, during the first nine months of 2003, resulting in gross appreciation of $1,739,000. Cash and cash equivalent positions also decreased approximately $2,692,000 during the nine months ended September 30, 2003 primarily due to increased fixed maturity and equity security investments.

Equity markets continue to be volatile but were much more favorable during 2003 than results experienced during the prior three years. Late in the second quarter of 2003, interest yields on fixed maturity investments finally began to rise. Although this adversely impacts the market value of the Company's bond portfolio, the opportunity to invest new money at higher yields would have a positive impact on the Company's operating earnings. Additionally, improving economic activity and equity valuations have resulted in a lower level of securities impairment writedowns during 2003. The 2003 environment as described continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative investment risk are not believed to have changed significantly from those previously disclosed in the Company's 2002 Form 10-K.


OPERATIONS. Net premiums and other considerations decreased approximately $2,278,000, or 21% during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and decreased $2,277,000, or 8% for the first nine months of 2003 compared to the first nine months of 2002. Below is a summary of net premiums earned by segment, for the three and nine month periods ended September 30, 2003, along with the change from the prior year.

                                      ---------------------------------- ----------------------------------
                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                      ---------------------------------- ----------------------------------
                                      ---------------- ----------------- ---------------- -----------------
NET PREMIUMS EARNED                        Total            Change            Total            Change
------------------------------------- ---------------- ----------------- ---------------- -----------------

  Home Service Life                     $  1,821,080          (64,488)     $  5,563,237        $  15,895
  Broker Life                                888,522           32,821         2,624,641          (92,011)
  Preneed Life                             3,400,085       (2,191,979)       10,823,122       (2,327,869)
  Dental                                   2,044,997          (25,746)        6,271,002          171,764
  Other Health                               317,048          (28,271)          980,241          (44,435)
------------------------------------- ---------------- ----------------- ---------------- -----------------
  Segment Totals                        $  8,471,732    $  (2,277,663)    $  26,262,243    $  (2,276,656)
------------------------------------- ---------------- ----------------- ---------------- -----------------

The Home Service Life growth for the year is attributable to a continuing focus on providing quality service to existing agents and customers along with a moderate level of new agent recruiting, although some agents have expressed concern about a recent premium rate increase. The Broker Life decline for the year is primarily attributable to competition from other carriers in the final expense marketplace. Preneed life premiums are lower, due in part to the Company's decision to emphasize the lower annual premium "multi-pay" policies rather than "single-pay" policies and some loss of volume attributable to reducing commission levels and the rate of annual growth credited to policies. During 2003, Dental premiums were favorably impacted by additional broker relationships and normal inflationary premium increases. The Other Health segment products are not being actively marketed.

The Company's Pretax Income (Loss) improved approximately $958,000 to $273,000 for the three months ended September 30, 2003, and improved $2,824,000
to $(521,000) for   the  nine  months   ended   September  30,  2003,   compared
to the corresponding periods in 2002. Most of this improvement is attributable to improving realized investment gains (losses). Net realized investment gains totaled $926,000 and $761,000 respectively, for the three and nine month periods ending September 30, 2003, compared to realized losses of $701,000 and $2,498,000 respectively, for the three and nine month periods ending September 30, 2002. Both the equity and fixed income investment markets improved significantly during the first nine months of 2003. Segment Profit
(Loss), which excludes net realized investment gains (losses) and interest expense declined approximately $653,000 to $(563,000) for the three months ended September 30, 2003, and declined $389,000 to $(1,002,000) for the nine months ended September 30, 2003, compared to the corresponding periods in 2002. A significant portion of the adverse impact for the three and nine month periods ended September 30, 2003 relates to the approximate 54 basis point decline in investment yields as shown below. However, investment yields for the three months ended September 30, 2003 were approximately 46 basis points higher than yields during the first six months of 2003. Additionally, for the three months ended September 30, 2003, mortality was unfavorable in the Home Service and Broker Life lines and Dental claim rates were higher, compared to the three months ended September 30, 2002. For the nine months ended September 30, 2003, Preneed Life results were somewhat favorably impacted by a variety of pricing and agent compensation actions taken, while mortality and morbidity results in the other business segment were relatively stable.

Below are pretax investment income and total return, along with approximate annualized yields for the nine months ended September 30, 2003 and 2002.

                                             ----------------- -----------------
Nine Months Ended September 30                         2003              2002
-------------------------------------------- ----------------- -----------------

  Investment Income                             $  4,332,680       $ 4,308,775
  Realized and Unrealized Gains (Losses)           4,357,479        (1,654,740)
-------------------------------------------- ----------------- -----------------
  Total Return                                  $  8,690,159       $ 2,654,035
-------------------------------------------- ----------------- -----------------

  Average Cash and Investments                 $ 130,248,047     $ 115,261,875

  Investment Income Yield - Annualized                4.44%             4.98%
  Total Return - Annualized                           8.90%             3.07%

The Company's effective income tax rate differs from the statutory federal rate primarily due to the effect of the small life insurance company deduction which allows certain companies to reduce their taxable income by up to 60% before computing provisions for regular and alternative minimum tax.


CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $5,158,000 for the nine months ended September 30, 2003 compared to $12,645,000 for the same period in the prior year. This positive cash flow for both periods is primarily attributable to growth in Preneed Life business, although the 2002 total also includes an approximate $2,565,000 net recovery of federal income tax. The $5,765,000 of cash used by investing activities for the nine months ended
September 30, 2003 resulted primarily from investing the proceeds of Preneed Life sales. The $2,085,000 of cash used in financing activities during the first nine months of 2003 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals. The quarterly bank loan payment due on October 1, 2003 was paid by September 30, 2003, accordingly, the outstanding bank loan balance decreased by four quarterly installments during 2003. Due to continued earnings pressure from lower yields on investments and other competitive impacts on product margins, the Company is completing a strategic review of its products and operations. A key element of this initiative is improving profitability of the Preneed, Home Service, and Broker Life segments by increasing premiums, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2003 debt obligations and, with other available assets, will probably be adequate to service debt obligations through 2004. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $3,000,000 if necessary, which could service debt obligations through the majority of 2006. For the quarter ended September 30, 2003, the Company did not meet one of its bank debt covenants (debt to earnings ratio), however the lender has waived this violation. In return for the waiver and recognizing the Company may not meet this covenant as of December 31, 2003, the Company's Chairman agreed to personally guarantee the outstanding bank debt. During the fourth quarter of 2003, the Company expects to negotiate an appropriate fee for this personal guarantee will attempt to renegotiate the debt to earnings ratio covenant.

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

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk


QUANTITATIVE AND QUALITATIVE RISK. Changes in quantitative and qualitative market risks during the nine months ended September 30, 2003 are discussed in
Part I, Item 2 above.




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

CHANGES IN INTERNAL CONTROLS. There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation, that occurred during the fiscal quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


   b).   Reports on Form 8-K:   On August 15, 2003  the Company filed a Form 8-K
                                to furnish, pursuant to Item 12, a press release disclosing the Company's earnings for the second quarter of 2003.




                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS FINANCIAL CORPORATION
                         BY:       /s/ Darrell R. Wells
                                   ---------------------------------------------
                                   Darrell R. Wells
                                   President and Chief Executive Officer

                         BY:       /s/ Brent L. Nemec
                                   ---------------------------------------------
                                   Brent L. Nemec
                                   Treasurer and Principal Accounting Officer
Date:  November 14, 2003

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