Form 10-K
period 2003-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2004-03-29
CIK 887136

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
     (Mark One)
          X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2003
                                                        or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from __________ to __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ~~X~~ No ~~~~~

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [~X~]

Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ~~~~~ No ~~X~~

State the aggregate market value of the common equity held by non-affiliates of the registrant: $5,015,673 (based on an $7.89 per share average of bid and asked prices on March 25, 2004).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,685,228 shares of Class A Stock as of March 25, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer's Board of Director's Proxy Statement for the Annual Meeting of Shareholders now scheduled for June 30, 2004 are incorporated into
Part III of this Form 10-K. The date of this Report is March 29, 2004.

================================================================================

                                    CONTENTS

                                     PART I

                                                                            Page

ITEM   1.    BUSINESS ..................................................       3
ITEM   2.    PROPERTIES ................................................      10
ITEM   3.    LEGAL PROCEEDINGS .........................................      10
ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......      10


                                     PART II

ITEM   5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS ......................      11
ITEM   6.    SELECTED FINANCAL DATA ....................................      12
ITEM   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................      13
ITEM   7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.      24
ITEM   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      26
ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE ..............      26
ITEM   9a.   EVALUATION OF DISCLOSURE CONTROLS  AND PROCEDURES..........      26


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........      54
ITEM 11.     EXECUTIVE COMPENSATION ....................................      54
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS .......      54
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS .....................................      54
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES ....................      54


                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K ....................      54
SIGNATURES .............................................................      55
EXHIBIT INDEX ..........................................................      56
EXHIBITS................................................................      57




This report contains projections and other forward-looking statements regarding future events or the future financial performance of the Company. Actual events and results may differ materially from those in the projections and other forward-looking statements set forth herein. Among the important factors that could cause actual events or results to differ materially from those in the projections and other forward-looking statements are: changes in the market value of the Company's investments, including stock market performance and interest rate changes; customer response to marketing efforts; mortality and morbidity trends; regulatory changes; actions of independent rating agencies; general economic conditions and increased competition; the Company's ability to achieve operating efficiencies; unanticipated adverse litigation; and changes in Federal tax law. Readers are referred to the Items 1, 7, 7a and 8 in this report and to the Company Report on Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 2003 for a discussion of these and other important risk factors concerning the Company and its operations.

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


Insurance Operations

The Company, through its Life Insurance Subsidiaries, operates in five segments -- 1) home service life insurance, 2) broker-sold life insurance and annuities,
3) preneed life insurance, 4) dental insurance, and 5) other health and accident insurance. The home service and preneed life segments provide individual coverages; the dental segment provides group coverages; while the broker life and other health segments include individual and group insurance coverages. The following table presents each business segment's revenue; pretax profit or loss excluding realized investment gains and interest expense; and ending assets for each of the last three fiscal years. Additional segment information is contained in Item 7 and in Note 9 of the Notes to Consolidated Financial Statements.

Segment Revenue, Profit or Loss, and Assets:


December 31                                                            2003              2002             2001
----------------------------------------------------------- ----------------- ---------------- -----------------

 Revenue:
   Home Service Life                                            $ 9,147,813     $  9,260,097      $  9,290,120
   Broker Life                                                    6,019,952        5,964,089         6,497,286
   Preneed Life                                                  14,780,938       19,706,136         9,974,405
   Dental                                                         8,417,118        8,209,257         8,025,375
   Other Health                                                   1,381,981        1,432,607         1,487,562
----------------------------------------------------------- ----------------- ---------------- -----------------
   Segment Totals                                                39,747,802       44,572,186        35,274,748
   Net realized investment gains (losses)                         1,977,635       (2,469,768)       (7,911,829)
----------------------------------------------------------- ----------------- ---------------- -----------------
   Total Revenue                                                $41,725,437     $ 42,102,418      $ 27,362,919
----------------------------------------------------------- ----------------- ---------------- -----------------


Year Ended December 31                                                 2003              2002             2001
----------------------------------------------------------- ----------------- ---------------- -----------------

Segment Profit (Loss):
   Home Service Life                                           $     75,520      $   275,809      $   382,723
   Broker Life                                                     (121,851)        (265,488)          74,960
   Preneed Life                                                    (955,227)        (670,349)        (264,488)
   Dental                                                           230,289          297,740          256,385
   Other Health                                                    (201,385)        (191,289)          10,847
----------------------------------------------------------- ----------------- ---------------- -----------------
   Segment Totals                                                  (972,654)        (553,577)         460,427
   Net realized investment gains (losses)                         1,977,635       (2,469,768)      (7,911,829)
   Interest expense                                                 363,273          305,715          532,962
----------------------------------------------------------- ----------------- ---------------- -----------------
   Income (Loss) before income tax and cumulative                 $ 641,708      $(3,329,060)     $(7,984,364)
   effect of a change in accounting principle
----------------------------------------------------------- ----------------- ---------------- -----------------


December 31                                                            2003             2002              2001
----------------------------------------------------------- ----------------- ---------------- -----------------

 Assets:
   Home Service Life                                           $ 41,312,914      $ 45,219,971     $ 44,818,038
   Broker Life                                                   54,585,019        53,874,949       54,954,194
   Preneed Life                                                  60,100,723        46,739,831       34,138,535
   Dental                                                           930,279           660,334          726,728
   Other Health                                                   1,951,397         1,946,447        1,959,588
----------------------------------------------------------- ----------------- ---------------- -----------------
   Total Assets                                                $158,880,332      $148,441,532     $136,597,083
----------------------------------------------------------- ----------------- ---------------- -----------------


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

The graded death benefit policy returns premium plus interest compounded at an annual rate of 10% if the insured dies of natural causes during the first three years the policy is in force. If the insured dies of an accidental cause, the benefit payable is the face amount of the policy. The simplified issue product provides full face amount coverage from date of issue, is more extensively underwritten and carries lower premium rates than the graded death benefit product. These products are targeted towards the "final expense market."

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

Year Ended December 31  (Dollars in Thousands)                     2003                 2002                  2001
-------------------------------------------------- --------------------- -------------------- ---------------------
Gross In-force at beginning of period1                         $792,722             $812,515              $809,045
New business issued during period:
    Individual                                                 $103,239              $95,706             $ 113,119
    Group                                                        10,377               13,063                 7,632
-------------------------------------------------- --------------------- -------------------- ---------------------
      New business total                                       $113,616             $108,769             $ 120,751

Terminations during period                                     $141,287             $128,562             $ 117,281
Termination rate2                                                 17.8%                15.8%                 14.5%
Gross In-force at end of period1:
    Individual                                                 $661,720             $663,394              $668,565
    Group                                                       103,331              129,328               143,950
-------------------------------------------------- --------------------- -------------------- ---------------------
Gross In-force total at end of period                          $765,051             $792,722              $812,515
-------------------------------------------------- --------------------- -------------------- ---------------------

Reinsurance ceded at end of period                               91,480               96,202               109,227
-------------------------------------------------- --------------------- -------------------- ---------------------
Net In-force at end of period                                  $673,571             $696,520              $703,288
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

   b  Alabama         b   Indiana         u  Nebraska          u  Oregon
   u  Arizona         u   Kansas          u  Nevada            c  Pennsylvania
   b  Arkansas        b   Kentucky        c  New Jersey        b  South Carolina
   u  Colorado        b   Louisiana       u  New Mexico        b  Tennessee
   c  Delaware        b   Maryland        c  North Carolina    b  Texas
   c  District of     b   Mississippi     u  Oklahoma          u  Utah
      Columbia
   b  Florida         b   Missouri        c  Ohio              c  Virginia
   c  Georgia                                                  b  West Virginia

The Life Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 3,200 sales representatives are licensed as independent agents for the Life Insurance Subsidiaries. Nearly all of these agents also represent other insurers. Approximately 500 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 600 agents specialize in the preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

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

Investments. The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Life Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. Where deemed appropriate, the Life Insurance Subsidiaries will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). The Company's non-investment grade bonds, based on reported fair values, represented 7.0% of the Company's cash and invested assets as of December 31, 2003. Citizens Security has maintained substantial investments in equity securities in order to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Life Insurance Subsidiaries. Mortgage loans, federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2., "Description of Property," represented approximately 4.4% of cash and invested assets as of December 31, 2003. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 2003 that would be included in the high-risk classification.

For additional information concerning investment results, see Item 7.

Reinsurance. In keeping with industry practice, the Life Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks which they underwrite. The Life Insurance Subsidiaries retain no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 2003, approximately $91,480,000 or 12% of life insurance in force was reinsured under arrangements described in Note 11 of the Notes to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Life Insurance Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit their maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Life Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

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

State Insurance Regulation. The Insurance Subsidiaries, in common with other insurers, are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, regulate the form and content of policies, establish reserve requirements, prescribe the type and amount of allowable investments, and review premium rates for fairness and adequacy. The Insurance Subsidiaries file detailed annual statements with all states in which they are licensed to transact business. The Kentucky Office of Insurance also periodically examines the business and accounts of the Insurance Subsidiaries. In recent years, various state insurance departments and the NAIC have expressed concern, essentially about the "rate of return" earned by holders of small face amount life policies, potentially including Preneed policies. Although the Company does not believe calculating a simple "rate of return" is meaningful for traditional life insurance products, state insurance regulators could take steps that would alter the profitability of existing policies and/or eliminate small face amount policies as a viable product offering.

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Life Insurance Subsidiaries, net of (refunds) but before offsets for future premium or intangible property taxes, were $6,945, $12,587, and $(1,000) in 2003, 2002, and 2001, respectively.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the Kentucky Department of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 2004, the maximum amount of dividends that Citizens Insurance could pay, without the Commissioner's approval, is $56,500. Both Citizens Security and United Liberty are unable to pay such a dividend. The Company provides substantially all management, operating and employee services for the Insurance Subsidiaries and is reimbursed at actual cost plus fifteen percent. This management fee totaled $4,734,000 for 2003. The Company currently has resources which management believes will be adequate to service debt obligations through 2005. In addition, the Company's Chairman has expressed potential willingness to lend up to $2,000,000 of additional funds to the Company if necessary. Accordingly, the Company is not relying upon affiliate dividends or preferred stock redemptions for near-term debt service.

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

The Life Insurance Subsidiaries' AVR, as of December 31, 2003, 2002 and 2001, is shown in Item 7. Cash flow testing and the results of such testing as applied to the Life Insurance Subsidiaries are also described and discussed in Item 7.

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

Based on RBC computations as of December 31, 2003, the Insurance Subsidiaries each have capital which is in excess of minimum regulatory requirements.

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

Employees. As of March 16, 2003, 70 people, excluding agents, were employed by the Company. As of that date, the Company had approximately 3,200 independent agents licensed to sell its products.


                               ITEM 2. PROPERTIES

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and its Subsidiaries occupy about 31% of the building for their headquarters and home offices. The Company leases the remaining space to tenants under leases of various durations. Market conditions for this property are generally favorable and, in management's opinion, the property is adequately covered by insurance. Currently, the Company's policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. In addition, the Company's current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised-value ratio of more than 75%.


                            ITEM 3. LEGAL PROCEEDINGS

An action was filed against United Liberty in the Court of Common Pleas for Butler County, Ohio by two policyholders in June 2000. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment, which has been completely briefed and argued and awaits decision by the Court. At United Liberty's request, an initial mediation session has been completed and negotiations are continuing. As a pre-requisite for the mediation, United Liberty offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. There are no other material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject other than routine litigation incidental to the business of the Company and its subsidiaries. There are no material proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.


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

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

As of March 22, 2004, there were approximately 2,500 holders of record of the Company's Class A Stock, its only class of common equity. The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading volume in 2003 was about 10% of the average shares outstanding during the year and trading volume by non-affiliates was about 23% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 2003 and 2002 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

                                    Bid Quotations for Class A Stock
                                  -------------------------------------
Quarter Ended                          High Bid               Low Bid
December 31, 2003                    $    8.590            $    6.500
September 30, 2003                   $    6.940            $    6.030
June 30, 2003                        $    6.950            $    4.250
March 31, 2003                       $    5.750            $    3.950
December 31, 2002                    $    5.260            $    3.350
September 30, 2002                   $    8.000            $    3.800
June 30, 2002                        $    8.900            $    7.500
March 31, 2002                       $    9.000            $    8.050

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its outstanding borrowings compared to dividends and income before interest expense, amortization, depreciation and income tax expense for (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January 2004, the bank loan covenant precludes the Company from paying any dividends. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security's repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code subject transactions between the Insurance Subsidiaries and their respective parents, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Insurance Subsidiaries' capital and surplus available to support policyholder obligations. See Item 1. "Description of Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

Below is summary of securities available for issuance under equity compensation plans.

                                      a                       B                              c
-------------------------- ------------------------ ---------------------- --------------------------------------
                            Number of Securities      Weighted-Average        Number of Securities Remaining
                              to be Issued Upon       Exercise Price of     Available for Future Issuance Under
Plan Category                    Exercise of        Outstanding Options,   Equity Compensation Plans (Excluding
                            Outstanding Options,     Warrants and Rights    Securities Reflected in Column (a))
                             Warrants and Rights
-------------------------- ------------------------ ---------------------- --------------------------------------
-------------------------- ------------------------ ---------------------- --------------------------------------
Equity compensation
plans approved by                     0                Not applicable                     110,000
security holders
-------------------------- ------------------------ ---------------------- --------------------------------------
-------------------------- ------------------------ ---------------------- --------------------------------------
Equity compensation
plans not approved by                 0                Not applicable                        0
security holders
-------------------------- ------------------------ ---------------------- --------------------------------------
-------------------------- ------------------------ ---------------------- --------------------------------------
Total                                 0                Not applicable                     110,000
-------------------------- ------------------------ ---------------------- --------------------------------------

                         ITEM 6. SELECTED FINANCIAL DATA



Year Ended December 31                           2003           2002           2001           2000           1999
----------------------------------------- -------------- -------------- -------------- -------------- --------------



RESULTS OF OPERATIONS
----------------------------------------- -------------- -------------- -------------- -------------- --------------
Premiums and other considerations           $33,586,478    $38,479,150    $28,744,376    $23,822,424    $20,844,828
Investment and other income, net              6,161,324      6,093,036      6,530,372      6,291,309      6,042,945

Policy benefits and reserve change           27,574,154     31,878,748     22,989,732     19,400,397     17,038,433
Commissions, expense, amortization, net      13,146,302     13,247,015     11,824,589     10,676,953     10,007,817

----------------------------------------- -------------- -------------- -------------- -------------- --------------
Segment profit (loss)                          (972,654)      (553,577)       460,427         36,383       (158,477)
Realized investment gains (losses), net       1,977,635     (2,469,768)    (7,911,829)     1,180,879      9,375,339
Interest expense                                363,273        305,715        532,962        769,132        553,017
Cumulative effect - accounting change               ---            ---       (311,211)           ---            ---
Income tax expense (benefit)                    (70,114)      (757,000)    (2,090,000)       210,000      2,225,000
----------------------------------------- -------------- -------------- -------------- -------------- --------------
NET INCOME (LOSS)                             $ 711,822    $(2,572,060)   $(6,205,575)   $   238,130    $ 6,438,845
NET INCOME (LOSS) APPLICABLE
    TO COMMON STOCK                            $711,822    $(2,572,060)   $(6,205,575)   $   238,130    $ 6,438,845


NET INCOME (LOSS) PER SHARE:
    Before accounting change                      $ .42         $(1.50)        $(3.39)         $0.14          $3.59
    Basic                                         $ .42         $(1.50)        $(3.57)         $0.14          $3.59


FINANCIAL POSITION
----------------------------------------- -------------- -------------- -------------- -------------- --------------
Total assets                               $158,880,332   $148,441,532   $136,597,083   $135,538,006   $137,980,030
Notes payable                              $  7,133,335   $  7,779,168   $  7,095,834   $  8,000,000   $  8,500,000
Shareholders' equity                       $ 20,833,409   $ 17,757,632   $ 20,002,483   $ 23,274,109   $ 28,036,457
Shareholders' equity per share                   $12.47         $10.53         $11.65         $13.24         $15.86



INVESTMENTS
----------------------------------------- -------------- -------------- -------------- -------------- --------------
Average cash and invested assets           $131,440,555   $117,460,459   $112,982,243   $121,807,002   $115,045,517
Average equity portfolio (cost basis)       $10,030,727     $6,966,585   $  9,736,625   $ 20,017,915   $ 20,650,875
Investment income yield                            4.5%           4.8%           5.6%           4.9%           5.1%

Change in unrealized investment gains
    (losses), net of tax                   $  2,371,714   $    466,654   $  3,019,188   $ (4,896,265)  $    243,355



LIFE INSURANCE DATA
----------------------------------------- -------------- -------------- -------------- -------------- --------------
Premiums                                   $ 23,943,062   $ 28,948,728   $ 19,362,994   $ 14,553,493   $ 12,443,385
Insurance in force, net at end of period   $671,559,000   $696,520,000   $703,288,000   $706,044,000   $646,439,000


HEALTH INSURANCE DATA
Premiums                                   $  9,643,416   $  9,530,422   $  9,381,382   $  9,268,931   $  8,401,443
Benefit ratio                                     69.6%          69.5%          67.9%          66.7%          65.2%



  Note: See Item 7 for additional information relevant to the above data.  The above amounts include results from acquisitions:  National Affiliated Investors Life Insurance Company (reinsurance assumption) and Citizens
        Insurance Company from the date of their acquisition in 2000 and 1999, respectively.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's 2003 net income was $712,000 compared a net loss of $2,572,000 in 2002 and net loss of $6,206,000 in 2001. Comprehensive gains and losses (which combine net gains and losses and net unrealized gains and losses) were a comprehensive gain of $3,084,000, and comprehensive losses of $2,105,000, and $2,875,000 for 2003, 2002, and 2001, respectively. During 2003, the Company continued to be adversely affected by declining yields on its fixed income investment portfolio. The 2003 increase in net income and the comprehensive gain were attributable to a turn around, particularly in the fourth quarter, in the equity market. Equity markets continue to be volatile but were much more favorable during 2003 than results experienced during the prior three years. Late in the second quarter of 2003, interest yields on fixed maturity investments finally began to rise. Although this adversely impacts market value of the Company's bond portfolio, the opportunity to invest new money at higher yields would have a positive impact on the Company's operating earnings. Additionally, improving economic activity and equity valuations have resulted in a lower level of securities impairment writedowns during 2003. The 2003 environment as described continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative investment risk are not believed to have changed significantly from those previously disclosed in the Company's 2002 Form 10-K. The majority of the 2002 and 2001 declines in net income and the comprehensive losses were attributable to adverse securities markets during those years, including the effects of declines in the telecommunications and technology sectors, a general economic recession and terrorist events.

During 2003, the Company saw a 12.43% or $4,940,000 decrease in premiums. A 27% decrease in the Preneed Life segment accounts for essentially all of the net decrease, along with an approximate 2.5% increase in the Dental segment, partially offset by moderate reductions in Home Service Life, Broker Life and Other Accident and Health. Pretax segment profit (loss), excluding realized investment gains and losses and interest expense, was ($973,000), ($554,000) and $460,000 for 2003, 2002, and 2001 respectively. The decline in pretax segment profit in 2003 was primarily attributable to decreased Preneed Life premium and adverse mortality, the decline in 2002 was primarily attributable to lower interest yields and adverse mortality, while the 2001 improvement was primarily attributable to increased Preneed Life production.

The Company repurchased 1,600, 29,987, and 41,400 shares of its common stock during 2003, 2002, and 2001 respectively, at average prices of $4.79, $4.65 and $9.58 per share, respectively.

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

EXECUTIVE SUMMARY

The Company's management continuously monitors the performance and outlook of the Company by analyzing several indicators that they judge to be critical. Some, but not all, of the indicators of particular interest to management are:

         o The general economic environment
         o Trend of premium volume
         o Lapse rates
         o Mortality and morbidity rates
         o Trend of general expense levels

         o Asset and Capital and Surplus growth
         o General interest rate movements
         o Investment yields
         o Diversity (e. g. by industry) and mix (e.g. between fixed income securities and equity securities) of our portfolios
         o Segment performance and trends

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

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, many of which are seeking to exploit recent technology advancements. The majority of these are publicly traded and many have experienced volatile market prices. We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. These evaluations involve significant judgment. Our evaluation consists of a review of qualitative and quantitative factors, including analysis of the Company's competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. Declines in fair values of securities deemed to be temporary are included as an unrealized loss in shareholders' equity. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Deferred Acquisition Costs ("DAC"). The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits. Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company regularly evaluates its DAC balances to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as "unlocking"), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

DAC is also subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized DAC balance to be amortized in the future. The present value of these cash flows, less the benefit reserve, is compared with the unamortized DAC balance and if the DAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DAC see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Goodwill and Intangible Impairment. The balance of our goodwill and intangible assets was $3.8 million at December 31, 2003. The recovery of this asset is dependent on the fair value of the business to which it relates. Effective in 2002, pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"), goodwill is no longer amortized but is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2003 and 2002, the Company concluded that no impairment adjustment was necessary for its goodwill or other intangible assets.

Policy Liabilities and Policy Intangible Assets. Establishing policy liabilities and related intangible assets, including deferred acquisition costs and the value of acquired insurance, for the Company's long-duration insurance contracts requires making many assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, any such difference would be recognized in the current year's Consolidated Statement of Operations.

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

FINANCIAL POSITION

Assets. At December 31, 2003, the Company's available-for-sale fixed maturities had a fair value of $108,640,262 and amortized cost of $104,767,393. The Company's fixed maturities portfolio increased approximately 4% during 2003 and 33% during 2002, on an amortized cost basis. These increases are primarily attributable to Preneed Life sales growth. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 2003.

  Standard & Poor's Corporation Rating         Amortized Cost1    Fair Value 2
 --------------------------------------- --------------------- ---------------
  Investment grade:
           AAA to A-                             $ 60,157,465     $62,128,592
           BBB+ to BBB-                            35,752,387      37,090,369
 --------------------------------------- --------------------- ---------------
  Total investment grade                           95,909,852      99,218,961
  Non-investment grade:
           BB+ to BB-                               3,864,156       4,053,251
           B+ to B-                                 3,337,506       3,581,223
           CCC+ to C                                1,070,066       1,085,014
           CI to not rated                            586,813         701,813
 --------------------------------------- --------------------- ---------------
 --------------------------------------- --------------------- ---------------
  Total non-investment grade                        8,858,541       9,421,301
 --------------------------------------- --------------------- ---------------
  Total fixed maturities                         $104,768,393    $108,640,262
 --------------------------------------- --------------------- ---------------

 1 Net  of  write-downs  on  bonds  whose  decline  in  value is  believed to be other-than-temporary
 2 Fair values as of  December 31, 2003 were obtained primarily from Interactive
   Data Corporation.

The Company believes it has a well diversified portfolio and has no plans to adjust its non-investment grade portfolio significantly, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 8.5% and 5.1% of the fixed maturities portfolio, on an amortized cost basis, at December 31, 2003 and 2002, respectively. During 2003, the Company recognized approximately $83,000 of impairment losses on fixed maturities, with the majority of these related to the airline and health care industries. The Company is monitoring its fixed maturity portfolio and, although it has no specific projections, if the overall economy does not improve, additional impairments could occur during 2004.

Realized investment losses included $135,000, $1,255,000 and $2,272,000 of pretax impairment losses for the three years ended December 31, 2003, 2002 and 2001. The impairments recorded were primarily the result of the continued credit deterioration of specific issuer's in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 2003.
                                             Non-Investment Grade
 December 31, 2003                   Amortized Cost         Fair Value
 ------------------------------- ------------------- ------------------
 Largest                                 $1,498,184         $1,590,748
 Second largest                             430,475          1,445,950
 Third largest                              873,700          1,340,000
 Fourth largest                           1,026,711          1,050,000
 ------------------------------- ------------------- ------------------
 Total                                   $3,829,070         $5,426,698
 ------------------------------- ------------------- ------------------

The Company had no guarantee or other type of enhancement associated with the issuers represented above.

During 2003, the Company's investment in equity securities increased $953,000 and $3,575,000 on a cost and fair value basis, respectively, after increasing $53,000 on a cost basis and decreasing $355,000 on a fair value basis, respectively, during 2002. As of December 31, 2003 2002 and 2001, there were $3,275,000, $653,000 and $1,062,000 respectively, of unrealized gains on equity securities.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management's opinion are other-than-temporary. These reviews can involve qualitative and quantitative information relating to an individual company or industry and general factors impacting the economy. However, due to wide market fluctuations occurring during the past two years, determining whether declines are temporary has become much more complex and judgmental. These reviews resulted in the recognition of impairment losses on equity securities totaling $52,000 during 2003 ($28,000 and $24,000 for the first and second quarters, respectively). In addition, $83,000 of impairment losses were recognized on fixed maturities during 2003 ($40,000 and $43,000 during the first and second quarters, respectively). During 2003, equity securities were sold which contained impairment writedowns of $741,000.

Citizens Security owns the building in which the Company and its subsidiaries maintain their home offices. They occupy approximately 31% of the building with the balance leased to third-party tenants. Market conditions for this property are generally favorable. An updated appraisal obtained during 2002 indicates the market value of the property is approximately $2,700,000 higher than its carrying value.

At December 31, 2003 the Company has recorded $756,000 of goodwill and $13,445,000 of other intangible assets for deferred policy acquisition costs and value of insurance acquired. As noted in the above discussion of critical accounting policies and estimates, these intangibles, and the recorded value of policy liabilities, are based on many assumptions that require substantial estimates and judgment. In connection with adoption of SFAS No. 142, the Company reassessed the assumptions supporting these values. Although no impairment was considered necessary, a continued historically low interest rate environment could require adjustment of these recorded values.

Liabilities. A comparison of total policy liabilities as of December 31, 2003, 2002 and 2001 is shown below. Approximately 88% of the 2003 total consists of insurance policy benefit reserves while policyholder deposit liabilities represent 12% of the total.

 Year Ended December 31                   2003           2002           2001
 ------------------------------- -------------- -------------- --------------
 Home Service Life                $ 34,986,350   $ 33,970,723   $ 32,609,959
 Broker Life                        44,849,326     45,054,589     44,414,974
 Preneed Life                       44,609,059     38,971,203     27,512,646
 Dental                                579,277        524,249        565,119
 Other Health                        2,113,792      2,194,869      2,137,079
 ------------------------------- -------------- -------------- --------------
 Total                            $127,137,804   $120,715,633   $107,239,777
 ------------------------------- -------------- -------------- --------------

Home Service Life sales have been favorable in recent years, with net growth in policy liabilities of 3.0% and 4.2% in 2003 and 2002, respectively, through a combination of attracting new producers and continuing to focus on meeting the needs of existing customers and agents. The Broker Life decline for the year is primarily attributable to competition from other carriers in the final expense marketplace. Preneed Life premiums are lower, due in part to the Company's decision to emphasize the lower annual premium "multi-pay" policies rather than "single-pay" policies and some loss of volume attributable to reducing commission levels and the rate of annual growth credited to policies. During 2003, Dental premiums were favorably impacted by additional broker relationships and normal inflationary premium increases. The Other Health segment products are not being actively marketed.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 2003.

Year Ended December 31, 2003             Total     Annuity and       Universal
                                                         Other            Life
------------------------------- --------------- --------------- ---------------
Beginning Balance                   $15,743,293     $ 9,805,082     $ 5,938,211
Deposits                                620,188          58,246         561,942
Withdrawals                           1,528,220         600,672         927,548
Interest Credited                       695,563         453,218         242,345
-------------------------------- --------------- --------------- ---------------
Ending Balance                      $15,530,824     $ 9,715,874     $ 5,814,950
-------------------------------- --------------- --------------- ---------------

As indicated above, total policyholder deposits decreased by a net $212,000 during 2003. The Company is not devoting significant marketing effort towards Annuity, Universal Life and other deposit products and has elected not to aggressively compete in crediting excess interest on such products.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three fiscal years.

 Year Ended December 31                 2003           2002           2001
 ----------------------------- -------------- -------------- --------------
 Home Service Life              $  7,288,004   $  7,334,030   $  7,152,242
 Broker Life                       3,514,873      3,621,053      3,812,841
 Preneed Life                     13,106,019     17,993,645      8,397,911
 Dental                            8,385,774      8,182,483      7,988,620
 Other Health                      1,291,808      1,347,939      1,392,762
 ----------------------------- -------------- -------------- --------------
 Total                          $ 33,586,478   $ 38,479,150   $ 28,744,376
 ----------------------------- -------------- -------------- --------------

Home Service Life premium decreased 0.1% during 2003 and increased 2.5% during 2002. New sales levels continue to be favorable, at levels that more than exceed normal policy lapses. The Company continues to attract a number of successful, experienced Home Service agents without subsidizing inexperienced agents. In addition, the Company's program to automate and streamline agent field accounting continues to expand with favorable reaction among the agency force. During early 2003 the Company terminated a small Home Service marketing joint venture in two southern states with a much larger property and casualty insurance carrier. To mitigate effects of the lower interest rate environment, during the second quarter of 2003 the Company introduced premium rate increases on its Home Service products.

The 3% and 5% decrease in Broker Life premium during 2003 and 2002, respectively, resulted from reduction of business provided by certain larger brokers during 2002 and continuing pressure from the overall economic slowdown on middle and lower-income consumers. The Company is evaluating opportunities for revising its product design and commission rates to counteract the softening in demand for its simplified issue and graded benefit life policies.

The 27% decrease in Preneed Life premium during 2003 resulted from the Company's modification of certain policy benefits and commissions. The 114% increase in Preneed Life premium during 2002 resulted from intensified marketing efforts aimed at defining the Company as a committed participant in this market, successfully negotiating competitive third-party marketing agreements, implementing various product enhancements, and positive referrals from customers who comment favorably on the Company's organization and customer service.

The 2.5% growth in Dental premium during 2003 resulted primarily from a renewed effort to expand the Company's presence in the Dental business. The 2.4% growth in 2002, resulted primarily from normal inflationary increases. During the past two years, new business production has become increasingly competitive as larger providers expand their marketing initiatives. However, the Company has historically maintained strong customer and agent loyalty by continuing to improve customer service, including sales and administrative support functions.

The Company has not been actively marketing Other Health coverages for several years. However, in response to agent requests, certain cancer and disability protection products have been updated and promoted. Pricing, underwriting, and claims experience on these products are closely monitored.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current market environment. This practice has historically resulted in holding significant equity security positions, which tend to dampen current income yields in favor of an overall total return focus. The Company's equity securities comprised 8.8% and 6.5% of its total investment portfolios at December 31, 2003 and 2002, respectively. The Company's investment income yields were 4.5%, 4.8%, and 5.6% for 2003, 2002, and 2001, respectively. The 2003 and
2002 yield declines resulted primarily from substantially lower interest rates on new investments, the Company's 4% and 33% net addition to its fixed maturity portfolio during the years and a 13% increase in equity holdings during 2003, much of which is attributable to new Preneed Life business. Although the Company's total return on investments has historically been very favorable, returns for the past three years have been severely impacted by declines in the telecommunications and technology sectors, a general economic recession and the effect of terrorist events on the securities markets. As detailed below, net realized and unrealized investment gains totaled approximately $862,000 for the three years ended December 31, 2003, while net realized and unrealized gains totaled approximately $3,522,000 for the two years ended December 31, 2000. The Company does not anticipate continued severe deterioration in the securities markets, although some additional losses on fixed income securities may occur if the overall economic slowdown returns. At December 31, 2003, the Company's investment portfolios contain a net unrealized gain outstanding of $6,894,000. Below is an approximate calculation of investment income yields and total return rates for the five years ending December 31, 2003.

Year Ended December 31,                    2003            2002             2001            2000            1999
-------------------------------- --------------- --------------- ---------------- --------------- ---------------
Investment Income                    $5,909,696      $5,665,596       $6,274,143      $5,993,362      $5,885,312

Gains and Losses:
  Fixed Maturities:
     Realized gains (losses)             67,903       (228,710)      (1,260,092)       1,061,089         243,949
     Unrealized gains (losses)        1,079,228      1,130,402        2,303,205       (1,655,112)     (1,804,929)
-------------------------------- --------------- --------------- ---------------- --------------- ---------------
     Net Fixed Maturities             1,147,131        901,692        1,043,113         (594,023)     (1,560,980)

  Equity Securities:
     Realized gains (losses)          1,909,732     (2,241,058)      (7,123,269)         119,790       9,131,390
     Unrealized gains (losses)        2,622,024       (408,399)       2,160,985       (5,812,184)      2,238,293
-------------------------------- --------------- --------------- ---------------- --------------- ---------------
     Net Equity Securities            4,531,756     (2,649,457)      (4,962,284)      (5,692,394)     11,369,683

-------------------------------- --------------- --------------- ---------------- --------------- ---------------
Total Gains and Losses                5,678,887     (1,747,765)      (3,919,171)      (6,286,417)      9,808,703

-------------------------------- --------------- --------------- ---------------- --------------- ---------------
Total Return                       $ 11,588,583      $3,917,831      $2,354,972        $(293,055)   $ 15,694,015
-------------------------------- --------------- --------------- ---------------- --------------- ---------------

Average Cash and Investments       $131,440,555    $117,460,000    $112,980,000     $121,810,000    $115,050,000

Yield - Income                              4.5%            4.8%            5.6%          4.9 %             5.1%
Yield - Total Return                        8.8%            3.3%            2.1%          (0.2)%           13.6%


Segment Earnings. The 2003 gain before income tax was $642,000 compared to a loss of $3,329,000 in 2002 and $7,984,000 in 2001. Pretax profit (loss) is shown below for the Company's five business segments, along with total realized investment gains and interest expense.


Year Ended December 31                                            2003              2002             2001
------------------------------------------------------ ----------------- ---------------- -----------------

Segment Profit (Loss):
   Home Service Life                                      $     75,520      $    275,809     $    382,723
   Broker Life                                                (121,851)         (265,488)          74,960
   Preneed Life                                               (955,227)         (670,349)        (264,488)
   Dental                                                      230,289           297,740          256,385
   Other Health                                               (201,385)         (191,289)          10,847
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                             (972,654)         (553,577)         460,427
   Net realized investment gains (losses)                    1,977,635        (2,469,768)      (7,911,829)
   Interest expense                                            363,273           305,715          532,962
------------------------------------------------------ ----------------- ---------------- -----------------
   Income (Loss) before income tax                         $   641,708      $ (3,329,060)    $ (7,984,364)
------------------------------------------------------ ----------------- ---------------- -----------------

The 2003 Preneed Life loss resulted from lower  investment  yields,  unfavorable mortality, and increased expenses. During 2002, the Company accepted a significant amount of single-premium business, which generally has higher than average mortality rates. In addition, significant management and marketing resources were devoted to this business. To improve profitability, annual benefit growth rates were reduced in early 2003, and twice during 2002, certain commission rates were reduced and agent contracts revised to encourage production of the more profitable multi-pay products. Although the Company is optimistic about improving profitability in this highly competitive market, if adverse profitability trends continue, several options are available. These options, including further lowering discretionary annual benefit increases and adjusting premiums and commissions on new business, could further adversely impact the Company's ability to compete for new business.

Information regarding Dental profitability is included below. The "contribution margin" shown below is a direct margin without allocable investment income and general expense.

Year Ended December 31                 2003             2002              2001
-------------------------- ----------------- ---------------- -----------------
Premium                          $8,385,774       $8,182,483        $7,988,620
Claims and Reserves              $5,778,191       $5,634,940        $5,551,624
Contribution Margin              $1,611,198       $1,560,208        $1,465,017
Claim Ratio                           68.9%            68.9%             69.5%

The overall Dental contribution margin increased slightly during both 2003 and 2002 due to improved claim levels. Also, the Company has begun encountering more competition as additional insurers are expanding in the Dental market and Dental providers are continuing to provide higher levels of care to patients. The Company is continuing its ongoing efforts to maintain profitability in this line by reconfiguring products to provide adequate margins for the various dental procedures, utilizing a third-party company to provide expert assistance with ongoing adjudication of claims, and continuing its program of aggressive renewal underwriting and re-rating. The Company has not devoted significant marketing effort towards its Other Health products in recent years. However, during 2002, a significant increase in disability claims occurred, with a concentration in New Jersey. The Company has strengthened underwriting practices in this area and has taken steps toward filing for a rate increase on its disability products.

Income Taxes. Historically, the Company has experienced a relatively low effective current income tax rate, due primarily to the small life insurance company deduction. The effective rate was approximately (11%) and 23% in 2003 and 2002, respectively.

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

During December 2002, Citizens Financial strengthened the statutory capital position of Citizens Security by acquiring $2,000,000 of Citizens Security redeemable preferred stock. During January 2001, Citizens Financial contributed 100% of the capital stock of Citizens Insurance to Citizens Security. The statutory value of this contribution was $3,540,555. Citizens Security has reported its investments in United Liberty and Citizens Insurance on the equity method of accounting, since their acquisition in 1998 and 2001, respectively. However, beginning in 2001, new rules changed the statutory equity method of accounting to preclude a parent insurer from recording as income, its share of undistributed subsidiary earnings. Accordingly, Citizens Security's net income includes United Liberty's net earnings of $289,489 and $234,853, in 2000 and 1999, respectively. For 2003, 2002, and 2001, Citizens Security reported as income the $116,400, $214,000 and $292,000 respectively, of dividend distributions that it received from United Liberty and Citizens Insurance. At December 31, 2003, Citizens Security reported its investments in United Liberty and Citizens Insurance at their statutory equity values of $2,610,375 and $3,777,624, respectively. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income, net operating income, statutory capital and surplus, asset reserves, and capital ratios for Citizens Security for the five years ended December 31, 2003.


                                                    Net        Statutory             Asset
     Year Ended                 Net           Operating      Capital and         Valuation       Capital
    December 31       Income (Loss)       Income (Loss)          Surplus         Reserves1        Ratio2
------------------- ----------------- ----------------- ---------------- ----------------- -------------
       2003              $   706,397       $  (496,618)     $11,128,656        $2,637,741        13.1%
       2002              $(1,184,496)      $   (64,815)     $ 9,903,639        $  862,732        11.6%
       2001              $(3,497,701)      $   361,863      $ 9,687,289        $  978,418        13.6%
       2000              $ 1,868,575       $   715,250      $ 8,315,902        $1,589,735        13.7%
       1999              $ 4,945,708       $   568,436      $12,942,331        $4,335,111        22.4%
------------------- ------------------ ----------------- ---------------- ----------------- -------------

         1 Asset Valuation Reserves are  statutory liabilities that  act as contingency  reserves in the event of extraordinary losses on invested  assets and as a buffer for policyholders' surplus to reduce the impact  of realized  and unrealized  investment losses.  The 1999 through 2003 amounts also include United Liberty's asset valuation reserves.
         2 Represents  Statutory  Capital and Surplus plus Asset  Valuation  Reserves  divided by invested assets plus cash.

During 2003, statutory capital and surplus and asset valuation reserves increased approximately $3,000,000. This increase resulted primarily from $706,000 of net income for the year and $2,415,000 of unrealized gains. During 2002, statutory capital and surplus and asset valuation reserves increased approximately $101,000. This increase resulted primarily from the $2,000,000 issuance of preferred stock described above, net of the $1,184,000 net loss for the year and $950,000 of unrealized losses. During 2001, statutory capital and surplus and asset valuation reserves increased approximately $760,000. This increase resulted primarily from the Citizens Insurance capital contribution noted above, plus $1,082,000 of unrealized gains offsetting the $3,498,000 net loss and a $572,000 increase in nonadmitted assets. During 2000, statutory capital and surplus and asset reserves decreased by approximately $7,413,000. This decrease resulted primarily from $1,869,000 of statutory net income offset by $7,875,000 of unrealized losses and a $1,200,000 redemption of Citizens Security's preferred capital stock. During 1999, statutory capital and surplus and asset reserves increased by approximately $2,443,000. This increase resulted primarily from $4,946,000 of statutory net income offset by a $1,200,000 redemption of preferred capital stock, and a $1,000,000 shareholder dividend paid.

In addition to the statutory totals shown above, Citizens Insurance generated statutory net income of approximately $63,000, $76,000, and $93,000 during, 2002, 2001, and 2000, respectively without remitting any dividends to its parent. Citizens Insurance generated statutory net income in 2003 of $56,000 and paid a dividend of $62,400 to Citizens Security.

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



CASH FLOW AND LIQUIDITY

Due to losses during the past three years and the adverse impact of the low interest rate environment on operating results, during 2002 the Company borrowed $2,000,000 from its Chairman to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 from its chairman in 2003 for general operating capital. The borrowings from the Company's Chairman are considered current debt as a result of a 90 day call provision in the loan agreement. The Company also has $4,133,335 of commercial bank debt outstanding, with scheduled repayments due through 2007. During 2003 and 2002, the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received a waiver of such violation through December 31, 2003. For the quarter ended September 30, 2003, the Company did not meet one of its bank debt covenants (debt to earnings ratio), however the lender has waived this violation. In return for the waiver the Company's Chairman agreed to personally guarantee the outstanding bank debt. However, since the Company is not assured of meeting this covenant throughout 2004, the full balance of $4,133,335 can be considered payable within one year. Although the Company does not expect the full balance to be called during 2004, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service

2004 debt obligations. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which could service debt obligations through the majority of 2006. Additional information regarding debt obligations is included in Note 5 of the Notes to Consolidated Financial Statements.

A summary of all known commitments of the Company as of December 31, 2003, including the aforementioned borrowings, is as follows:

 ------------------------------------------- ---------------------------------------------------------------
          Contractual Obligations                                Payments Due by Period
 ------------------------------------------- ---------------------------------------------------------------
                                               Total         Less  than 1  1-3 years    4-5 years   After 5
                                                              Year                                   years
 ------------------------------------------- ------------- ------------- ------------ ----------- ----------
  Note Payable to Bank                         $ 4,133,335   $ 4,133,335          ---         ---        ---
 ------------------------------------------- ------------- ------------- ------------ ----------- ----------
  Note Payable to Related Party                $ 3,000,000   $ 3,000,000          ---         ---        ---
 ------------------------------------------- ------------- ------------- ------------ ----------- ----------
  Operating Leases                             $    76,621   $    30,809    $  45,812         ---        ---
 ------------------------------------------- ------------- ------------- ------------ ----------- ----------

Management is not aware of any other commitments or unusual event that could materially affect the Company's capital resources.

The Company is completing a strategic review of its products and operations. A key element of this initiative is mitigating the significant losses incurred on the Preneed Life business segment and strengthening profitability in the Broker Life and Home Service Life segments by increasing premiums, strengthening underwriting policies, modifying commissions, and where possible, lowering interest crediting or policy growth rates.

The Company generated approximately $6,069,000, $16,554,000 and $6,394,000 of cash flow from operations during 2003, 2002, and 2001, respectively. The 2003 and 2002 fluctuations are principally attributable to growth of Preneed Life premiums in 2002 and a decrease in Preneed Life premiums in 2003.

Cash used by investment activities of $2,618,000, $27,877,000, and $5,555,000 during 2003, 2002, and 2001 respectively, relates primarily to investing additional Preneed Life premiums in fixed maturity securities, although the 2002 total also includes investing $11,734,000 of cash and short term balances outstanding at December 31, 2001. The $1,562,000 of cash used by financing activities during 2003 includes $1,646,000 of debt repayments and $903,000 of net withdrawals of policyholder deposits, partially offset by additional borrowings of $1,000,000. The quarterly bank loan payment due January 1, 2004 was paid by December 31, 2003, accordingly, the outstanding bank loan balance decreased by five quarterly installments during 2003. Cash used by financing activities during 2002 includes net withdrawals of policyholder deposits of approximately $956,000, debt repayments of $1,317,000, partially offset by additional borrowings of $2,000,000. Cash used by financing activities during 2001 includes net withdrawals of policyholder deposits of approximately $1,200,000 and debt repayments of $904,000. The policyholder deposit withdrawals are principally due to the Company's decision not to aggressively compete in crediting higher interest returns on such funds.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in prices of equity securities and interest rates. Although the Company experienced negative total returns on its equity portfolio during the years 2003, 2002, and 2001, historically these returns have been very favorable and the Company has successfully managed the risk of equity security price fluctuations over many years. As described above, the Company does not anticipate that investment markets will continue to deteriorate at the rate encountered during that period. The Company devotes significant attention to the equity markets and reposition the Company's portfolio upon detection of adverse risk trends associated with individual securities or overall markets. The Company also manages market risks associated with investments in option securities, as described in Note 3 of the Notes to Consolidated Financial Statements. The fair value of the Company's equity portfolio was approximately
$11,337,000  and  $7,762,000  at  December  31,  2003  and  2002,  respectively.
Accordingly, a 10% decline in equity prices would have reduced the fair value of the Company's equity portfolio by $1,113,000 and $776,200 at December 31, 2003 and 2002, respectively. The average cost value of the Company's equity portfolio was $10,031,000 and $6,967,000 during 2003 and 2002, respectively.

Regarding interest rate risk, the value of the Company's fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. Management estimates that a 100 basis point increase in interest rates ("rate shock") would have decreased the fair value of its

$108.6 million fixed maturity portfolio by approximately 6.0% or $6.5 million at December 31. 2003 and 3.2% or $3.3 million at December 31, 2002. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company's policy liabilities bear fixed rates. However, approximately 45% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Insurance Subsidiaries. The Company's cash flow testing
(described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company's fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. During 2003, the Company increased durations of the fixed maturity portfolio significantly. At December 31, 2003 cash and fixed-maturity investments with maturities of less than five years equaled approximately 32% of total policy liabilities compared to approximately 60% at December 31, 2002. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company's debt varies quarterly and is therefore also subject to interest rate risk. For its commercial bank debt, the Company elects the lower of the prime lending rate or the one-month LIBOR rate plus 2.75%. For its related party debt, the interest rate is the higher of 6% or the commercial bank prime lending rate plus 1%. At December 31, 2003, the weighted average rate on the Company's $7,133,335 of borrowings was 5.07%. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

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

The Life Insurance Subsidiaries' most recent cash flow testing, which was completed in February 2004, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-30 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of the Life Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Life Insurance Subsidiaries' business could negatively impact testing results and require the initiation of corrective measures.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                 CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES



Financial Statements For Full Fiscal Years                                  Page

     Report of Independent Auditors...........................................27

     Consolidated Statements of Operations for the
     years ended December 31, 2003, 2002 and 2001  ...........................28

     Consolidated Balance Sheets at
     December 31, 2003 and 2002...............................................29

     Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2003, 2002 and 2001.....................31

     Consolidated Statements of Cash Flows for the
     years ended December 31, 2003, 2002 and 2001.............................32

     Notes to Consolidated Financial Statements...............................33


                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants nor have there been any disagreements on accounting and financial disclosure requiring disclosure pursuant to the Instructions to this Item.

          ITEM 9A. EVALUATION OF DISCLOSURE OF CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer, with the participation of management, have evaluated the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14c) as of December 31, 2003. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         REPORT OF INDEPENDENT AUDITORS



The Shareholders and Board of Directors
Citizens Financial Corporation


We have audited the accompanying consolidated balance sheets of Citizens Financial Corporation and subsidiaries at December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at
Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Louisville, Kentucky
March 19, 2004

                                  Citizens Financial Corporation and Subsidiaries
                                       Consolidated Statements of Operations

Year Ended December 31                                             2003                 2002                 2001
---------------------------------------------------- -------------------- -------------------- --------------------
Revenues:
   Premiums and other considerations                       $ 34,781,963         $ 39,722,589         $ 29,969,756

   Premiums ceded                                            (1,195,485)          (1,243,439)          (1,225,380)
---------------------------------------------------- -------------------- -------------------- --------------------
      Net premiums earned                                    33,586,478           38,479,150           28,744,376

   Net investment income                                      5,909,696            5,665,596            6,274,143

   Net realized investment gains (losses)                     1,977,635           (2,469,768)          (7,911,829)

   Other income                                                 251,628              427,440              256,229
---------------------------------------------------- -------------------- -------------------- --------------------
Total Revenues                                               41,725,437           42,102,418           27,362,919

Policy Benefits and Expenses:
   Policyholder benefits                                     21,236,405           19,210,582           17,537,817

   Policyholder benefits ceded                               (1,081,327)          (1,340,821)          (1,129,446)
---------------------------------------------------- -------------------- -------------------- --------------------
      Net benefits                                           20,155,078           17,869,761           16,408,371

   Increase in net benefit reserves                           6,723,513           13,226,999            5,846,674

   Interest credited on policyholder deposits                   695,563              781,988              734,687

   Commissions                                                6,295,506            7,394,498            6,414,289

   General expenses                                           6,612,964            6,246,475            6,145,361

   Interest expense                                             363,273              305,715              532,962

   Policy acquisition costs deferred                         (1,872,133)          (2,712,796)          (3,177,040)
   Amortization expense:

      Deferred policy acquisition costs                       1,311,886            1,445,740            1,279,485

      Value of insurance acquired                               497,993              560,305              706,773


      Goodwill                                                      ---                  ---               96,013

   Depreciation expense                                         300,086              312,793              359,708
---------------------------------------------------- -------------------- -------------------- --------------------
Total Policy Benefits and Expenses                           41,083,729           45,431,478           35,347,283
---------------------------------------------------- -------------------- -------------------- --------------------
Income (Loss) before income tax and cumulative                  641,708           (3,329,060)          (7,984,364)
effect of a change in accounting principle

Income Tax benefit                                              (70,114)            (757,000)          (2,090,000)
---------------------------------------------------- -------------------- -------------------- --------------------
Income (Loss) before cumulative effect of a                     711,822           (2,572,060)          (5,894,364)
   change in accounting principle
Cumulative effect - prior years (since January 1,
1999) accounting for embedded options                               ---                  ---             (311,211)
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                          $    711,822          $(2,572,060)         $(6,205,575)
---------------------------------------------------- -------------------- -------------------- --------------------
Per Share Amounts:
Income (Loss) before cumulative effect of a
   change in accounting principle                                  $.42               $(1.50)              $(3.39)

Cumulative effect - prior years (since January 1,
   1999) accounting for embedded options                            ---                  ---                (0.18)
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                                  $.42               $(1.50)              $(3.57)
---------------------------------------------------- -------------------- -------------------- --------------------

         See Notes to Consolidated Financial Statements.

                                  Citizens Financial Corporation and Subsidiaries
                                            Consolidated Balance Sheets



December 31                                                                            2003                 2002
------------------------------------------------------------------------ -------------------- --------------------
ASSETS

Investments:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost of $104,768,393
      and $101,161,174 in 2003 and 2002, respectively)                        $ 108,640,262        $ 103,953,815
      Equity securities (cost of $8,061,783 and
      $7,108,735 in 2003 and 2002, respectively)                                 11,336,964            7,761,892

   Investment real estate                                                         3,162,223            3,252,424

   Policy loans                                                                   4,409,301            4,239,128

   Short-term investments                                                           642,748              632,381
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                               128,191,498          119,839,640






Cash and cash equivalents                                                         8,588,896            6,699,171

Accrued investment income                                                         1,685,776            1,330,036

Reinsurance recoverable                                                           2,834,222            2,886,256

Premiums receivable                                                                 256,140              215,759

Property and equipment                                                            2,640,579            2,767,763

Deferred policy acquisition costs                                                10,325,660            9,915,288

Value of insurance acquired                                                       3,119,609            3,617,602

Goodwill                                                                            755,782              755,782

Federal income tax receivable                                                       421,676              250,158

Other assets                                                                         60,494              164,077
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 158,880,332        $ 148,441,532
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Consolidated Financial Statements.

                                  Citizens Financial Corporation and Subsidiaries
                                            Consolidated Balance Sheets



December 31                                                                            2003                2002
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES

Policy liabilities:
   Future policy benefits                                                     $ 109,383,695        $ 102,649,565

   Policyholder deposits                                                         15,530,824           15,743,293

   Policy and contract claims                                                     1,663,249            1,797,195

   Unearned premiums                                                                249,572              247,625

   Other                                                                            310,464              277,955
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        127,137,804          120,715,633


Note payable - bank                                                               4,133,335            5,779,168

Note payable - related party                                                      3,000,000            2,000,000

Accrued expenses and other liabilities                                            1,805,934            1,851,467

Deferred federal income tax                                                       1,969,850              337,632
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               138,046,923          130,683,900



COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

Common stock, 6,000,000 shares authorized;
   1,685,228 and 1,686,828 shares issued and
   outstanding in 2003 and 2002, respectively                                     1,685,228            1,686,828

Additional paid-in capital                                                        7,170,321            7,176,480

Accumulated other comprehensive income                                            4,595,473            2,223,759

Retained earnings                                                                 7,382,387            6,670,565
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       20,833,409           17,757,632
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 158,880,332        $ 148,441,532
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Consolidated Financial Statements.

                                  Citizens Financial Corporation and Subsidiaries
                                  Consolidated Statements of Shareholders' Equity



                                          Common                        Accumulated    Retained          Comprehensive
                                                        Additional         Other
                                                         Paid-in       Comprehensive
                                          Stock          Capital       Income (Loss)   Earnings            Loss Total
----------------------------------- ---------------- ---------------- -------------- -------------       --------------

Balance at January 1, 2001             $ 1,758,215     $ 7,640,988     $(1,573,294)  $ 15,448,200
   Net Loss before cumulative
     effect of a change in                                                             (5,894,364)        $(5,894,364)
     accounting principle
   Cumulative effect - prior years
     accounting for embedded
     options                                                               311,211       (311,211)                ---
   Net unrealized depreciation of                                        3,019,188                          3,019,188
     available-for-sale securities
                                                                                                         --------------
   Comprehensive loss                                                                                     $(2,875,176)
                                                                                                         ==============
   Common stock repurchases                (41,400)       (355,050)

----------------------------------- ---------------- ---------------- -------------- -------------
Balance at December 31, 2001            $1,716,815     $ 7,285,938      $1,757,105     $9,242,625
   Net Loss                                                                            (2,572,060)        $(2,572,060)

   Net unrealized appreciation of                                          466,654                            466,654
     available-for-sale securities
                                                                                                         --------------
   Comprehensive loss                                                                                     $(2,105,406)
                                                                                                         ==============
   Common stock repurchases                (29,987)       (109,458)

----------------------------------- ---------------- ---------------- -------------- -------------
Balance at December 31, 2002            $1,686,828     $ 7,176,480      $2,223,759     $6,670,565
   Net Income                                                                             711,822            $711,822
   Net unrealized appreciation of                                        2,371,714                          2,371,714
     available-for-sale securities
                                                                                                         --------------
   Comprehensive gain                                                                                      $3,083,536
                                                                                                         ==============
   Common stock repurchases                 (1,600)         (6,159)

----------------------------------- ---------------- ---------------- -------------- -------------
Balance at December 31, 2003            $1,685,228     $ 7,170,321      $4,595,473     $7,382,387
=================================== ================ ================ ============== =============

See Notes to Consolidated Financial Statements.

                                  Citizens Financial Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows

Year Ended December 31                                                  2003                 2002
                                                                                                            2001
---------------------------------------------------------- --------------------- ------------------- ------------------

Cash Flows from Operations:
Net income (loss)                                             $   711,822             $ (2,572,060)       $ (6,205,575)
Adjustments reconciling to cash from operations:
   Increase in benefit reserves                                 6,739,457               13,296,995           5,979,218
   Increase (decrease) in claim liabilities                      (133,946)                 354,839            (374,591)
   (Increase) decrease in reinsurance recoverable                  52,034                (130,576)             (68,933)

   Interest credited on policyholder deposits                     695,517                 781,762              734,687
   Provision for amortization and depreciation,
      net of deferrals                                            237,832                (393,958)            (735,061)
   Amortization of premium and accretion
      of discount on securities purchased, net                     75,056                  26,712             (138,180)
   Net realized investment (gains) losses                      (1,977,635)              2,469,768            7,911,829
   (Increase) decrease in accrued investment income              (355,740)                 60,514              (62,060)
   Change in other assets and liabilities                        (169,252)                468,709             (391,533)
   Deferred income tax expense (benefit)                          365,764                (413,000)             923,000
   (Increase) decrease in federal income taxes
      receivable                                                 (171,518)              2,604,775           (1,490,431)
      Cumulative effect - change in accounting principle              ---                     ---              311,211
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash provided by Operations                                 6,069,391              16,554,480            6,393,581

Cash Flows from Investment Activities:
Securities available-for-sale:
   Purchases - fixed maturities                               (75,888,126)            (69,026,797)         (18,440,196)
   Purchases - equity securities                              (14,662,490)            (13,333,227)         (13,909,021)
   Sales and Maturities - fixed maturities                     72,708,562              43,724,194           13,210,562
   Sales - equity securities                                   15,551,998              10,922,498           13,829,235
Investment management and brokerage account fees                      ---                 (48,716)            (177,786)
Short-term investments sold (acquired), net                           ---                  19,811              (41,813)
Additions to real estate                                          (26,529)                    ---             (154,262)
Additions to property and equipment, net                          (70,025)                (31,908)             (40,392)
Other investing activities, net                                  (231,417)               (102,479)             168,763
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash used in Investment Activities                         (2,618,027)            (27,876,624)          (5,554,910)


Cash Flows from Financing Activities:
Policyholder deposits                                              68,022                 741,863            1,006,892
Policyholder withdrawals                                         (976,069)             (1,698,063)          (2,205,095)
Proceeds from additional borrowings - related party             1,000,000               2,000,000                  ---
Payments on notes payable - bank                               (1,645,833)             (1,316,666)            (904,166)
Repurchase of common stock                                         (7,759)               (139,445)            (396,450)
---------------------------------------------------------- --------------------- ------------------- ------------------
Net Cash used in Financing Activities                          (1,561,639)               (412,311)          (2,498,819)

---------------------------------------------------------- --------------------- ------------------- ------------------
Net Increase (Decrease) in Cash and Cash Equivalents            1,889,725             (11,734,455)          (1,660,148)
Cash and Cash Equivalents at Beginning of Period                6,699,171              18,433,626           20,093,774
---------------------------------------------------------- --------------------- ------------------- ------------------
Cash and Cash Equivalents at End of Period                   $  8,588,896            $  6,699,171         $ 18,433,626
---------------------------------------------------------- --------------------- ------------------- ------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation. The accompanying consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly owned subsidiaries: Citizens Security Life Insurance Company ("Citizens Security"), United Liberty Life Insurance Company ("United Liberty"), Citizens Insurance Company ("Citizens Insurance"), and Corporate Realty Service, Inc. ("Corporate Realty"). These entities are collectively hereinafter referred to as the "Company." United Liberty, and (effective January 31, 2001) Citizens Insurance, are also wholly owned subsidiaries of Citizens Security. All significant intercompany accounts and transactions are eliminated in consolidation. Certain balances in prior years have been reclassified to conform to current year classifications.

Nature of Operations. The Company engages primarily in the business of life insurance, annuities and accident and health insurance through Citizens Security and United Liberty ("the Life Insurance Subsidiaries"). The Life Insurance Subsidiaries offer life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents. Citizens Insurance was acquired during 1999 (see Note 2) and is licensed as a property and casualty insurer in six states. The Company is planning to offer home service fire and casualty insurance coverage; however, Citizens Insurance currently has no business inforce. Corporate Realty manages the Company's real estate along with two other properties affiliated with the Company's Chairman.

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

Citizens Security is licensed to sell products in the District of Columbia and 20 states primarily located in the South and Southeast. United Liberty is licensed to sell products in 22 states primarily located in the South, Midwest, and West. United Liberty's ongoing sales efforts are focused primarily in nine states where Citizens Security is not licensed.

The Life Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 3,200 sales representatives. Many of these also represent other insurance carriers. Approximately 500 of the agents specialize in the home service market while approximately 600 are Preneed representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.

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

Cash equivalents include investments with contractual maturity dates within three months at the time of purchase.

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

For purposes of computing realized gains and losses on fixed maturities and equity securities sold, the carrying value is determined using the specific-identification method. Mortgage loans and policy loans are carried at unpaid balances. Investment real estate is carried at depreciated cost. Short-term investments, which consist of certificates of deposit, are carried at cost which approximates fair value. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are also carried at cost which approximates fair value.

Deferred Policy Acquisition Costs. Commissions and other policy acquisition costs which vary with, and are primarily related to, the production of new insurance contracts are deferred, to the extent recoverable from future policy revenues and gross profits, and amortized over the life of the related contracts. See Premiums, Benefits and Expenses regarding amortization methods.

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 2003 was $2,661,266 ($2,361,180 at December 31, 2002).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Effective January 1, 2002, the Company discontinued amortizing goodwill and began testing for potential impairment of goodwill on an annual basis. Prior to 2002, the Company amortized goodwill over 10 to 20 years using the straight-line method. At December 31, 2003 and 2002, accumulated amortization was $412,861.

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 2003, accumulated amortization was $6,176,765 ($5,678,772 at December 31, 2002).

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

Participating insurance business constituted approximately 6% of ordinary life insurance inforce at December 31, 2003, 2002 and 2001, and 1%, 1%, and 4% of annualized ordinary life premium inforce at December 31, 2003, 2002, and 2001, respectively. Participating dividends are determined at the discretion of the Board of Directors.

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


Note 3--INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other-than-temporary. The table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

------------------------------------ ---------------- -------------- ------------------------------ ----------------
2003                                                      Gross         Gross Unrealized Losses
------------------------------------ ---------------- -------------- ------------------------------ ----------------
Available-for-sale securities:       Amortized Cost    Unrealized    Less Than 12    Greater Than     Fair Value
                                                          Gains         Months        12 Months
------------------------------------ ---------------- -------------- -------------- --------------- ----------------
US Government Obligations                $18,407,667      $ 656,420       $ 35,345          $  ---      $19,028,742
------------------------------------ ---------------- -------------- -------------- --------------- ----------------
State and Political Subdivisions             500,000         23,705            ---             ---          523,705
------------------------------------ ---------------- -------------- -------------- --------------- ----------------
Corporate Bonds                           74,952,735      3,109,890        273,473             ---       77,789,152
------------------------------------ ---------------- -------------- -------------- --------------- ----------------
Mortgage-Backed Securities                10,907,991        432,383         41,711             ---       11,298,663
------------------------------------ ---------------- -------------- -------------- --------------- ----------------
Total Fixed Maturity Securities          104,768,393      4,222,398        350,529             ---      108,640,262
------------------------------------ ---------------- -------------- -------------- --------------- ----------------
Equity Securities                          8,061,783      3,455,279        179,243             855       11,336,964
------------------------------------ ---------------- -------------- -------------- --------------- ----------------
Total                                   $112,830,176    $ 7,677,677      $ 529,772         $   855     $119,977,226
------------------------------------ ---------------- -------------- -------------- --------------- ----------------


------------------------------------ ---------------- --------------- ------------- ---------------
2002                                                      Gross          Gross
------------------------------------ ---------------- --------------- ------------- ---------------
Available-for-sale securities:       Amortized Cost     Unrealized     Unrealized     Fair Value
                                                          Gains          Losses
------------------------------------ ---------------- --------------- ------------- ---------------
US Government Obligations                $38,940,067      $1,241,430       $ 7,864     $40,173,633
------------------------------------ ---------------- --------------- ------------- ---------------
State and Political Subdivisions             500,000             ---           ---         500,000
------------------------------------ ---------------- --------------- ------------- ---------------
Corporate Bonds                           51,650,022       1,876,778       683,232      52,843,568
------------------------------------ ---------------- --------------- ------------- ---------------
Mortgage-Backed Securities                10,071,085         371,403         5,874      10,436,614
------------------------------------ ---------------- --------------- ------------- ---------------
Total Fixed Maturity Securities          101,161,174       3,489,611       696,970     103,953,815
------------------------------------ ---------------- --------------- ------------- ---------------
Equity Securities                          7,108,735         845,055       191,898       7,761,892
------------------------------------ ---------------- --------------- ------------- ---------------
Total                                   $108,269,909     $ 4,334,666     $ 888,868    $111,715,707
------------------------------------ ---------------- --------------- ------------- ---------------

When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the insurer's financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

The decision to impair a security incorporates both quantitative criteria and qualitative information. The Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

The Company's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Operations.

Investments that are impaired at December 31, 2003 for which an other-than-temporary impairment has not been recognized consist mainly of corporate bond issues. The impairment of these securities have been deemed as temporary due to the assigned rating and the typical fluctuations of these particular securities in the marketplace. The aggregated unrealized loss at December 31, 2003 is approximately 2% of the amortized cost of these securities. There are a total of 29 securities held that are considered temporarily impaired, three of which have been impaired for twelve months or longer. Only one of those impaired twelve months or longer at December 31, 2003 remained impaired at February 29, 2004.

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, at December 31, 2003, 2002 and 2001, and the amount of net realized investment gain or loss included in net income for the respective years then ended are shown below. The 2002 change in net unrealized appreciation for fixed maturities shown below is after recognizing the January 1, 2001 pretax transition adjustment of approximately $471,532, as described in Note 16.

Year Ended December 31                                         2003              2002             2001
--------------------------------------------------- ----------------- ---------------- -----------------
Fixed maturities:
   Change in net unrealized appreciation               $  1,079,228      $ 1,130,402      $ 2,303,205
   Net realized gain (loss)                            $     67,903      $  (228,710)     $(1,260,092)
Equity securities:
   Change in net unrealized appreciation               $  2,622,024      $  (408,399)     $ 2,160,985
   Net realized gain (loss)                            $  1,909,732      $(2,241,058)     $(6,651,737)

The amortized cost and fair value of investments in fixed maturities at December 31, 2003, by contractual maturity, are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.

December 31, 2003                                                 Amortized Cost       Fair Value
------------------------------------------------------------- ------------------ ------------------
Due in one year or less                                         $ 4,377,898         $ 4,518,538

Due after one year through five years                            23,822,057          25,356,363

Due after five years through ten years                           39,157,343          40,477,050

Due after ten years                                              26,503,104          26,989,648
------------------------------------------------------------- ------------------- ------------------
Subtotal                                                         93,860,402          97,341,599

Mortgage-backed securities                                       10,907,991          11,298,663
------------------------------------------------------------- ------------------- ------------------
Total                                                          $104,768,393        $108,640,262
------------------------------------------------------------- ------------------- ------------------

Gross gains of  $747,764,  $555,169,  and $463,679 and gross losses of $679,861,
$819,705, and $1,778,519 were realized on the sale of available-for-sale fixed maturities during 2003, 2002, and 2001, respectively. Included in gross realized losses during 2003, 2002, and 2001 are net adjustments to the carrying value of available-for-sale fixed maturities of $83,000, $501,399, and $739,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been increased by $33,393, $35,826, and $63,492 in 2003, 2002, and 2001
respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $309,323 and $8,744 in 2003 and 2001, respectively, for incentive fees earned by the portfolio manager.

Gross  gains of  $2,652,205,  $1,814,053,  and  $1,378,585  and gross  losses of
$757,038,   $4,093,424,   and   $8,245,943   were   realized   on  the  sale  of
available-for-sale equity securities during 2003, 2002 and 2001. Included in gross realized losses during 2003, 2002, and 2001 are adjustments to the carrying value of available-for-sale equity securities of $51,600, $753,953, and $1,533,000 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been increased by $42,130, $47,936, and $252,534 in 2003, 2002, and 2001 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $7,769, $9,623, and $36,913 in 2003, 2002, and 2001, respectively, for incentive and management fees earned by the portfolio manager.

Net unrealized appreciation of available-for-sale securities is summarized as follows:

December 31                                                                2003                2002
------------------------------------------------------------- ------------------- ------------------
Net appreciation on available-for-sale:
   Fixed maturities                                              $3,871,869             $2,792,641

   Equity securities                                              3,275,181                653,157

Adjustment of deferred policy acquisition costs                    (184,213)               (76,468)

Deferred income taxes                                            (2,367,364)            (1,145,571)
------------------------------------------------------------- ------------------ -------------------
Net unrealized appreciation                                      $4,595,473             $2,223,759
------------------------------------------------------------- ------------------ -------------------

Investment management services were provided during these periods by a firm affiliated with certain board members and shareholders of the Company - see Note 15 - Related Party Transactions.

Major categories of investment income are summarized as follows:

Year Ended December 31                               2003                  2002                 2001
--------------------------------------- --------------------- -------------------- --------------------
Fixed maturities                             $5,359,822            $  4,985,779         $  4,785,712

Equity securities                               325,847                 269,695              284,922

Investment real estate                          129,051                 223,822              239,762

Mortgage loans on real estate                         -                   9,328               14,033

Policy loans                                    270,648                 254,693              258,135

Short-term investments and other                 59,902                 216,602            1,014,971
---------------------------------------- -------------------- -------------------- --------------------
Subtotal                                      6,145,270               5,959,919            6,597,535

Investment expense                             (235,574)               (294,323)            (323,392)
---------------------------------------- -------------------- -------------------- --------------------
Net investment income                        $5,909,696            $  5,665,596         $  6,274,143
======================================== ==================== ==================== ====================

The decrease in investment real estate is principally related to a increased vacancy rate attributable to two large tenants vacating the Company's office building.

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The following is the only investment (other than the U.S. Governments) comprising more than ten percent of shareholders' equity at December 31, 2003: Wyeth ($2,554,039). At December 31, 2003, the Company had no investments which had not been income producing for a period of at least twelve months prior to year-end and had approximately $377,000 of fixed maturity securities on non-accrual status at December 31, 2003.

The following table is a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying statements of shareholders' equity.

                                                Pretax                Tax               Net-of-Tax
Year Ended                                      Amount              Expense               Amount
---------------------------------------- -------------------- -------------------- --------------------

December 31, 2003:
   Unrealized gain                            $ 5,571,141         $ 1,894,188            $ 3,676,953
   Less: Reclassification adjustment
       for gains realized in net income         1,977,635             672,396              1,305,239
---------------------------------------- -------------------- -------------------- --------------------
   Change in net unrealized gain              $ 3,593,506         $ 1,221,792            $ 2,371,714
======================================== ==================== ==================== ====================

December 31, 2002:
   Unrealized loss                            $(1,762,718)        $ (599,325)           $(1,163,393)
   Less: Reclassification adjustment
       for losses realized in net              (2,469,768)          (839,721)            (1,630,047)
       income
---------------------------------------- -------------------- -------------------- --------------------
   Change in net unrealized gain              $   707,050         $  240,396            $   466,654
======================================== ==================== ==================== ====================

As an income generation strategy, the Company takes certain option positions, generally on equity securities or related market indices and on equity options embedded in convertible bonds. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 2003, option purchases totaled approximately $236,000 and related net realized gains totaled approximately $315,000. At December 31, 2003 net option positions outstanding had a market value of $38,000, with an associated 2003 realized gain recorded of $69,000.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $53,415,122, at December 31, 2003, placed on deposit at various financial institutions which are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land, which it currently occupies. At both December 31, 2003 and 2002, the Company occupied approximately 31% of the building with the remaining space leased or available for lease to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portion is reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 2003 and 2002 on the investment real estate portion of the building was $1,264,688 and $1,153,634, respectively.

The Company leases office space to third-party tenants under noncancellable lease agreements. Future minimum rental income is $476,000, $354,000, $140,000, $48,000 and $35,000 for years 2004 through 2008, respectively.


Note 4--VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. Balances outstanding relate primarily to the purchase of United Liberty, two additional companies which have been merged into Citizens Security (Integrity National Life Insurance Company and Old South Life Insurance Company) and NAIL. An analysis of the value of insurance acquired for the year's ended December 31, 2003, 2002 and 2001 is as follows:

Year Ended December 31                              2003              2002             2001
---------------------------------------- ----------------- ---------------- -----------------
Balance at beginning of year                   $3,617,602      $4,177,907       $4,884,680
Accretion of interest                             228,380         253,996          296,964
Amortization                                     (726,373)       (814,301)      (1,003,737)
---------------------------------------- ----------------- ---------------- -----------------
Balance at end of year                         $3,119,609      $3,617,602       $4,177,907
---------------------------------------- ----------------- ---------------- -----------------

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 2004 - $483,000; 2005 - $447,000; 2006 - $392,000, 2007-$353,000 and 2008 - $322,000.


Note 5--DEBT

Debt consists of the following:

December 31                                            2003                2002
----------------------------------------- ------------------- ------------------
Commercial bank, due 2007                        $ 4,133,335        $ 5,779,168
Related party, due 2007                            3,000,000          2,000,000
----------------------------------------- ------------------- ------------------
Total                                            $ 7,133,335         $7,779,168
----------------------------------------- ------------------- ------------------

The Company's outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank's prime lending rate or the one month LIBOR rate plus 2.75%. Scheduled principal installments are due as follows: 2004 - $1,316,667; 2005 and 2006 - $1,416,666; and 2007 - $312,502. However, the loan agreement for the bank notes contains covenants regarding asset acquisitions, shareholder equity and dividends, and maintenance of a debt to earnings ratio. During 2003 and 2002, the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received a waiver of such violation through December 31, 2003. For the quarter ended September 30, 2003, the Company did not meet one of its bank debt covenants (debt to earnings ratio), however the lender has waived this violation. In return for the waiver the Company's Chairman agreed to personally guarantee the outstanding bank debt. However, since the Company is not assured of meeting this covenant throughout 2004, the full balance of $4,133,335 can be considered payable within one year. Although the Company does not expect the full balance to be called during 2004, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2004 debt obligations. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which management believes will service debt obligations through the majority of 2006. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank notes.

Due to losses during the past three years and the adverse impact of the low interest rate environment on operating results, the Company borrowed $2,000,000 from its Chairman in 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 from its chairman in 2003 for general operating capital. Borrowings from the Company's Chairman is considered current debt due to a 90 call provision in the loan agreement Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1%. The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2005, except however, under terms of a subordination agreement between the Chairman and the Company's commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid.

Cash paid for interest on debt was $431,071, $412,719, and $635,594, during 2003, 2002 and 2001, respectively.


Note 6--EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of earnings (losses) per share. No dividends were paid or accrued for 2003, 2002, or 2001.

December 31                                                                    2003            2002            2001
------------------------------------------------------------------- ---------------- ---------------- --------------
Numerators:
    Income (Loss) before cumulative effect of a change in                  $711,822     $(2,572,060)   $(5,894,364)
      Accounting principle
    Cumulative effect of a change in accounting principle                       ---              ---      (311,211)
------------------------------------------------------------------- ---------------- ---------------- --------------
    Net Income (Loss)                                                      $711,822     $(2,572,060)   $(6,205,575)
------------------------------------------------------------------- ---------------- ---------------- --------------

Denominator:
   Weighted average common shares                                         1,685,390        1,711,627      1,740,360

Earnings (Loss) Per Share:
    Income (Loss) before cumulative effect of a change in                      $.42          $(1.50)        $(3.39)
      accounting principle
    Cumulative effect of a change in accounting principle                       ---              ---         (0.18)
------------------------------------------------------------------- ---------------- ---------------- --------------
    Net Income (Loss)                                                          $.42          $(1.50)        $(3.57)
------------------------------------------------------------------- ---------------- ---------------- --------------


Note 7--INCOME TAXES

Income taxes consist of the following:

December 31                                         2003              2002             2001
---------------------------------------- ---------------- ----------------- -----------------
Current tax benefit                            $(436,000)        $(344,000)     $(3,013,000)
Deferred tax expense (benefit)                 $ 366,000          (413,000)         923,000
---------------------------------------- ---------------- ----------------- -----------------
Income tax benefit                             $ (70,000)        $(757,000)      $(2,090,000)
---------------------------------------- ---------------- ----------------- -----------------

Tax expense includes a current state and local income tax provision (benefit) of $0, $(36,000), and $(230,000), in 2003, 2002, and 2001 respectively. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

December 31                                                                2003                2002
------------------------------------------------------------- ------------------- ------------------
Deferred Tax Liabilities:
   Value of insurance acquired                                        $  931,823        $ 1,229,985
   Deferred policy acquisition costs                                   2,129,436          1,922,754
   Net unrealized gains on available-for-sale securities               2,367,364          1,145,571
   Other                                                                 607,655            635,594
------------------------------------------------------------- ------------------- ------------------
     Total deferred tax liabilities                                    6,033,278          4,933,904

Deferred Tax Assets:
   Policy and contract reserves                                        3,471,931          3,343,789
   Fixed maturities and equity securities                                240,412            912,329
   Real estate                                                           548,668            548,668
   Alternative minimum tax credit carryforwards                           62,996            201,918
   Net operating and capital loss carryforwards                          523,661            707,298
   Other                                                                 165,070            256,767
------------------------------------------------------------- ------------------- ------------------
     Total deferred tax assets                                         5,012,738          5,970,769
     Valuation allowance for deferred tax assets                        (949,310)        (1,374,497)
------------------------------------------------------------- ------------------- ------------------
     Net deferred tax assets                                           4,063,428          4,596,272
------------------------------------------------------------- ------------------- ------------------
Net deferred tax assets (liabilities)                                $(1,969,850)       $  (337,632)
------------------------------------------------------------- ------------------- ------------------

The following is a reconciliation of income tax expense at the federal statutory rate, to the tax at the Company's effective income tax rate:

December 31                                   2003            2002            2001
------------------------------------ -------------- --------------- ---------------
Tax at the statutory rate                $ 218,000    $ (1,132,000)   $ (2,714,700)
Change in valuation allowance             (411,000)        314,000        (358,500)
Small life deduction                           ---         106,000       1,141,100
State and local income tax                     ---         (36,000)       (165,200)
Surtax exemption and other                 131,000          (2,000)         24,000
Dividend exclusion                          (8,000)         (7,000)        (16,700)
----------------------------------- --------------- --------------- ---------------
Tax at the effective rate                $ (70,000)   $   (757,000)   $ (2,090,000)
----------------------------------- --------------- --------------- ---------------

Income taxes paid (refunded) in 2003, 2002, and 2001 were $(324,000), $(3,065,000), and $(1,293,000), respectively. The Company has $1,599,000 of net operating loss carryforwards and $1,752,000 of capital loss carryforwards, which expire in years 2017 and 2018. The change in the valuation allowance is due principally to the limitation in the recovery of prior year taxes at the full statutory rate.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders' surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders' surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders' surplus would be subject to income tax. At December 31, 2003, Citizens Security could have paid additional dividends of approximately $22,400,000 before paying tax on any part of its policyholders' surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 2003.


Note 8--STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS' EQUITY

The Insurance Subsidiaries are domiciled in Kentucky and prepare their statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky Office of Insurance ("KOI"). "Prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. Effective January 1, 2001, the NAIC revised its Accounting Practices and Procedures Manual in a process referred to as Codification. The KOI has adopted the revised manual, which has changed, to some extent, prescribed statutory accounting practices which the Insurance Subsidiaries use to prepare their statutory-basis financial statements. The primary statutory changes affecting the Insurance Subsidiaries are, establishment of deferred income taxes, recognizing as realized losses securities impairments considered other than temporary, recording an allocable share of the Company's accrued employee benefit obligations, and revision of the statutory equity method of accounting which now precludes a parent insurer from recording as income, its share of undistributed subsidiary earnings. Effective January 1, 2001, the Insurance Subsidiaries recorded a net deferred tax benefit from Codification of $1,750,000, partially offset by approximately $228,000 of accrued employee benefit obligations.

Statutory-basis net income and capital and surplus for the Company's combined insurance operations, for the three years ended December 31, 2003 are shown below. These amounts are combined totals for Citizens Security, United Liberty, and Citizens Insurance, with adjustments to eliminate intercompany holdings and activity.

December 31                                 2003           2002          2001
----------------------------------- -------------- -------------- --------------
Net Income (Loss)                    $  1,182,848   $ (1,663,236)  $ (3,762,603)
Capital and Surplus                  $ 11,128,657   $  9,903,639   $  9,687,289

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

Statutory restrictions limit the amount of dividends which the insurance companies may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 2002, the Company purchased $2,000,000 of redeemable preferred stock from Citizens Security, as further described in Note 5. During 2001, the Company contributed the stock of Citizens Insurance and $150,000 to Citizens Security. The statutory value of the contributed Citizens Insurance stock was $3,540,555. Citizens Security contributed the $150,000 received from the Company to Citizens Insurance. During 2000, with appropriate prior regulatory approval, Citizens Security redeemed $1,200,000 of its outstanding preferred stock from the Company. United Liberty paid dividends to Citizens Security of $54,000, $214,000, and $292,000 during 2003, 2002, and 2001 respectively and Citizens Insurance paid dividends to Citizens Security of $62,400 in 2003. The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for insurance companies domiciled in Kentucky. The KOI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its required authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Based on RBC computations as of December 31, 2003, the Insurance Subsidiaries each have statutory capital, which is in excess of minimum regulatory requirements.


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

Segment information as of December 31, 2003, 2002 and 2001, and for the years then ended is as follows:

December 31                                                       2003              2002             2001
------------------------------------------------------ ----------------- ---------------- -----------------

Revenue:
   Home Service Life                                       $   9,147,813   $   9,260,097    $   9,290,120
   Broker Life                                                 6,019,952       5,964,089        6,497,286
   Preneed Life                                               14,780,938      19,706,136        9,974,405
   Dental                                                      8,417,118       8,209,257        8,025,375
   Other Health                                                1,381,981       1,432,607        1,487,562
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                             39,747,802      44,572,186       35,274,748
   Net realized investment gains (losses)                      1,977,635      (2,469,768)      (7,911,829)
------------------------------------------------------ ----------------- ---------------- -----------------
   Total Revenue                                           $  41,725,437   $  42,102,418    $  27,362,919
------------------------------------------------------ ----------------- ---------------- -----------------

Below are the net investment income amounts which are included in the revenue totals above.

Year Ended December 31                                            2003              2002             2001
------------------------------------------------------ ----------------- ---------------- -----------------
Net Investment Income:
   Home Service Life                                       $   1,784,285   $   1,790,949    $   2,053,995
   Broker Life                                                 2,403,352       2,178,667        2,579,117
   Preneed Life                                                1,605,477       1,592,356        1,514,638
   Dental                                                         30,071          24,896           35,312
   Other Health                                                   86,511          78,728           91,081
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                          $   5,909,696   $   5,665,596    $   6,274,143
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

Year Ended December 31                                            2003              2002             2001
------------------------------------------------------ ----------------- ---------------- -----------------

Segment Profit (Loss):
   Home Service Life                                         $  75,520          $275,809     $    382,723
   Broker Life                                                (121,851)         (265,488)          74,960
   Preneed Life                                               (955,227)         (670,349)        (264,488)
   Dental                                                      230,289           297,740          256,385
   Other Health                                               (201,385)         (191,289)          10,847
------------------------------------------------------ ----------------- ---------------- -----------------
   Segment Totals                                             (972,654)         (553,577)         460,427
   Net realized investment gains (losses)                    1,977,635        (2,469,768)      (7,911,829)
   Interest expense                                            363,273           305,715          532,962
------------------------------------------------------ ----------------- ---------------- -----------------
   Income (Loss) before income tax and cumulative           $  641,708      $ (3,329,060)    $ (7,984,364)
     effect of a change in accounting principle
------------------------------------------------------ ----------------- ---------------- -----------------

Depreciation and amortization amounts below consist of amortization of the value of insurance acquired, deferred policy acquisition costs and goodwill, along with depreciation expense.

December 31                                                       2003              2002             2001
------------------------------------------------------ ----------------- ---------------- -----------------
Depreciation and Amortization:
   Home Service Life                                       $   661,301       $   750,811      $   873,529
   Broker Life                                                 682,276           482,049          678,446
   Preneed Life                                                673,426           983,848          779,199
   Dental                                                       61,304            61,480           68,866
   Other Health                                                 31,658            40,650           41,939
 ------------------------------------------------------ ----------------- ---------------- -----------------
    Segment Totals                                         $ 2,109,965       $ 2,318,838      $ 2,441,979
 ------------------------------------------------------ ----------------- ---------------- -----------------

Segment asset totals are determined based on policy liabilities outstanding in each segment.

December 31                                                       2003              2002             2001
------------------------------------------------------ ----------------- ---------------- -----------------

Assets:
   Home Service Life                                       $ 41,312,914     $ 45,219,971     $ 44,818,038
   Broker Life                                               54,585,019       53,874,949       54,954,194
   Preneed Life                                              60,100,723       46,739,831       34,138,535
   Dental                                                       930,279          660,334          726,728
   Other Health                                               1,951,397        1,946,447        1,959,588
------------------------------------------------------ ----------------- ---------------- -----------------
   Total Assets                                            $158,880,332     $148,441,532     $136,597,083
------------------------------------------------------ ----------------- ---------------- -----------------


Note 10--QUARTERLY FINANCIAL DATA (Unaudited)

Below is selected consolidated quarterly financial data for each of the two years ended December 31, 2003.

Year 2003 - Quarter                             1               2               3               4
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Revenue                        $ 10,407,982    $ 10,246,444    $ 10,099,329    $  8,994,047
   Investment gains (losses), net             (276,163)        111,435         925,557       1,216,806
---------------------------------------- --------------- --------------- --------------- --------------
   Total Revenue                            10,131,819      10,357,879      11,024,886      10,210,853
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Profit (Loss)                       (37,947)       (401,774)       (562,614)         29,681
   Investment gains (losses), net             (276,163)        111,435         925,557       1,216,806
   Interest expense                             92,208          97,401          90,068          83,596
   Income tax expense (benefit)                (73,000)        (68,000)         20,000          50,886
---------------------------------------- --------------- --------------- --------------- --------------
   Net Income (Loss)                      $   (333,318)   $   (319,740)   $    252,875    $  1,112,005
---------------------------------------- --------------- --------------- --------------- --------------

   Net Income (Loss) Per Share                   $(.20)          $(.90)           $.15            $.66
---------------------------------------- --------------- --------------- --------------- --------------

Due to an upturn in the securities market, the Company realized significant increases in realized capital gains in the 3rd and 4th quarters of 2003.

Year 2002 - Quarter                             1               2               3               4
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Revenue                        $  9,776,888     $ 11,018,089    $ 12,427,634    $ 11,349,575
   Investment gains (losses), net             (328,401)      (1,468,150)       (701,218)         28,001
---------------------------------------- --------------- --------------- --------------- --------------
   Total Revenue                             9,448,487        9,549,939      11,726,416      11,377,576
---------------------------------------- --------------- --------------- --------------- --------------

   Segment Profit (Loss)                       (57,314)        (646,672)         90,388          60,021
   Investment gains (losses), net             (328,401)      (1,468,150)       (701,218)         28,001
   Interest expense                             81,228           78,176          74,649          71,662
   Income tax (benefit)                        (70,000)        (345,000)       (213,000)       (129,000)
---------------------------------------- --------------- --------------- --------------- --------------
   Net Income (Loss)                      $   (396,943)    $ (1,847,998)   $   (472,479)    $   145,360
---------------------------------------- --------------- --------------- --------------- --------------

   Net Income (Loss) Per Share                  $ (.23)        $  (1.08)       $  (0.27)        $  0.08
---------------------------------------- --------------- --------------- --------------- --------------

Upon review for impaired securities, the Company recognized $1.1 million in other-than-temporary market declines during the 2nd quarter of 2002.

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


Note 13--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods used in estimating these values, are as follows:

Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 2003 and 2002, the fair value of available-for-sale fixed maturities was $108,640,262 and $103,953,815, respectively.

Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 2003 and 2002, the fair value of equity securities was $11,336,964 and $7,761,892, respectively.

Short-Term   Investments:   The  carrying   amount  of  short-term   investments
approximates their fair value. At December 31, 2003 and 2002, the fair value of short-term investments was $642,748 and $632,381, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2003 and 2002, the fair value of cash and cash equivalents was $8,588,896 and $6,699,171, respectively.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 2003 and 2002, the fair value of policy loans was $4,409,301 and $4,239,128, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 2003 and 2002, the fair value of investment-type fixed annuity contracts was $9,854,362 and $9,805,082, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 2003 and 2002, the fair value of notes payable was $7,133,335 and $7,779,168, respectively.


Note 14--BENEFIT PLANS

The Company has a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion of its Board of Directors. Company expense associated with this plan totaled $62,388, $61,037, and $57,532 in 2003, 2002 and 2001, respectively.


Note 15--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. Through January 31, 2004 the Chairman provided investment portfolio management for the Company and its subsidiaries through SMC Advisors, Inc. (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provide for total annual fixed fees of $45,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year is not carried forward to the next contract year. Fixed fees totaled $45,000, $45,000, and $45,000 in 2003, 2002, and 2001,
respectively. Incentive fees of $309,323, $0, and $48,168 were incurred and paid for 2003, 2002, and 2001, respectively. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $45,933, $100,675, and $94,199 in 2003, 2002, and 2001, respectively. The Company also manages certain commercial real estate affiliated with its Chairman. The Company charges the real estate projects management and leasing fees at market rates, which totaled $144,095, $213,070, and $174,746 during 2003, 2002, and 2001, respectively. In
December 2003, the Company borrowed $1,000,000 from its Chairman, in addition to the $2,000,000 in borrowings during December 2002. Terms of the note include that interest is payable quarterly at the greater of 6% per year or the commercial bank prime lending rate plus 1%.


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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement increased the 2003 net gain and decreased the 2002 net loss approximately $96,000 ($0.06 per share). During 2003, the Company performed an impairment test of goodwill and concluded that no impairment adjustment was necessary.

Below is a proforma illustration of earnings adjusted to exclude goodwill amortization recorded during 2001 and 2000.

 Year Ended December 31                                            2003            2002             2001
 ----------------------------------------------------- ----------------- ---------------- -----------------

   Net Income (Loss) excluding goodwill amortization    $       711,822    $ (2,572,060)    $ (6,109,562)
      Goodwill amortization                                                         ---           96,013
------------------------------------------------------ ----------------- ---------------- -----------------
   Net Income (Loss) - as reported                      $       711,822    $ (2,572,060)    $ (6,205,575)
------------------------------------------------------ ----------------- ---------------- -----------------

Net Income (Loss) per Share:
   Excluding goodwill amortization                                $ .42          $(1.50)          $(3.51)
   As reported                                                    $ .42          $(1.50)          $(3.57)


Total goodwill outstanding at December 31, 2003 is $756,000 with $304,000 allocable to Broker Life, $270,000 to Home Service Life and $182,000 to Preneed Life.

In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and Separate Accounts." The most significant accounting implications to the Company of the SOP is amortizing DPAC over the life of deferred annuity contracts excluding the annuitization phase.

The Company will adopt the SOP effective January 1, 2004. Although interpretation of accounting for certain items covered by the SOP has not been finalized, the effect of initially adopting this SOP is not expected to be material to shareholders' equity or the trend of earnings.

In November of 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of realized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted the disclosure requirements in these financial statements.

                            Schedule II - Condensed Financial Information of Registrant
                                          Citizens Financial Corporation
                                               (Parent Company Only)
                                             Condensed Balance Sheets


December 31                                                                              2003                2002
------------------------------------------------------------------------ -------------------- --------------------

Assets:
   Cash and cash equivalents                                                  $     963,564         $  1,166,107
   Equity securities available-for-sale (cost of $847,491 and
   $1,531,555 in 2003 and 2002, respectively)                                     1,166,452            1,532,829
   Fixed maturity securities available-for-sale (amortized cost of
   $23,345 in 2003 and $101,750 in 2002)                                            104,901              122,750

   Investments in subsidiaries*                                                  24,484,415           20,966,393

   Furniture and equipment                                                        1,214,615            1,296,421

   Intercompany receivable*                                                         799,366              634,435


   Current and deferred federal income tax                                              ---              255,546

   Other assets                                                                      31,449               38,459
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $  28,764,762         $ 26,012,940
------------------------------------------------------------------------ -------------------- --------------------

Liabilities:
   Note payable to bank                                                       $   4,133,335         $  5,779,168

   Note payable to related party                                                  3,000,000            2,000,000

   Current and deferred federal income tax                                          360,476              320,090

   Net option positions                                                             (69,425)               7,488

   Other liabilities                                                                252,476              148,562
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                                 7,676,862            8,255,308

Shareholders' Equity:

   Common stock                                                                   1,685,288            1,686,828

   Additional paid-in capital                                                     7,170,321            7,176,480

   Accumulated other comprehensive income                                           264,340               14,701
   Equity in accumulated other comprehensive
      income of subsidiaries*                                                     4,585,564            2,209,058

   Retained earnings                                                              7,382,387            6,670,565
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       21,087,900           17,757,632

------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                     $ 28,764,762         $ 26,012,940
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

                            Schedule II - Condensed Financial Information of Registrant
                                          Citizens Financial Corporation
                                               (Parent Company Only)
                                        Condensed Statements of Operations




Year Ended December 31                                             2003                 2002                 2001
---------------------------------------------------- -------------------- -------------------- --------------------

Revenues:
   Net realized investment gains (losses)                    $   33,393           $ (228,672)         $(1,953,848)

   Service fees from subsidiaries                             4,674,870            4,703,880            4,705,087


   Interest and dividend income                                     ---               49,234              206,940

   Other income                                                  10,396               28,280               38,816
---------------------------------------------------- -------------------- -------------------- --------------------
Total Revenues                                                4,718,659            4,552,722            2,996,995

Expenses:

   Administrative and general expenses                        4,843,974            4,784,744            4,743,159

   Interest expense                                             363,273              305,715              532,962
---------------------------------------------------- -------------------- -------------------- --------------------
Total Expenses                                                5,207,247            5,090,459            5,276,121

---------------------------------------------------- -------------------- -------------------- --------------------
Loss before income taxes and undistributed                     (488,588)            (537,737)          (2,279,126)
   earnings of subsidiaries

Income tax benefit                                              (58,959)            (221,000)            (940,000)
---------------------------------------------------- -------------------- -------------------- --------------------
Loss before equity in undistributed                            (429,629)            (316,737)          (1,339,126)
   earnings of subsidiaries

Equity in undistributed loss of subsidiaries                  1,141,451           (2,255,323)          (4,866,449)
---------------------------------------------------- -------------------- -------------------- --------------------
Net Income (Loss)                                            $  711,822          $(2,572,060)         $(6,205,575)
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

                            Schedule II - Condensed Financial Information of Registrant
                                          Citizens Financial Corporation
                                               (Parent Company Only)
                                        Condensed Statements of Cash Flows


Year Ended December 31                                               2003                2002               2001
------------------------------------------------------ ------------------- ------------------ ------------------

Cash from operations                                         $   (158,850)      $ 1,032,505        $(1,423,335)

Cash flow from investing activities:
   Purchases of available-for-sale securities                  (3,093,276)       (3,431,955)        (6,211,339)
   Sales of available-for-sale securities                       3,810,723         2,967,241          5,338,727


   Investment in subsidiaries*                                        ---        (2,000,000)          (150,000)

   Investment management fees                                     (22,527)           (9,623)               ---

   Additions to property and equipment, net                       (70,025)          (30,279)           (40,392)

   Change in investments, other                                   (14,996)              ---             37,335
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash provided by (used in) investing activities               609,899        (2,504,616)        (1,025,669)

Cash flow from financing activities:
   Payments on notes payable - bank                            (1,645,833)        (1,316,666)          (904,166)
   Proceeds from note payable - related part  y                 1,000,000          2,000,000                ---

   Repurchase of capital stock                                     (7,759)          (139,445)          (396,450)
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash provided by (used in ) financing activities             (653,592)           543,889         (1,300,616)

------------------------------------------------------ ------------------- ------------------ ------------------
Net decrease in cash and cash equivalents                        (202,543)          (928,222)        (3,749,620)

Cash and cash equivalents at beginning of year                  1,166,107          2,094,329          5,843,949
------------------------------------------------------ ------------------- ------------------ ------------------
Cash and cash equivalents at end of year                     $    963,564       $  1,166,107       $  2,094,329
------------------------------------------------------ ------------------- ------------------ ------------------

* Eliminated in consolidation.

These  condensed  financial  statements  should be read in conjunction  with the
Consolidated   Financial  Statements  and  accompanying  footnotes  of  Citizens
Financial Corporation and Subsidiaries.


                                Schedule III - Supplementary Insurance Information
                                          Citizens Financial Corporation
                               For the Years Ended December 31, 2003, 2002, and 2001

Year Ended December 31                                  Other Policy                    Net
                         Deferred   Policy and            Claims and             Investment        Policy  Amortization       Other
                      Acquisition        Claim  Unearned    Benefits     Premium  and Other      Benefits            of   Operating
Segment                     Costs     Reserves  Premiums     Payable     Revenue    Income1   and Claims2  Policy Costs3     Costs4
--------------------- ----------- ------------ ---------- ---------- ----------- ----------- ------------ -------------- -----------

Column:      A                  B            C          D          E           F          G            H             I             J

2003:
   Home Service Life  $ 4,075,468 $ 34,595,775 $      --- $  390,576 $ 7,288,004 $1,718,755  $ 4,782,186   $   574,614    $3,870,941
   Broker Life          3,368,295   44,337,252        ---    509,456   3,514,873  2,315,056    3,743,281       614,558     1,368,544
   Preneed Life         2,723,421   44,245,695        ---    365,981  13,106,019  2,015,212   12,421,461       607,641     3,284,707
   Dental                     ---      365,906      5,384    207,987   8,385,774     28,967    5,778,194           ---     2,408,635
   Other Health           158,476    1,680,355    244,188    189,249   1,291,808     83,334      939,336        13,066       627,754
--------------------- ----------- ------------ ---------- ---------- ----------- ----------- ------------ -------------- -----------
   Total              $10,325,660 $125,224,983 $  249,572 $1,663,249 $33,586,478 $6,161,324  $27,664,458    $1,809,879   $11,560,581
--------------------- ----------- ------------ ---------- ---------- ----------- ----------- ------------ -------------- -----------


2002:
   Home Service Life   $3,717,940 $ 33,468,638 $      --- $  502,085 $ 7,334,030 $1,926,067  $ 4,880,305   $   663,706   $ 3,440,277
   Broker Life          3,621,843   44,407,746      2,998    643,845   3,621,053  2,343,036    3,971,204       405,670     1,852,703
   Preneed Life         2,414,288   38,792,405        ---    178,798  17,993,645  1,712,491   16,405,120       914,988     3,056,377
   Dental                     ---      296,369      5,384    222,496   8,182,483     26,774    5,634,940           ---     2,276,577
   Other Health           161,217    1,705,655    239,243    249,971   1,347,939     84,668      987,179        21,681       615,036
--------------------- ----------- ------------ ---------- ---------- ----------- ----------- ------------ -------------- -----------
   Total               $9,915,288 $118,670,813 $  247,625 $1,797,195 $38,479,150 $6,093,036  $31,878,748    $2,006,045   $11,240,970
--------------------- ----------- ------------ ---------- ---------- ----------- ----------- ------------ -------------- -----------


2001:
   Home Service Life   $3,297,247 $ 32,093,694 $      --- $  516,265 $ 7,152,242 $2,137,878  $ 4,474,816   $   714,743    $3,717,838
   Broker Life          3,451,936   44,067,779      3,147    344,048   3,812,841  2,684,445    3,920,434       538,374     1,963,518
   Preneed Life         1,665,278   27,239,439        ---    273,207   8,397,911  1,576,494    8,223,074       711,300     1,304,519
   Dental                     ---      264,235      5,540    295,344   7,988,620     36,754    5,551,624           ---     2,217,365
   Other Health           164,962    1,590,144    244,043    302,892   1,392,762     94,801      819,784        21,841       635,091
--------------------- ----------- ------------ ---------- ---------- ----------- ----------- ------------ -------------- -----------
   Total               $8,579,423 $105,255,291 $  252,730 $1,731,756 $28,744,376 $6,530,372  $22,989,732    $1,986,258    $9,838,331
--------------------- ----------- ------------ ---------- ---------- ----------- ----------- ------------ -------------- -----------

1Amounts are allocated based on average policy reserves and deposits.
2Includes interest on policyholder deposits and dividends credited to participating policyholders.
3Amortization of Policy Costs:                                 2003             2002              2001
                                                       ----------------- ---------------- -----------------
     Deferred acquisition costs                          $1,311,886      $ 1,445,740       $ 1,279,485
     Present value of insurance acquired                    497,993          560,305           706,773
                                                       ----------------- ---------------- -----------------
                                                         $1,809,879      $ 2,006,045       $ 1,986,258
                                                       ================= ================ =================
4Includes commissions, general expense, goodwill amortization, and depreciation expense.


                                             Schedule IV - Reinsurance
                                          Citizens Financial Corporation
                               For the Years Ended December 31, 2003, 2002, and 2001


Year Ended December 31                                                                                           Percentage
                                                              Ceded to           Assumed                          of Amount
                                                Gross         To Other        From Other              Net           Assumed
                                               Amount        Companies         Companies           Amount            To Net
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------


2003:

Life insurance in force:                 $759,310,258      $91,480,000        $5,740,742     $673,571,000             0.9%

Premiums:
   Life insurance                        $ 24,891,000   $      967,059       $    19,121    $  23,943,062             0.1%
   Accident & health insurance              9,890,928          247,512               ---        9,643,416             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                 $ 34,781,928    $   1,214,571       $    19,121    $  33,586,478             0.1%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------




2002:

Life insurance in force:                 $792,722,000     $ 96,202,000        $6,199,775     $702,719,775             0.9%

Premiums:
   Life insurance                        $ 29,977,144    $   1,010,513       $    21,896     $ 28,988,527             0.1%
   Accident & health insurance              9,723,549          232,926               ---        9,490,623             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                 $ 39,700,693    $   1,243,439       $    21,896     $ 38,479,150             0.1%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------




2001:

Life insurance in force:                 $812,515,000     $109,227,000        $6,768,604     $710,056,604             1.0%

Premiums:
   Life insurance                        $ 20,387,653    $   1,051,574       $    26,915     $ 19,362,994             0.1%
   Accident & health insurance              9,555,188          173,806               ---        9,381,382             0.0%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
   Total                                 $ 29,942,841    $   1,225,380       $    26,915     $ 28,744,376             0.1%
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------


                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

The information required by this Item is set forth under the captions: "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 30, 2004, and such information is here incorporated by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

The  information  required  by  this  Item  is set  forth  under  the  captions:
"Executive Compensation", "Board of Directors Report on Executive Compensation", "Performance Graph" and "Compensation Committee Interlocks and Insider Participation" of the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 30, 2004, and such information is here incorporated by reference.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the caption: "Security Ownership of Certain Beneficial Owners and Management" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 30, 2004, and such information is here incorporated by reference.

                         ITEM 13. CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

The information required by this Item is set forth under the caption: "Certain Transactions Involving Directors and Executive Officers" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 30, 2004, and such information is here incorporated by reference.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The  information  required  by  this  Item  is  set  forth  under  the  caption:
"Independent Public Accountants" in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 30, 2004, and such information is here incorporated by reference.

                                     PART IV


    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


The following documents are filed as part of this Form 10-K:

(a)     Financial Statements and Financial Statement Schedules.

        Schedule  II  -  Condensed Financial Information of Registrant........49

        Schedule III  -  Supplementary Insurance Information..................52

        Schedule IV  -  Reinsurance...........................................53

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes

(b)     Reports on Form 8-K.
        December 23, 2003 Item 5 Other Events. The Company disclosed borrowing $1,000,000 from its chairman.

        November 8, 2003 Item 12 Results of Operations and Financial Condition. The Company furnished a press release announcing our financial results for the fiscal quarter ended September 30, 2003.


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

                                      CITIZENS FINANCIAL CORPORATION


March 25, 2004                         By:      /s/ Darrell R. Wells
                                               ---------------------------------
                                                Darrell R. Wells
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells
---------------------------------------
Darrell R. Wells

Director and President                                            March 25, 2004
(principal executive officer)

/s/ Len E. Schweitzer
---------------------------------------
Len E. Schweitzer

Vice President, Accounting,                                       March 25, 2004
and Treasurer (principal financial
and accounting officer)

/s/ John H. Harralson, Jr.
---------------------------------------
John H. Harralson, Jr.

Director                                                          March 25, 2004

/s/ Frank T. Kiley
---------------------------------------
Frank T. Kiley

Director                                                          March 25, 2004

/s/ Thomas G. Ward
---------------------------------------
Thomas G. Ward

Director                                                          March 25, 2004

/s/ Margaret A. Wells
---------------------------------------
Margaret A. Wells
Director                                                          March 25, 2004

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



        Exhibit No.                                Description

            3.1 Restated Articles of Incorporation of the Company dated August 12, 1996 (filed as Exhibit 3.1 to the Company's Form 10-KSB dated March 31, 1999)

            3.2 Amended and Restated Bylaws of the Company adopted November 19, 2003 (filed herewith)

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

            10.11 2002 Promissory Note to Darrrell R. Wells and related Subordination Agreement (filed as Exhibit 10.11 to the Company's Form 10-K dated April 7, 2003)

            10.12 Executive Severance Plan* (filed as Exhibit 10.12 to the Company's Form 10-K dated April 11, 2003)

            10.13 2003 Promissory Note to Darrell R. Wells and related Subordination Agreement (filed herewith)

            10.14 Employment Agreement dated as of February 6, 2004 between the Company and Frank C. Jones (field herewith)

            21.2 Subsidiaries of the registrant (filed as Exhibit 21.2 to the Company's Form 10-K dated March 30, 2002)

            23.3       Consent of Independent Auditors (filed herewith)

            31.1 Rule 13a-14(a) /15d-14 (a) Certification -- Principal Executive Officer (filed herewith)

            31.2       Rule   13a-14(a) /15d-14(a)  Certification  --  Principal
                       Financial Officer (filed herewith)

            32.1 Section 1350 Certification - Principal Executive Officer (filed herewith)

            32.2 Section 1350 Certification - Principal Financial Officer (filed herewith)

         ----------  -----------------------------------------------------------


           * Management contract or compensatory plan or arrangement.