Form 10-K/A
period 2003-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2004-04-27
CIK 887136

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A
     (Mark One)
          X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2003
                                                        or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from __________ to __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ~~X~~ No ~~~~~


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [~~~]


Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ~~~~~ No ~~X~~

State the aggregate market value of the common equity held by non-affiliates of the registrant: $5,015,673 (based on an $7.89 per share average of bid and asked prices on March 25, 2004).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,685,228 shares of Class A Stock as of March 25, 2004.


The date of this Report is April 27, 2004.

================================================================================

                                    CONTENTS

                                     PART I

                                                                            Page

ITEM   1.    BUSINESS ..................................................       3
ITEM   2.    PROPERTIES ................................................      10
ITEM   3.    LEGAL PROCEEDINGS .........................................      10
ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......      10


                                     PART II

ITEM   5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS ......................      11
ITEM   6.    SELECTED FINANCAL DATA ....................................      12
ITEM   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................      13
ITEM   7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.      24
ITEM   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      26
ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE ..............      26
ITEM   9a.   EVALUATION OF DISCLOSURE CONTROLS  AND PROCEDURES..........      26


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........      55
ITEM 11.     EXECUTIVE COMPENSATION ....................................      57
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS .......      61
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS .....................................      62
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES ....................      64


                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K ....................      65
SIGNATURES .............................................................      66
EXHIBIT INDEX ..........................................................      67
EXHIBITS................................................................      68




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
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------


                                    PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers, their ages and the principal positions held by each of such persons with the Company and its subsidiaries are as follows:


                               Present Positions with the Company
Name                     Age   and the Insurance Subsidiaries(1)
------------------------ ----- -------------------------------------------------

Darrell R. Wells         60    President and Chief  Executive Officer,  Director
                               and  Chairman  of   the  Board  of  the  Company;
                               Director,   Chairman  of  the   Board  and  Chief
                               Executive  Officer  of  each  of  the   Insurance
                               Subsidiaries

Robert N. Greenwood      68    Vice  President,   Operations,  of  the  Company;
                               Senior  Vice President,  Operations, of  Citizens
                               Security and United  Liberty (Resigned, effective
                               May 14, 2004)

James L. Head            69    Vice  President, Administration, of the  Company;
                               Senior  Vice  President, Administration,  of  the
                               Insurance Subsidiaries

Paul M. Marquess         65    Vice  President, Agency,  of the Company;  Senior
                               Vice President, Agency, of Citizens  Security and
                               United Liberty

Len E. Schweitzer        57    Vice   President,   Accounting,   Treasurer   and
                               Secretary  of the Company; Senior Vice President,
                               Accounting, Treasurer and Secretary of each of the Insurance Subsidiaries

Thomas D. Mueller        32    Vice President, Special Projects, of the Company;
                               Senior   Vice  President,  Special  Projects,  of
                               Citizens Security and United Liberty

Frank C. Jones           63    President and  Chief Operating Officer of each of
                               the Insurance Subsidiaries

John H. Harralson, Jr.   75    Director of the Company and each of the Insurance
                               Subsidiaries

Frank T. Kiley           56    Director  of  the  Company  and  of  each of  the
                               Insurance Subsidiaries

Thomas G. Ward           65    Director  of  the Company  and  of  each  of  the
                               Insurance Subsidiaries

Margaret A. Wells        56    Director  of  the  Company and  of  each  of  the
                               Insurance Subsidiaries


(1) The Company's "Insurance Subsidiaries" are Citizens Security Life Insurance Company ("Citizens Security"), which was the Company's corporate predecessor; United Liberty Life Insurance Company ("United Liberty"); and Citizens Insurance Company ("Citizens Insurance"), which is presently inactive. The Company's other subsidiary is not significant to its overall business.

     Darrell R. Wells has served as President and Chief Executive Officer of the Company since 1995. Mr. Wells has served as a Director and as Chairman of the Board of the Company since 1990 and as a Director, Chairman of the Board and Chief Executive Officer of the Insurance Subsidiaries since February 18, 2004.

His principal occupation is as the General Partner of Security Management Company, a financial management company in Louisville, Kentucky. Mr. Wells serves on the Board of Directors of Churchill Downs Incorporated and Jundt Growth Fund. Mr. Wells is married to Margaret A. Wells.

     Robert N. Greenwood will have served as Vice President, Operations, of the Company from 1992 though his resignation, effective May 14, 2004. He served as Senior Vice President, Operations, of Citizens Security since 1989, and as Senior Vice President, Operations, of United Liberty since 1998.

     James L. Head has served as Vice President, Administration, of the Company since 1992. He has served as Senior Vice President, Administration, of Citizens Security since 1990, of United Liberty since 1998 and of Citizens Insurance since February 18, 2004.

     Paul M. Marquess has served as Vice President, Agency, of the Company since 1996. He has served as Senior Vice President, Agency, of Citizens Security since 1996, and as Senior Vice President, Agency, of United Liberty since 1998.

     Len E. Schweitzer has served as Vice President, Accounting, of the Company since 1996, as Secretary of the Company since 1991, and as Treasurer of the Company since March 25, 2004. He has served as Secretary of Citizens Security since 1989, Vice President, Accounting, of Citizens Security since 1996 and as Vice President, Accounting, and Secretary of United Liberty since 1998.

     Thomas D. Mueller has served as Vice President, Special Projects, of the Company and as Senior Vice President, Special Projects, of Citizens Security and United Liberty since 2003. Prior to 2003, Mr. Mueller served as an executive with the following financial management companies, each of which is controlled by Darrell R. Wells: SMC Capital, Inc., Security Management Company and First Security Trust Company in Louisville, Kentucky.

     Frank C. Jones has served as President and Chief Operating Officer of each of the Insurance Subsidiaries since March 1, 2004. Mr. Jones had a long affiliation with Service Corporation International, the largest provider of funeral, cremation and cemetery services in North America. Mr. Jones served as an executive officer of various Service Corporation International entities from 1991 until his retirement in 2001. From 2001 to 2004, Mr. Jones served as a civic volunteer and managed his personal investments.

     John H. Harralson, Jr. has served as a Director of the Company since 1990 and of each of the Insurance Subsidiaries since their acquisition by the Company and, in the case of Citizens Security, many years before. Mr. Harralson is
Publisher of Southern Publishing, Inc., a suburban weekly newspaper in Louisville, Kentucky.

     Frank T. Kiley has served as a Director of the Company since 1990 and of each of the Insurance Subsidiaries since February 18, 2004. His principal occupation is as principal of Security Management Company, a financial management company in Louisville, Kentucky controlled by Darrell R. Wells.

     Thomas G. Ward has served as a Director of the Company since 1990 and of each of the Insurance Subsidiaries since their acquisition by the Company and, in the case of Citizens Security, many years before. Mr. Ward is President of Third Kentucky Cellular Corp. in Lexington, Kentucky.

     Margaret A. Wells has served as a Director of the Company since 1993 and of each of the Insurance Subsidiaries since February 18, 2004. Ms. Wells serves as a civic volunteer in Louisville, Kentucky. Ms. Wells is married to Darrell R. Wells.

The Audit Committee

     In accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, the Company's Board of Directors has established an Audit Committee comprised of the following Directors: John H. Harralson, Jr., and Thomas G. Ward and Frank T. Kiley.

     Former Audit Committee member Earle V. Powell unexpectedly resigned from our Board of Directors effective January 1, 2004, due to health concerns. As a consequence of Mr. Powell's resignation, the Board of Directors was compelled to waive the requirement contained in our Audit Committee Charter that all members of the Audit Committee be independent directors, and appoint Mr. Kiley as a member of the Audit Committee to serve until the next Annual Meeting of Shareholders, which is currently scheduled for June 30, 2004. Mr. Kiley, due to his relationship with Security Management Company (a financial management company controlled by Darrell R. Wells), does not satisfy the independence requirements set forth in NASD Rule 4200(a)(15). Messrs. Harralson and Ward are "independent" as such term is defined in Rule 10A-3(b)(1) under the Exchange Act and NASD Marketplace Rule 4200(a)(15). The Board of Directors has determined that Mr. Kiley qualifies for, and has designated Mr. Kiley as, the "audit committee financial expert" for purposes of Item 401(h) of SEC Regulation S-K. Depending upon the circumstances, the Board of Directors could extend the term of Mr. Kiley's service on the Audit Committee beyond the next Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of holdings and transactions in our equity securities with the Securities and Exchange Commission. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2003, all
Section 16(a) reports were timely filed, except one. A Form 4 for Thomas D. Mueller, which should have been filed on June 25, 2003, was filed on June 27, 2003.

Code of Ethics

     We have not as yet adopted a code of ethics applicable to our principal executive officers. We are in the process of drafting the "Citizens Financial Corporation Code of Business Ethics and Conduct," which we plan to adopt on or before the May 4, 2004 compliance date set forth in Rule 4350(a)(5) of the Marketplace Rules of the NASDAQ Stock Market, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation
     Each member of the Board of Directors who is not a full-time employee of the Company or its subsidiaries, or who is not otherwise compensated as such, receives a fee of $2,000 per quarter if such person attends all meetings of the Board of Directors. Five hundred dollars is deducted from each quarterly payment for each meeting missed by the Director for that quarter.

Executive Compensation
     The following table reflects, for the fiscal years ended December 31, 2001, 2002 and 2003, compensation awarded or paid to, or earned by, our Chief Executive Officer and our other four most highly compensated executive officers as of December 31, 2003 (the "Named Executive Officers"):


                                            Summary Compensation Table

                                                                                       Other
Name and Principal Positions                           Annual Compensation            Annual              All Other
with the Company                          Year            Salary Bonus             Compensation        Compensation(8)
-------------------------------------- ----------  ---------------------------  ------------------- ----------------------

Darrell R. Wells,                      2003        $0            $0             $1,913(2)           $0
President, Chief Executive Officer     2002        $0            $0             $2,427(2)           $0
and Chairman of the Board(1)           2001        $0            $0             $2,568(2)           $0

Lane A. Hersman(3),                    2003        $137,800      $0             $6,833(4)           $4,518
Former Executive Vice President        2002        $136,576      $0             $6,833(4)           $4,712
and Chief Operating Officer and        2001        $135,846      $0             $7,096(4)           $4,702
Director

Brent L. Nemec(5),                     2003        $119,500      $0             $0                  $4,413
Former Vice President,                 2002        $118,462      $0             $0                  $4,180
Accounting and Chief Financial         2001        $118,077      $0             $0                  $3,871
Officer and Treasurer

Robert N. Greenwood(6),                2003        $114,000      $0             $0                  $3,536
Vice President, Operations                         $113,077      $0             $0                  $3,507
                                       2002        $113,154      $0             $0                  $3,378
                                       2001

Thomas D. Mueller(7),                  2003        $115,000      $0             $0                  $4,114
Vice President, Special Projects       2002        n/a           n/a            n/a                 n/a
                                       2001        n/a           n/a            n/a                 n/a


(1)   Mr. Wells has not received any salary or bonus for serving as an officer in a part-time capacity.
(2)   Other Annual Compensation consists of personal use of an airplane partly owned by the Company.
(3)   Mr. Hersman's employment terminated as of February 13, 2004.
(4)   Other Annual Compensation consists of reimbursement of auto expenses.
(5)   Mr. Nemec's employment terminated as of February 6, 2004
(6)   Mr. Greenwood's employment is expected to terminate as of May 14, 2004.
(7)   Mr. Mueller was elected to his position as Vice President, Special Projects as of March 19, 2003.
(8)   The amounts shown in this column represent Company contributions to the Company's 401(k) plan and term life insurance premiums, as follows:


401(k)
--------------------------------------------------------------------------------------------------------------------------
Year              Mr. Wells            Mr. Hersman          Mr. Nemec            Mr. Greenwood        Mr. Mueller
----------------- -------------------- -------------------- -------------------- -------------------- --------------------
2003              $0                   $2,877               $2,987               $2,850               $2,765
2002              $0                   $3,087               $2,768               $2,827               n/a
2001              $0                   $3,145               $2,519               $2,723               n/a

Life Insurance Premiums
--------------------------------------------------------------------------------------------------------------------------
Year              Mr. Wells            Mr. Hersman          Mr. Nemec            Mr. Greenwood        Mr. Mueller
----------------- -------------------- -------------------- -------------------- -------------------- --------------------
2003              $0                   $1,641               $1,426               $686                 $1,349
2002              $0                   $1,625               $1,412               $680                 n/a
2001              $0                   $1,557               $1,352               $655                 n/a

     Mr. Greenwood is covered by a plan that would provide a severance payment of one year's current salary and bonus in the event that both [i] a defined change in control of the Company occurs on or before October 1, 2004 and [ii] within 12 months after the change in control, the executive is discharged (other than for a defined cause or disability) or resigns for a defined good reason. This arrangement will terminate on the effective date of his resignation.

Compensation Committee Interlocks and Insider Participation

     During 2003, the Directors who served as members of the Compensation Committee were: John H. Harralson, Jr., Frank T. Kiley, Earle V. Powell (who has since resigned as a director), Thomas G. Ward, Darrell R. Wells, Margaret A. Wells and, except as to his own compensation, Lane A. Hersman. Mr. Wells was an executive officer of the Company and/or the Insurance Subsidiaries during 2003. Mr. Powell was president of Citizens Security until his retirement in 1989. Mr. Hersman ceased to be employed by the Company and its subsidiaries on February 13, 2004.

     Compensation   Committee  member   relationships  that  require  disclosure
pursuant to Item 404 of Regulation S-K of the Securities and Exchange Commission are described in "Item 13. Certain Relationships and Related Transactions."

Report on Executive Compensation

     The following is the Board of Directors report on executive compensation for the Company's fiscal year ended December 31, 2003.

          Each year, the Board of Directors, other than any who are salaried employees of the Company, determines the compensation and benefits to be provided to the Company's executive officers. This determination is typically made at a Board meeting held after the completion of the Company's financial statements for the preceding year. In 2003, Lane A. Hersman, who was an officer until February 13, 2004, proposed the salary for each executive officer, other than himself, discussion ensued, and a decision was reached as to all executive officers, including Mr. Hersman. The Board has not adopted a formal compensation policy. In 2003, the material components of executive officer compensation were
     (i) salary and (ii) benefits, which are generally available to all employees. In general, the Board intended that salary levels would be near the median for executives with comparable responsibilities at comparable companies in the insurance industry. However, reliable industry data is difficult to obtain, and the Board desired that executive compensation be competitive with other opportunities available to Company executives. Executive compensation was indirectly related to corporate performance, in that improved Company performance improves the climate for annual salary increases. However, no portion of executive compensation was contingent upon meeting specific criteria. The Company has not adopted a bonus plan or other incentive compensation plan, other than the 1999 Stock Option Plan. To date, no options have been granted under the 1999 Stock
     Option Plan. Mr. Wells, the Company's President and Chief Executive Officer, did not accept any salary or bonus from the Company in 2003.


                             John H. Harralson, Jr.
                             Frank T. Kiley
                             Thomas G. Ward
                             Darrell R. Wells
                             Margaret A. Wells

Performance Graph

     The graph below compares the five-year cumulative total return, assuming the reinvestment of dividends if any, of the Company's Class A Stock with the Russell 2000 Index and the Total Return Industry Index for NASDAQ Insurance Stocks, prepared by Center for Research in Securities Prices. The graph assumes $100 invested at the per share closing price on December 31, 1998 of each of the Company's Class A Stock, the Russell 2000 Index and the Total Return Industry Index for NASDAQ Insurance Stocks. The Company did not pay dividends during any of these years.

                               [GRAPHIC OMITTED]





                                 1998          1999         2000         2001          2002         2003
                        ------------- --------------------------------------- --------------------------
Citizens Financial            $100.00       $133.33      $142.42      $100.00        $60.61      $104.12
Russell                       $100.00       $121.26      $117.59      $120.52        $95.83      $141.11
Nasdaq Insurance              $100.00        $77.56       $97.40      $104.41       $105.22      $130.05


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table reflects the beneficial ownership of our Class A Stock as of March 31, 2004 [i] by Darrell R. Wells, a director and officer who is the only person we know to own beneficially more than five percent (5%) of our Class A Stock, [ii] by each of our other directors individually, [iii] by each of the other named officers reflected in the Summary Compensation Table individually, and [iv] by all of our directors and executive officers as a group. We believe that each person named or included below has the sole voting and investment power with respect to the amount of Class A Stock listed, unless otherwise indicated.


                                                    Ownership of Class A Stock(1)
                                                    ..................................................................

Shareholder                                         Shares                           Percent of Class
--------------------------------------------------  -------------------------------- ---------------------------------

Robert N. Greenwood                                 2,979                            *

John H. Harralson, Jr.                              12,468                           *

James L. Head                                       0                                -

Frank T. Kiley                                      24,303                           1.44%

Thomas D. Mueller                                   8,700                            *

Thomas G. Ward                                      24,169                           1.43%

Darrell R. Wells(2)                                 956,694(3)                       56.77%
4350 Brownsboro Road, Suite 310
Louisville, Kentucky 40207

Margaret A. Wells(2)                                956,694(3)                       56.77%
4350 Brownsboro Road, Suite 310
Louisville, Kentucky 40207

Directors and Executive Officers as a Group         1,045,8528                       62.06%
--------------------------------------------------

*       Less than 1%.
(1)     Assumes  1,685,228  shares of  Class A Stock outstanding as of March 31,
        2004.
(2) Margaret A. Wells, a director, is the wife of Darrell R. Wells. Under the federal securities laws, a person is presumed to be the beneficial owner of securities held by members of the person's immediate family sharing the same household. Accordingly, the shares reported as beneficially owned by Mr. Wells and Ms. Wells are the same shares.
(3) Mr. Wells shares voting and investment power with respect to 67,315 shares of the Class A Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2003, concerning the Citizens Financial Corporation 1999 Stock Option Plan (the "1999 Plan"), which was approved by security holders on May 20, 1999. No options have been issued under the 1999 Plan. The Company does not have any equity compensation plans that have not been approved by security holders.

                                       Equity Compensation Plan Information


                                                                                       Number of securities remaining
                           Number of securities to          Weighted-average           available for future issuance
                           be issued upon exercise         exercise price of          under equity compensation plans
                           of outstanding options,        outstanding options,       (excluding securities reflected in
                             warrants and rights          warrants and rights                   column (a))
Plan category                        (a)                          (b)                               (c)
------------------------ ---------------------------- ---------------------------- --------------------------------------

Equity compensation
plans approved by                     0                           n/a                             110,000
security holders

Equity compensation
plans not approved                   n/a                          n/a                               n/a
by security holders
------------------------ ---------------------------- ---------------------------- --------------------------------------

Total                                 0                           n/a                             110,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Darrell R. Wells is involved in, and he and Frank T. Kiley are affiliated with, certain business entities that are or were formerly engaged in one or more continuing transactions with the Company. During 2003, Mr. Wells was the controlling shareholder of the business that employs Mr. Kiley, and Mr. Wells participated in the determination of Mr. Kiley's compensation.

     During 2003 and for several years preceding, SMC Advisors, Inc. provided securities portfolio management services to us under separate contracts with the Company and each of our three Insurance Subsidiaries. SMC Advisors is an investment advisory entity of which Mr. Wells is the principal officer, a director, and the sole shareholder. Mr. Kiley is also an officer and director of SMC Advisors. Each contract with SMC Advisors required us to pay a fixed annual fee plus incentive compensation equal to five percent (5%) of any net gain from net realized and net unrealized capital gains and losses in the bond and stock portfolios of the particular company involved for the year. In 2003, we incurred $45,000 in fixed fees under the four contracts as a group (0.03% of average cash and invested assets for the year). We incurred $309,323 in incentive fees in 2003 (0.23% of average cash and invested assets). All of the contracts with SMC Advisors were terminated effective as of January 31, 2004.

     Insurance regulatory statutes require the Company's insurance subsidiaries to deposit portions of their assets in bank custodial accounts for the protection of policyholders. The Company utilizes Commonwealth Bank and Trust Company, which is controlled by Mr. Wells, as the principal custodian for the Company's statutory deposits and other assets. The fees we pay Commonwealth Bank and Trust Company are based on the amount of assets held. In 2003, we paid $45,933 in fees to the bank (0.04% of average deposits and other assets). Mr. Kiley is also a director of Commonwealth Bank and Trust Company.

     Our subsidiary Corporate Realty Service, Inc. manages our home office building, as well as two office buildings owned by partnerships controlled by Mr. Wells. These partnerships pay management fees to Corporate Realty Service based upon a percentage of rental income and leasing commissions according to a prescribed schedule, and also reimburse certain salary expenses of Corporate Realty Service. During 2003, the partnerships paid Corporate Realty Service $144,095, consisting of $76,423 in management fees, $12,194 in leasing commissions and $55,478 in salary reimbursement. Mr. Kiley also owns interests in these partnerships. Corporate Realty Service provides occasional consulting services to Commonwealth Bank and Trust Company on an hourly fee basis. No such fees were paid in 2003.

     In December 2002, the Company borrowed $2,000,000 from Mr. Wells to increase the capital and surplus of Citizens Security and in December 2003, we borrowed an additional $1,000,000 dollars from Mr. Wells upon the same terms and conditions. The loans are unsecured and bear interest payable quarterly at the greater of six percent (6%) per annum or the prime rate charged by the unaffiliated commercial bank with which the Company has its primary borrowing relationship, reset on the first day of each calendar quarter. By its terms, the principal of the loans is repayable on 90 days' notice by Mr. Wells or on June 30, 2005. However, Mr. Wells has agreed with the bank referred to above that no part of the principal of the loans shall be repaid to him until all the Company's indebtedness to the bank has been repaid. Such indebtedness to the bank is presently scheduled to be paid in installments through July 1, 2007. The

Company is permitted to prepay the bank indebtedness without penalty, in which event it would also be permitted to prepay the loans from Mr. Wells. We have also agreed to reimburse Mr. Wells for fees he incurred after March 1, 2003 to maintain a $5,000,000 line of credit from a bank to fund these loans to the Company. The fee is equal to one fourth of one percent (0.25%) of the undrawn amount of the line of credit, presently $2,000,000. The total amounts paid or accrued to Mr. Wells in 2003 with respect to these obligations were $121,500.

     The Company has agreed in principle to sell its 1/16th interest in a Falcon 2000 airplane to an entity controlled by Mr. Wells for an aggregate purchase price to be substantially equal to the value of the interest according to the sponsor for the fractional interest ownership program. The Board of Directors' approval includes a two-year arrangement for the Company to reimburse the entity for 30% of the monthly turnkey management fees and any other maintenance fees charged by the program sponsor plus 30% of the entity's costs of financing the purchase. During this period, the Company and the Insurance Subsidiaries would have the right to use the aircraft for up to 30% of the flight hours available to the entity. These transactions have not yet been consummated. According to the program sponsor, the value of the interest in the airplane as of April 16, 2004 was $993,750. The Company will allow the purchaser a credit of $23,060 in respect of a portion of the commission assumed to be payable on resale of the interest. Thirty percent (30%) of the monthly fees and financing costs are estimated to total about $60,000 per year. The Company anticipates that it will incur a loss on sale of the interest of about $106,000. Benefits to the Company from the transaction include increased working capital and reduced management and maintenance fees from those presently being incurred.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Ernst & Young LLP

Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Ernst & Young LLP during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.



                                           Years Ended December 31,
                                  ...........................................

                                          2003                  2002

Audit Fees (1)                          $165,000              $184,600

Audit-Related Fees (2)                        $0                $2,000

Tax Fees (3)                              $3,000                $9,900

All Other Fees (4)                            $0                    $0
                                       ----------            ----------
  Total                                 $168,000              $196,500
________________
(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

(3) Tax Fees consist of fees billed for professional service rendered for tax compliance, tax advice and tax planning. The fees shown for 2003 were for tax return preparation. The fees shown for 2002 were for preparation of tax returns requesting refunds of taxes.

(4) All Other Fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

     The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. None of the services provided by the independent auditors under the categories Audit-Related, Tax and All Other fees described above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in Rule 2-01(c) of Regulation S-X.

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


(c)     Exhibits.
        The exhibits listed in the Index to Exhibits appearing on page 67.


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

                                      CITIZENS FINANCIAL CORPORATION


April 27, 2004                         By:      /s/ Darrell R. Wells
                                               ---------------------------------
                                                Darrell R. Wells
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Darrell R. Wells
---------------------------------------
Darrell R. Wells

Director and President                                            April 27, 2004
(principal executive officer)

/s/ Len E. Schweitzer
---------------------------------------
Len E. Schweitzer

Vice President, Accounting,                                       April 27, 2004
and Treasurer (principal financial
and accounting officer)

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



        Exhibit No.                                Description

            3.1 Restated Articles of Incorporation of the Company dated August 12, 1996 (filed as Exhibit 3.1 to the Company's Form 10-KSB dated March 31, 1999)


            3.2 Amended and Restated Bylaws of the Company adopted November 19, 2003 (filed as Exhibit 3.2 to the company's Form 10-k dated March 29,2004)


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


            10.13 2003 Promissory Note to Darrell R. Wells and related Subordination Agreement (filed as Exhibit 10.13 to the Company's Form 10-K dated March 29, 2004)

            10.14 Employment Agreement dated as of February 6, 2004 between the Company and Frank C. Jones (field as Exhibit 10.14 to the Company's Form 10-K dated March 29, 2004)


            21.2 Subsidiaries of the registrant (filed as Exhibit 21.2 to the Company's Form 10-K dated March 30, 2002)


            23.3 Consent of Independent Auditors (filed as Exhibit 23.3 to the Company's Form 10-k dated March 29, 2004)


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