Form 10-Q
period 2004-03-31
CITIZENS FINANCIAL CORP /KY/
filed 2004-05-14
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,685,228 as of May 14, 2004.

The date of this Report is May 14, 2004.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)




Three Months Ended March 31                                                            2004                 2003
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $ 7,394,618          $ 9,238,935
   Premiums ceded                                                                  (322,050)            (261,295)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         7,072,568            8,977,640
   Net investment income                                                          1,623,681            1,373,989
   Net realized investment gains (losses)                                           228,186             (276,163)
   Other income                                                                      46,589               56,353
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                    8,971,024           10,131,819

Policy Benefits and Expenses:
   Policyholder benefits                                                          5,551,979            5,257,211
   Policyholder benefits ceded                                                     (267,432)            (234,011)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                5,284,547            5,023,200
   Increase in net benefit reserves                                                 448,681            1,682,187
   Interest credited on policyholder deposits                                       155,028              164,885
   Commissions                                                                    1,323,574            1,693,668
   General expenses                                                               1,749,836            1,812,072
   Interest expense                                                                  90,588               92,208
   Policy acquisition costs deferred                                               (348,768)            (579,542)
   Amortization of deferred policy acquisition costs
      and value of insurance acquired                                               413,397              649,459
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                                9,116,883           10,538,137
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax                                                             (145,859)            (406,318)
Income tax benefit                                                                  (36,248)             (73,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $  (109,611)         $  (333,318)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss per Common Share, basic and diluted                                    $     (0.07)         $     (0.20)
------------------------------------------------------------------------ -------------------- --------------------
See Notes to Condensed Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                    March 31,        December 31,
                                                                                         2004                2003
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)

Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $103,299,713
      and $104,768,393 in 2004 and 2003 respectively)                        $  108,833,578         $ 108,640,262
      Equity securities (cost of $12,863,624 and
      $8,061,783 in 2004 and 2003, respectively)                                 16,224,903            11,336,964
   Investment real estate                                                         3,094,543             3,162,223
   Policy loans                                                                   4,427,440             4,409,301
   Short-term investments                                                           642,748               642,748
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                               133,223,212           128,191,498

Cash and cash equivalents                                                         5,301,064             8,588,896
Accrued investment income                                                         1,688,966             1,685,776
Reinsurance recoverable                                                           2,715,397             2,834,222
Premiums receivable                                                                 242,526               256,140
Property and equipment                                                            2,641,965             2,640,579
Deferred policy acquisition costs                                                10,318,570            10,325,660
Value of insurance acquired                                                       3,011,735             3,119,609
Goodwill                                                                            755,782               755,782
Federal income tax receivable                                                       448,382               421,676
Other assets                                                                        144,961                60,494
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 160,492,560         $ 158,880,332
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                   March 31,         December 31,
                                                                                        2004                 2003
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                    $  109,695,071        $  109,383,695
   Policyholder deposits                                                         15,421,533            15,530,824
   Policy and contract claims                                                     1,647,900             1,663,249

   Unearned premiums                                                                261,796               249,572
   Other                                                                            271,671               310,464
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        127,297,971           127,137,804

Note payable - bank                                                               3,804,169             4,133,335
Note payable - related party                                                      3,000,000             3,000,000
Accrued expenses and other liabilities                                            1,623,349             1,805,934
Deferred federal income tax                                                       2,666,847             1,969,850
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               138,392,336           138,046,923

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,685,228 and 1,685,228 shares issued and outstanding
      in 2004 and 2003, respectively                                              1,685,228             1,685,228
   Additional paid-in capital                                                     7,170,321             7,170,321
   Accumulated other comprehensive income                                         5,857,366             4,595,473
   Retained earnings                                                              7,387,309             7,382,387
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       22,100,224            20,833,409
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 160,492,560         $ 158,880,332
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)




Three Months Ended March 31                                                            2004                  2003
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                       $   (109,611)        $   (333,318)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                     448,681            1,567,918
   Decrease in claim liabilities                                                    (15,349)            (262,102)
   Decrease in reinsurance recoverable                                              118,825              293,177
   Interest credited on policyholder deposits                                       155,887              164,885
   Provision for amortization and depreciation, net of deferrals                    136,998              141,604
   Amortization of premium and accretion of discount on
      securities purchased, net                                                       8,604                9,227
   Net realized investment (gains) losses                                          (228,186)             276,163
   Increase in accrued investment income                                             (3,190)             (56,784)
   Change in other assets and liabilities                                            22,250               (9,385)
   Decrease in deferred federal income tax liability                               (372,997)             (98,000)
   Increase in federal income taxes receivable                                      (26,706)             (35,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                     135,206            1,658,385

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (15,022,183)         (17,128,419)
Investments sold or matured                                                      12,497,966           15,170,175
Investment management fees                                                         (355,009)              (2,298)
Additions to real estate                                                           --                    (17,669)
Additions to property and equipment, net                                           --                     (5,071)
Other investing activities, net                                                      50,532              (15,645)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Investment Activities                                           (2,828,694)          (1,998,927)

Cash Flows from Financing Activities:
Policyholder deposits                                                               196,907              151,298
Policyholder withdrawals                                                           (462,085)            (416,291)
Payments on notes payable - bank                                                   (329,166)            (658,333)
Repurchase of common stock                                                         --                     (7,759)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                              (594,344)            (931,085)

------------------------------------------------------------------------ -------------------- --------------------
Net Decrease in Cash and Cash Equivalents                                        (3,287,832)          (1,271,627)
Cash and Cash Equivalents at Beginning of Period                                  8,588,896            6,699,171
------------------------------------------------------------------------ -------------------- --------------------
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                      $ 5,301,064          $ 5,427,544
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                 Citizens Financial Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q in conformity with accounting principles generally accepted in the United States. The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 2003 consolidated financial statements and footnotes included in the Company's annual report on Form 10-K.


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 2004 and 2003 are as follows:

                                            ----------------------------------
                                              Three Months Ended March 31,
                                            ----------------- ----------------
COMPREHENSIVE INCOME:                             2004             2003
------------------------------------------- ----------------- ----------------

  Net Loss                                    $   (109,611)     $   (333,318)
  Net unrealized gain on securities              1,371,504           418,234
------------------------------------------- ----------------- ----------------
  Comprehensive Income                        $  1,261,893      $     84,916
------------------------------------------- ----------------- ----------------


Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's derivatives outstanding at March 31, 2004 include approximately $192,000 of embedded options on convertible bonds and $(15,000) of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized gains or losses.


Note 4 - NET REALIZED INVESTMENT GAINS (LOSSES), NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $101,061 and $68,329 for the three months ended March 31, 2004 and 2003, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are included along with other net realized gains (losses). The Company also nets certain direct, incremental investment management fees against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains and losses total $45,900 and $21,030 for the three months ended March 31, 2004 and 2003, respectively.


Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the small life insurance company tax deduction and dividends-received tax deductions.

Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment, which are not aggressively marketed, include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of March 31, 2004 and 2003, and for the periods then ended is as follows:

                                             ----------------------------------
                                               Three Months Ended March 31,
                                             ----------------- ----------------
REVENUE:                                           2004             2003
-------------------------------------------- ----------------- ----------------

Home Service Life                               $ 2,241,596       $ 2,287,941
Broker Life                                       1,628,578         1,464,206
Preneed Life                                      2,357,982         4,141,607
Dental                                            2,188,638         2,147,260
Other Health                                        326,044           366,968
-------------------------------------------- ----------------- ----------------
Segment Totals                                    8,742,838        10,407,982
Realized investment gains (losses)                  228,186          (276,163)
-------------------------------------------- ----------------- ----------------
Total Revenue                                    $8,971,024       $10,131,819
-------------------------------------------- ----------------- ----------------

Below are the net investment income amounts that are included in the revenue totals above.

                                           ----------------------------------
                                             Three Months Ended March 31,
                                           ----------------- ----------------
INVESTMENT INCOME:                               2004             2003
------------------------------------------ ----------------- ----------------

  Home Service Life                          $    427,509      $    396,342
  Broker Life                                     563,873           541,107
  Preneed Life                                    604,179           409,834
  Dental                                            8,344             6,637
  Other Health                                     19,776            20,069
------------------------------------------ ----------------- ----------------
  Segment Totals                              $ 1,623,681       $ 1,373,989
------------------------------------------ ----------------- ----------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains (losses) and interest expense are excluded. A significant portion of the Company's realized investment gains (losses) are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $10,463,000 and $7,866,000 during the three months ended March 31, 2004 and 2003, respectively.

                                             ----------------------------------
                                               Three Months Ended March 31,
                                             ----------------- ----------------
SEGMENT PROFIT (LOSS):                             2004             2003
-------------------------------------------- ----------------- ----------------

  Home Service Life                            $   (117,112)      $   121,867
  Broker Life                                      (145,583)           65,209
  Preneed Life                                      (77,140)         (121,412)
  Dental                                             73,956           141,912
  Other Health                                      (17,578)         (245,523)
-------------------------------------------- ----------------- ----------------
  Segment Totals                                   (283,457)          (37,947)
  Realized investment gains (losses)                228,186          (276,163)
  Interest expense                                   90,588            92,208
-------------------------------------------- ----------------- ----------------
  Income (Loss) before Federal Income Tax        $ (145,859)       $ (406,318)
-------------------------------------------- ----------------- ----------------


Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

                                             -----------------------------------
                                                Three Months Ended March 31,
                                             ----------------- -----------------
DEPRECIATION AND AMORTIZATION:                     2004              2003
-------------------------------------------- ----------------- -----------------

  Home Service Life                               $ 133,960         $ 175,984
  Broker Life                                        83,205           199,537
  Preneed Life                                      229,405           318,675
  Dental                                             16,153            14,294
  Other Health                                       22,960            12,656
-------------------------------------------- ----------------- -----------------
  Segment Totals                                  $ 485,683         $ 721,146
-------------------------------------------- ----------------- -----------------


Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                              ----------------- ----------------
                                                 March 31,       December 31,
ASSETS:                                             2004             2003
--------------------------------------------- ----------------- ----------------

Home Service Life                               $ 41,969,753       $41,312,914
Broker Life                                       55,262,113        54,585,019
Preneed Life                                      60,665,385        60,100,723
Dental                                               694,430           930,279
Other Health                                       1,900,879         1,951,397
--------------------------------------------- ----------------- ----------------
Segment Totals                                  $160,492,560      $158,880,332
--------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION

United Liberty, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. Pre-trial discovery is continuing. United Liberty has filed a motion for summary judgment, which has been fully briefed and argued and awaits decision by the Court. At United Liberty's request, an initial mediation session has been completed and negotiations are continuing. As a pre-requisite for the mediation, United Liberty offered to settle the matter for payments over time, which would include attorneys' fees, and which would be contingent upon an exchange or reformation of the insurance policies currently owned by the members of the class. There has been no significant developments during the current quarter regarding this litigation. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any.

Citizens Security is defending an action in an Alabama state court brought by an alleged policyholder in which a former independent agent is also a defendant. The action has been pending since November, 2001. In broad summary, the original Complaint referred to the Company's alleged failure to pay a $30,000 death benefit under a life insurance policy but also alleged that the plaintiff incurred mental anguish as a consequence and sought damages in an unspecified amount. In March, 2004, the plaintiff filed an Amended Complaint that alleges, in broad summary, that the independent agent collected premium payments for the policy from the policyholder but failed to remit them to the Company and that these acts, in relation to the Company's failure to pay the death benefit and other circumstances, amounted to fraudulent conduct for which not only the independent agent but also the Company are liable. The Company has denied the material allegations of the Complaint and the Amended Complaint and will defend the action vigorously. Despite having been pending for some time, the case is in an early stage, with very little pre-trial discovery having been conducted to date, and none in relation to new issues raised by the Amended Complaint. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. The Company has recently become aware of other actions brought against the same independent agent and two other insurance companies in the same court by other plaintiffs in relation to insurance policies issued by the other companies and alleging similar misconduct by the independent agent. In at least one such other action, the jury returned very large verdict against the independent agent and the other insurer although the Company understands that the action was later settled for an undisclosed amount that though substantial is much less than the verdict amount.

In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claims liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.


Note 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effecive January 1, 2004, the Company adopted Statement of Position 03-1, "Accountng and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1)." The provisions of SOP 03-1 did not have a material impact on the Company's financial statements.

Part I;  Item 2 - Management's Discussion and Analysis

EXECUTIVE SUMMARY

The Company's management continuously monitors the performance and outlook of the Company by analyzing several indicators that they judge to be critical. Some, but not necessarily all, of the indicators of particular interest to management are:

         o  The general economic environment
         o  Trend of premium volume
         o  Lapse rates
         o  Mortality and morbidity rates
         o  Trend of general expense levels
         o  Asset and Capital and Surplus growth
         o  General interest rate movements
         o  Investment yields
         o Diversity (e.g. by industry) and mix (e.g. between fixed income securities and equity securities) of our portfolios
         o  Segment performance and trends

FINANCIAL POSITION. Shareholders' equity totaled approximately $22,100,000 and $20,833,000 at March 31, 2004 and December 31, 2003, respectively. These balances reflect an approximate 6.1% increase for the three months ended March 31, 2004. As described above, the comprehensive income totaled approximately $1,262,000 and $85,000 for the three months ended March 31, 2004 and 2003, respectively. A significant portion of the comprehensive income is attributable to changes in the value of the Company's fixed maturity and equity portfolios. Equity securities comprised approximately 10.1% and 7.1% of the Company's total assets as of March 31, 2004 and December 31, 2003, respectively. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions increased $4,802,000 on a cost basis and $4,888,000 on a market value basis, during the first three months of 2004. Fixed maturity portfolio positions decreased $1,467,000 on an amortized cost basis and increased $193,000 on a market value basis during the same period. This difference resulted primarily from some fixed maturity securities being called by the issuers and a slight increase in bond prices during the quarter. Cash and cash equivalent positions decreased approximately $3,288,000 during the quarter ended March 31, 2004.

Equity markets continue to be highly volatile and were slightly favorable in the first quarter of 2004, along with some continuing improvements in the first half of the second quarter. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. The significant decline in short-term rates has and, continues to adversely impact the Company's investment portfolio yield and operating earnings. The 2004 environment described continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company's 2003 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.


OPERATIONS. Net premiums and other considerations decreased approximately $1,905,000, or 21.2% during the first quarter of 2004 compared to the first quarter of 2003. Preneed Life premiums declined $1,914,000 or 51% as the result of the Company lowering crediting rates related to face amount growth, lowering commission rates and changing the focus of our marketing efforts in the second half of 2003. All other segments experienced only modest changes in premium from the first quarter of 2003. The Company is in the process of redirecting the focus of our marketing efforts to the Home Service, Broker and Dental segments in an effort to improve profitability in those segments.

Pretax loss decreased approximately $260,000 to $(146,000) for the three months ended March 31, 2004, primarily due to an increase in realized investment gains of $504,000 and an increase in net investment income of $250,000, offset by unfavorable Home Service Life and Broker Life mortality. General expenses decreased $62,000 for the quarter due to the implementation of various cost saving measures, although the Company is continuing to incur costs associated with outside consultants who were employed to review profitability of the Company's life products in the current interest rate environment and perform other actuarial calculations and analysis. Pretax Segment loss (excluding realized investment gains (losses) and interest expense) for the first three months of 2004 was approximately $283,000 compared to $38,000 for the first three months of 2003. This is primarily attributable to the factors described above relative to revenue changes. Below are the approximate, annualized pretax investment income and total return yields for the three months ended March 31, 2004 and 2003.

                                             ----------------- -----------------
Three Months Ended March 31                            2004              2003
-------------------------------------------- ----------------- -----------------

  Investment Income                              $ 1,623,681       $ 1,373,989
  Realized and Unrealized Gains (Losses)           1,599,688           380,874
-------------------------------------------- ----------------- -----------------
  Total Return                                   $ 3,223,369       $ 1,754,863
-------------------------------------------- ----------------- -----------------

  Average Cash and Investments                  $137,652,385      $127,140,985

  Investment Income Yield - Annualized                  4.72%             4.32%
  Total Return - Annualized                             9.37%             5.52%




CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $135,000 for the quarter ended March 31, 2004 compared to $1,658,000 for the same period in the prior year. The decrease in the positive cash flow is primarily attributable to the decline in Preneed Life business which was growing during the first quarter of 2003. The $2,829,000 of cash used by investing activities for the quarter ended March 31, 2004 resulted primarily from investing a large portion of cash held at the beginning of the quarter. The $594,000 of cash used in financing activities during the first quarter of 2004 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals. Due to continued earnings pressure from low yields on investments and cash equivalents and the declining Preneed premiums, the Company is completing a strategic review of its products and operations. A key element of this initiative is improving profitability of the Preneed, Home Service, and Broker Life segments by increasing premiums in the Home Service and Broker segments, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2004 debt obligations and, with other available assets, management believes it will be adequate to service debt obligations through 2005. The Company sold its interest in an aircraft to SMC Advisors Inc., a related entity, in April 2004, generating $971,000 in additional cash. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which could service debt obligations through the majority of 2007.


FORWARD-LOOKING INFORMATION.

All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

|X| the market value of the Company's investments, including stock market performance and prevailing interest rate levels;
|X| customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
|X| mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company's insurance products;
|X| regulatory changes or actions, including those relating to regulation of insurance products and insurance companies;
|X| ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
|X| general economic conditions and increasing competition which may affect the Company's ability to sell its products;
|X| the Company's ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
|X|      unanticipated adverse litigation outcomes; and
|X| changes in the Federal income tax laws and regulations that may affect the relative tax advantages of some of the Company's products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.


Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk


Quantitative and Qualitative Risk. The primary changes in quantitative market risks during the three months ended March 31, 2004 are discussed in Part I, Item 2 above.




Part I;  Item 4 - Controls and Procedures


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the past 90 days, the Company conducted an evaluation of its disclosure controls and procedures, with the supervision and participation of its Chief Executive Officer and Principal Financial Officer. The Company does not expect that its disclosure controls and procedures will prevent all error and fraud. Such a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must balance the constraint of prudent resource expenditure with a judgmental evaluation of risks and benefits. Based on this evaluation of disclosure controls and procedures, the Company's Chief Executive Officer and Principal Financial Officer have concluded that such controls and procedures provide reasonable assurance that material information required to be included in the Company's periodic SEC reports is made known on a timely basis to the Company's principal executive and financial officers.

CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or changes in other factors that could significantly affect these controls subsequent to their evaluation, nor has the Company implemented any corrective actions regarding significant deficiencies or material weaknesses in internal controls.

Part II - Other Information



Item 1.  Litigation

The Company's subsidiary, Citizens Security Life Insurance Company, is defending an action in the Circuit Court of Macon County, Alabama brought by an alleged policyholder in which a former independent agent is also a defendant. The action has been pending since November, 2001. In broad summary, the original Complaint referred to the Company's alleged failure to pay a $30,000 death benefit under a life insurance policy but also alleged that the plaintiff incurred mental anguish as a consequence and sought damages in an unspecified amount. In March, 2004, the plaintiff filed an Amended Complaint that alleges, in broad summary, that the independent agent collected premium payments for the policy from the policyholder but failed to remit them to the Company and that these acts, in relation to the Company's failure to pay the death benefit and other circumstances, amounted to fraudulent conduct for which not only the independent agent but also the Company are liable. The Company has denied the material allegations of the Complaint and the Amended Complaint and will defend the action vigorously. Despite having been pending for some time, the case is in an early stage, with very little pre-trial discovery having been conducted to date, and none in relation to new issues raised by the Amended Complaint. At this stage of the litigation, the Company is unable to determine whether an unfavorable outcome of the action is likely to occur or, alternatively, whether the chance of such an outcome is remote. Therefore, at this time, management has no basis for estimating potential losses, if any. The Company has recently become aware of other actions brought against the same independent agent and two other insurance companies in the same court by other plaintiffs in relation to insurance policies issued by the other companies and alleging similar misconduct by the independent agent. In at least one such other action, the jury returned very large verdict against the independent agent and the other insurer although the Company understands that the action was later settled for an undisclosed amount that though substantial is much less than the verdict amount.



Item 6.  Exhibits and Reports on Form 8-K.


a).  Exhibit 10.15:         Severance  Agreement and release  dated as of  April
                            15, 2004 between the Company and Lane A. Hersman
     Exhibit 11:            Statement re:  computation of per share earnings.
     Exhibit 31.1           Rule 13a-14(a)/15d-14(a)  Certification  --Principal
                            Executive Officer
     Exhibit 31.2           Rule  13a-14(a)/15d-14(a) Certification  --Principal
                            Financial Officer
     Exhibit 32.1           Section  1350  Certification  --Principal  Executive
                            Officer
     Exhibit 32.2           Section  1350  Certification  --Principal  Financial
                            Officer





b).  Reports on Form 8-K:   On  January 9,  2004 the  Company  filed  a Form 8-K
                            which noted that the Company completed the borrowing of $1,000,000 from the Company's Chairman at the greater of 6% annual interest or prime plus one percent.

                            On March 29, 2004 the Company filed a Form 8-K to furnish, pursuant to Item 12, a press release disclosing the Company's earnings for the year ended December 31, 2003.



                                                              SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CITIZENS FINANCIAL CORPORATION

                      BY:       /s/ Darrell R. Wells
                                ------------------------------------------------
                                Darrell R. Wells
                                President and Chief Executive Officer

                      BY:       /s/ Len E. Schweitzer
                                ------------------------------------------------
                                Len E. Schweitzer
                                Treasurer and Principal Financial Officer

Date:  May 14, 2004