Form 10-Q
period 2004-06-30
CITIZENS FINANCIAL CORP /KY/
filed 2004-08-11
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,677,628 as of August 10, 2004.

The date of this Report is August 11, 2004.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)




Six Months Ended June 30                                                               2004                 2003
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                           $ 14,900,716         $ 18,323,113
   Premiums ceded                                                                  (632,872)            (532,602)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        14,267,844           17,790,511

   Net investment income                                                          3,339,977            2,751,839

   Net realized investment gains (losses)                                           289,757             (164,728)

   Other income                                                                      95,351              112,076
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   17,992,929           20,489,698

Policy Benefits and Expenses:
   Policyholder benefits                                                         11,298,072           10,682,128
   Policyholder benefits ceded                                                     (541,006)            (555,852)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                               10,757,066           10,126,276

   Increase in net benefit reserves                                               1,237,438            3,956,813

   Interest credited on policyholder deposits                                       338,432              345,572

   Commissions                                                                    2,540,636            3,388,237

   General expenses                                                               3,764,740            3,425,195

   Interest expense                                                                 177,826              189,609

   Policy acquisition costs deferred                                               (634,455)          (1,137,316)
   Amortization of deferred policy acquisition costs
      and value of insurance acquired                                               806,132              989,370
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               18,987,815           21,283,756
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax                                                             (994,886)            (794,058)
Income tax benefit                                                                  (12,604)            (141,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $  (982,282)         $  (653,058)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss per Common Share, basic and diluted                                        $ (0.58)             $ (0.39)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

Part I - Financial Information;  Item 1 - Financial Statements


                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)




Three Months Ended June 30                                                             2004                 2003
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $ 7,506,098          $ 9,084,178
   Premiums ceded                                                                  (310,822)            (271,307)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         7,195,276            8,812,871

   Net investment income                                                          1,716,296            1,377,850

   Net realized investment gains                                                     61,571              111,435

   Other income                                                                      48,762               55,723
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                    9,021,905           10,357,879

Policy Benefits and Expenses:

   Policyholder benefits                                                          5,746,093            5,424,917
   Policyholder benefits ceded                                                     (273,574)            (321,841)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                5,472,519            5,103,076

   Increase in net benefit reserves                                                 788,757            2,274,626

   Interest credited on policyholder deposits                                       183,404              180,687

   Commissions                                                                    1,217,065            1,694,569

   General expenses                                                               2,014,904            1,613,123

   Interest expense                                                                  87,238               97,401

   Policy acquisition costs deferred                                               (285,687)            (557,774)
   Amortization of deferred policy acquisition costs
      and value of insurance acquired                                               392,736              339,911
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                                9,870,936           10,745,619
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax                                                             (849,031)            (387,740)
Income tax (benefit)                                                                 23,644              (68,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $  (872,675)         $  (319,740)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss per Common Share, basic and diluted                                        $ (0.52)             $ (0.19)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                     June 30,        December 31,
                                                                                         2004                2003
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)
Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $104,345,690
      and $104,768,393 in 2004 and 2003, respectively)                       $  104,147,222         $ 108,640,262
      Equity securities (cost of $13,481,909 and
      $8,061,783 in 2004 and 2003, respectively)                                 16,372,069            11,336,964

   Investment real estate                                                         3,067,389            3,162,223

   Policy loans                                                                   4,454,320            4,409,301

   Short-term investments                                                           642,748              642,748
------------------------------------------------------------------------ -------------------- --------------------

Total Investments                                                               128,683,748          128,191,498

Cash and cash equivalents                                                         3,741,831            8,588,896

Accrued investment income                                                         1,752,425            1,685,776

Reinsurance recoverable                                                           2,696,948            2,834,222

Premiums receivable                                                                 241,885              256,140

Property and equipment                                                            1,538,537            2,640,579

Deferred policy acquisition costs                                                10,471,919           10,325,660

Value of insurance acquired                                                       2,910,684            3,119,609

Goodwill                                                                            755,782              755,782

Federal income tax receivable                                                           ---              421,676

Other assets                                                                        232,118               60,494
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                  $ 153,025,877         $ 158,880,332
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.


                                            Citizens Financial Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Financial Condition




                                                                                    June 30,     December 31,
                                                                                        2004                 2003
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)
Liabilities:
Policy Liabilities:
   Future policy benefits                                                     $ 110,507,549      $ 109,383,695

   Policyholder deposits                                                         15,338,670         15,530,824

   Policy and contract claims                                                     1,781,614          1,663,249

   Unearned premiums                                                                258,153            249,572

   Other                                                                            228,149            310,464
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        128,114,135        127,137,804

Note payable - bank                                                               3,475,002          4,133,335

Note payable - related party                                                      3,000,000          3,000,000

Accrued expenses and other liabilities                                            1,356,512          1,805,934

Deferred federal income tax                                                          48,651          1,969,850
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               135,994,300        138,046,923

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,685,228 and 1,685,228 shares issued and outstanding
      in 2004 and 2003, respectively                                              1,685,228          1,685,228

   Additional paid-in capital                                                     7,170,321          7,170,321

   Accumulated other comprehensive income                                         1,775,939          4,595,473

   Retained earnings                                                              6,400,089          7,382,387
------------------------------------------------------------------------ -------------------- --------------------
Total Shareholders' Equity                                                       17,031,577         20,833,409
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                    $ 153,025,877      $ 158,880,332
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                                            Citizens Financial Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)




Six Months Ended June 30                                                               2004                  2003
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                       $   (982,282)        $   (653,058)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                   1,132,435            3,831,180

   Increase (decrease) in claim liabilities                                         118,365              (85,452)

   Decrease (increase) in reinsurance recoverable                                   137,274               (4,571)

   Interest credited on policyholder deposits                                       315,996              345,572

   Provision for amortization and depreciation, net of deferrals                    297,977              188,922
   Amortization of premium and accretion of discount on
      securities purchased, net                                                      14,044               60,313

   Net realized investment (gains) losses                                          (289,757)             164,728

   Increase in accrued investment income                                            (66,649)            (136,771)

   Change in other assets and liabilities                                          (644,459)             (20,630)

   Decrease (increase) in deferred federal income tax liability                       1,541             (141,000)

   Increase in federal income taxes receivable                                      (48,582)             (60,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by (used in) Operations                                           (14,097)           3,489,233

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (23,427,698)         (33,376,076)
Investments sold or matured                                                      19,016,146           31,113,919
Investment management fees                                                         (355,241)              (4,597)
Additions to real estate                                                                 --              (17,670)
(Additions) reductions to property and equipment, net                             1,012,810               (5,071)
Other investing activities, net                                                      87,497              (79,433)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Investment Activities                                           (3,666,486)          (2,368,928)

Cash Flows from Financing Activities:
Policyholder deposits                                                               276,968              308,623
Policyholder withdrawals                                                           (785,117)            (833,851)
Payments on notes payable - bank                                                   (658,333)            (987,500)
Repurchase of common stock                                                         --                     (7,759)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                            (1,166,482)          (1,520,487)

------------------------------------------------------------------------ -------------------- --------------------
Net Decrease in Cash and Cash Equivalents                                        (4,847,065)            (400,182)
Cash and Cash Equivalents at Beginning of Period                                  8,588,896            6,699,171
------------------------------------------------------------------------ -------------------- --------------------
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                       $3,741,831          $ 6,298,989
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


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of related tax, for the three and six month periods ended June 30, 2004 and 2003 are as follows:

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
COMPREHENSIVE INCOME:                                  2004            2003            2004            2003
------------------------------------------------- --------------- --------------- --------------- ---------------

  Net Loss                                        $    (872,675)  $    (319,740)  $    (982,282)  $   (653,058)

  Net unrealized gains (losses) on securities        (4,191,038)      2,420,849      (2,819,534)     2,839,083
------------------------------------------------- --------------- --------------- --------------- ---------------
  Comprehensive Income (Loss)                     $  (5,063,713)  $   2,101,109   $  (3,801,816)  $  2,186,025
------------------------------------------------- --------------- --------------- --------------- ---------------


Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's derivatives outstanding at June 30, 2004 include approximately $227,000 of embedded options on convertible bonds and $(90,000) of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized gains or losses.


Note 4 - NET REALIZED INVESTMENT GAINS (LOSSES), NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $101,000 and $135,000 for the six months ended June 30, 2004 and 2003, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are included along with other net realized gains (losses). Until the Company terminated its investment management agreements on January 31, 2004, the Company also netted certain direct, incremental investment management fees against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains and losses total $46,000 and $225,000 for the six months ended June 30, 2004 and 2003, respectively.


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

Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment, which are not aggressively marketed, include: group life, universal life, annuities and participating life coverages. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with coverages generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term coverages generally sold to small and intermediate size employer groups. Other Health products include various accident and health coverages sold to individuals and employer groups. Segment information as of June 30, 2004 and 2003, and for the periods then ended is as follows:

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
REVENUE:                                               2004            2003            2004            2003
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                  $ 2,345,217    $  2,259,771    $  4,586,813    $  4,547,712
  Broker Life                                          3,388,451       1,367,436       2,992,999       2,831,642
  Preneed Life                                           635,017       4,193,478       5,017,029       8,335,085
  Dental                                               2,318,403       2,090,956       4,507,041       4,238,216
  Other Health                                           273,246         334,803         599,290         701,771
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                       8,960,334      10,246,444      17,703,172      20,654,426
  Net realized investment gains (losses)                  61,571         111,435         289,757        (164,728)
------------------------------------------------- --------------- --------------- --------------- ---------------
  Total Revenue                                       $9,021,905    $ 10,357,879    $ 17,992,929    $ 20,489,698
------------------------------------------------- --------------- --------------- --------------- ---------------


Below are the net investment income amounts which are included in the revenue totals above.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
NET INVESTMENT INCOME:                                 2004            2003            2004            2003
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                 $    466,654      $  377,689     $   894,163      $  774,031
  Broker Life                                            643,110         511,544       1,206,983       1,052,651
  Preneed Life                                           576,522         466,522       1,180,701         876,356
  Dental                                                   9,354           5,096          17,698          11,733
  Other Health                                            20,656          16,999          40,432          37,068
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                     $ 1,716,296      $1,377,850     $ 3,339,977      $2,751,839
------------------------------------------------- --------------- --------------- --------------- ---------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains (losses) and interest expense are excluded. A significant portion of the Company's realized investment gains (losses) are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $11,964,000 and $9,066,000 during the six months ended June 30, 2004 and 2003, respectively.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
SEGMENT PROFIT (LOSS):                                 2004            2003            2004            2003
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                  $    55,612      $  (35,157)      $ (61,497)      $  86,710
  Broker Life                                           (321,048)       (240,873)       (466,630)       (175,664)
  Preneed Life                                          (213,085)       (257,999)       (290,225)       (379,411)
  Dental                                                (246,349)         63,984        (172,393)        205,896
  Other Health                                           (98,494)         68,271        (116,072)       (177,252)
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                        (823,364)       (401,774)     (1,106,817)       (439,721)

  Net realized investment gains (losses)                  61,571         111,435         289,757        (164,728)
  Interest expense                                        87,238          97,401         177,826         189,609
------------------------------------------------- --------------- --------------- --------------- ---------------
  Loss before Federal Income Tax                      $ (849,031)    $  (387,740)    $  (994,886)    $  (794,058)
------------------------------------------------- --------------- --------------- --------------- ---------------


Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

                                                  ------------------------------- -------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------- --------------- --------------- ---------------
DEPRECIATION AND AMORTIZATION:                         2004            2003            2004            2003
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                    $ 100,117      $  175,994       $ 234,077      $  351,978
  Broker Life                                            114,977          86,170         198,182         285,707
  Preneed Life                                           196,953         131,698         426,358         450,373
  Dental                                                  11,817          14,231          27,970          28,525
  Other Health                                            24,147           3,506          47,107          16,162
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                       $ 448,011      $  411,599       $ 933,694      $1,132,745
------------------------------------------------- --------------- --------------- --------------- ---------------

Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                              ----------------- ----------------
                                                  June 30,       December 31,
ASSETS:                                             2004             2003
--------------------------------------------- ----------------- ----------------

Home Service Life                               $ 40,146,974       $41,312,914
Broker Life                                       53,129,025        54,585,019
Preneed Life                                      57,200,594        60,100,723
Dental                                               816,325           930,279
Other Health                                       1,732,959         1,951,397
--------------------------------------------- ----------------- ----------------
Segment Totals                                  $153,025,877      $158,880,332
--------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION

United Liberty, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders in 2000. The Complaint refers to a particular class of life insurance policies that United Liberty issued over a period of years ending around 1971. It alleges that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the required amount. It does not specify the amount of the alleged underpayment but implies a maximum of about $850,000. The plaintiffs also allege that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty has denied the material allegations of the Complaint and is defending the action vigorously. United Liberty has filed a motion for summary judgment, which has been fully briefed and argued and awaits decision by the Court. Efforts to settle the action, including mediation, have not been successful. The Company expects that the Court will decide pending motions in the third quarter, which may dispose of all issues in the case or set the stage for trial. At this stage, the Company remains unable to determine whether an unfavorable outcome of this action is likely to occur or whether the chance of such an outcome is remote and therefore does not have a basis for estimating the potential loss, if any, that may ultimately result.

Since 2001, Citizens Security has been defending an action in an Alabama state court brought by an alleged policyholder in which a former independent agent is also a defendant. The action was described in Note 7 to Part I, Item 1, of the Company's Form 10-Q for the quarterly period ended March 31, 2004. The parties settled this action in early August 2004. For strategic reasons related to other potential claims, the Company has not disclosed the specific amount paid in settlement. It is included under "Policyholder benefits" in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 in "Policy and contract claims" in the Condensed Consolidated Statement of Financial Condition.

In addition, the Company is party to other legal, actions in the normal course of business. Management believes that recorded claims liabilities are adequate to ensure that these other actions will be resolved without material financial impact on the Company.


Note 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2004, the Company adopted Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1)." The provisions of SOP 03-1 did not have a material impact on the Company's financial statements.

Part I;  Item 2 - Management's Discussion and Analysis

EXECUTIVE SUMMARY

The Company's management continuously monitors the performance and outlook of the Company by analyzing several indicators that they judge to be critical. Some, but not necessarily all, of the indicators of particular interest to management are:

         o  The general economic environment
         o  Trend of premium volume
         o  Lapse rates
         o  Mortality and morbidity rates
         o  Trend of general expense levels
         o  Asset and Shareholders' Equity growth
         o  General interest rate movements
         o  Investment yields
         o Diversity (e.g. by industry) and mix (e.g. between fixed income securities and equity securities) of our portfolios
         o  Segment performance and trends

OPERATIONS. Net premiums and other considerations decreased approximately $1,618,000, or 18.4% during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 and decreased approximately $3,523,000 for the first six months of 2004 compared to the first six months of 2003. Below is a summary of net premiums earned by segment, for the three and six month periods ended June 30, 2004, along with the change from the same periods of 2003.

                                      ------------------------------ -------------------------------
                                       Three Months Ended June 30,     Six Months Ended June 30,
                                      -------------- --------------- --------------- ---------------
NET PREMIUMS EARNED                       Total          Change          Total           Change
------------------------------------- -------------- --------------- --------------- ---------------
  Home Service Life                     $ 1,865,307      $   (1,507)    $ 3,667,124     $   (75,033)

  Broker Life                               730,065        (105,148)      1,778,591          42,472

  Preneed Life                            2,039,119      (1,668,954)      3,775,586      (3,647,451)

  Dental                                  2,308,784         223,130       4,488,839         262,834

  Other Health                              252,001         (65,116)        557,704        (105,489)
------------------------------------- -------------- --------------- --------------- ---------------

  Segment Totals                        $ 7,195,276    $ (1,617,595)    $14,267,844     $(3,522,667)
------------------------------------- -------------- --------------- --------------- ---------------

Preneed Life premiums declined $3,647,000 or 49% during the first half of 2004 compared to the same period in 2003 as the result of the Company lowering crediting rates related to face amount growth, lowering commission rates and changing the focus of our marketing efforts in the second half of 2003. The Company is in the process of redirecting the focus of our marketing efforts to the Home Service, Broker and Dental segments in an effort to improve profitability in those segments. During 2004, Dental premiums were favorably impacted by additional broker relationships, increasing participation of certain groups and normal inflationary premium increases. The Other Health segment products are not being actively marketed. All other segments experienced only modest changes in premium from the first half of 2003.

The increase in net benefit reserves decreased $2,700,000 or 69% during the first half of 2004 compared to the same period in 2003 primarily due to the decrease in Preneed policies issued and in force during the period. The decrease in net benefit reserves in the second quarter was $1,486,000 or 65% compared to the second quarter of 2003.

Pretax loss increased approximately $201,000 to $995,000 for the six months ended June 30, 2004, primarily due to unfavorable mortality and Dental morbidity rates, settlement of a lawsuit and increased general expenses, partially offset by an increase in realized investment gains of $454,000 and an increase in net investment income of $588,000. Net investment income increased 21% for the first half of 2004 compared to the same period of 2003, in spite of a decline in invested assets, due to a decrease in cash and cash equivalents and an increased yield on the Company's fixed maturities portfolio resulting from investing in longer term fixed maturity securities. Net realized investment gains increased to $290,000 for the first six months of 2004 from net investment losses of $165,000 for the same period in 2003, as the Company took advantage of the stronger equities markes of the past twelve months. Net benefits increased $631,000 or 6% during the first six months of 2004 from the same period in 2003 due primarily to adverse mortality rates in Broker and the Preneed segments along with adverse morbidity in the Dental segment. Commissions decreased $848,000 or 25% for the six months ended June 30, 2004 compared to the same period in 2003 due to a lowering in commission rates in the second half of 2003 on the Preneed premium and the decrease in that premium. General expenses increased $340,000, or 9.9% for the first half of 2004 due to the Company continuing to incur costs associated with outside consultants who were employed to review profitability of the Company's life products in the current interest rate environment and perform other actuarial calculations and analysis, the cost of a severance agreement settlement and the costs of a market conduct examination conducted by the Office of Insurance of the Company's domiciliary state. Policy acquisition costs deferred decreased $503,000 or 44% for the six months ended June 30, 2004 compared to the same period in 2003 principally due to the substantial decline in first year Preneed premiums during the same period. Pretax Segment loss (excluding realized investment gains (losses) and interest expense) for the first six months of 2004 was approximately $1,107,000 compared to $440,000 for the first six months of 2003. This is primarily attributable to the factors described above relative to revenue changes, mortality and morbidity rates, increased general expenses and the settlement of one of the lawsuits discussed in Note 7 to the Condensed Consolidated Financial Statements. Below are the approximate, annualized pretax investment income and total return yields for the six months ended June 30, 2004 and 2003.

                                             ----------------- -----------------
Six Months Ended June 30                               2004              2003
-------------------------------------------- ----------------- -----------------

  Investment Income                              $ 3,339,977       $ 2,751,831
  Realized and Unrealized Gains (Losses)          (4,165,601)        4,276,072
-------------------------------------------- ----------------- -----------------
  Total Return                                    $( 825,624)      $ 7,027,911
-------------------------------------------- ----------------- -----------------

  Average Cash and Investments                  $136,572,241      $128,685,929

  Investment Income Yield - Annualized                  4.89%             4.28%
  Total Return - Annualized                            (1.21)%           10.92%

The income tax benefit of $13,000 is at a lower effective rate on the pretax operating loss, excluding net realized investment gains, (1.0%) than the full year rate for 2003 of 5.2% due to the Company not having any ability to carry back any additional net operating losses for tax purposes and management's judgment that it is not likely the full tax benefit will be realized in the foreseeable future.

FINANCIAL POSITION. Shareholders' equity totaled approximately $17,032,000 and $20,833,000 at June 30, 2004 and December 31, 2003, respectively. These balances reflect an approximate 18.2% decrease for the six months ended June 30, 2004. As described above, the comprehensive income (loss) totaled approximately $(3,802,000) and $2,186,000 for the six months ended June 30, 2004 and 2003, respectively. A significant portion of the comprehensive income (loss) is attributable to changes in the value of the Company's fixed maturity and equity portfolios. Equity securities comprised approximately 10.7% and 7.1% of the Company's total assets as of June 30, 2004 and December 31, 2003, respectively. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions increased $5,420,000 on a cost basis and $5,035,000 on a market value basis, during the first six months of 2004. Fixed maturity portfolio positions decreased $423,000 on an amortized cost basis and $4,493,000 on a market value basis during the same period. This difference resulted primarily from a significant decrease in bond prices during the period. Cash and cash equivalent positions decreased approximately $1,559,000 during the quarter ended June 30, 2004.

Equity markets continue to be highly volatile and were unfavorable in the second quarter of 2004. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. The significant decline in short-term rates continues to adversely impact the Company's investment portfolio yield and operating earnings. The 2004 environment described continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company's 2003 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $(14,000) for the six months ended June 30, 2004 compared to $3,489,000 for the same period in the prior year. The decrease in the positive cash flow is primarily attributable to the decline in Preneed Life business which was growing during the second quarter of 2003 and adverse mortality and morbidity rates. The $3,666,000 of cash used in investing activities for the six months ended June 30, 2004 resulted primarily from investing a large portion of cash held at the beginning of the year, partially offset by proceeds from the sale of the Company's interest in an aircraft. The $1,166,000 of cash used in financing activities during the first six months of 2004 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals. Due to continued earnings pressure from low yields on investments and cash equivalents and the declining Preneed premiums, the Company is completing a strategic review of its products and operations. A key element of this initiative is improving profitability of the Preneed, Home Service, and Broker Life segments by increasing premiums in the Home Service and Broker segments, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2004 debt obligations and, with other available assets, management believes it will be adequate to service debt obligations through 2005. The Company sold its interest in an aircraft to SMC Advisors Inc., a related entity, in April 2004, generating $971,000 in additional cash. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which could service debt obligations through the majority of 2007. For the quarter ended June 30, 2004, the Company did not meet one of its bank debt covenants (debt to earnings ratio), however the lender has waived this violation for the quarter and for several previous quarters. In return for the waiver the Company's Chairman has personally guaranteed the outstanding bank debt.


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

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk


Quantitative and Qualitative Risk. The primary changes in quantitative market risks during the six months ended June 30, 2004 are discussed in Part I, Item 2 above.






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

Part II - Other Information



Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2004 annual meeting of shareholders of the Company was held on June 30, 2004. At the meeting, five incumbent directors were re-elected and one new director was elected to serve until the 2005 annual meeting of shareholders. The names of the directors and shares of the Company's Class A Stock voted for each were as follows:

Candidate                                       Votes
-------------------------------------      -----------------

John H. Harralson, Jr.                         1,365,211
Frank T. Kiley                                 1,358,826
George A. Turk *                               1,354,973
Thomas G. Ward                                 1,368,211
Darrell R. Wells                               1,365,711
Margaret A. Wells                              1,365,511
* new director


Item 6.  Exhibits and Reports on Form 8-K.



         a).    Exhibit 10.16           Form   of   Indemnification    Agreement
                                        between the Company and its Directors, Executive Officers and Certain Other
                                        Officers
                Exhibit 10.17           Aircraft Interest Purchase Agreement
                Exhibit 11              Statement  re: computation  of per share
                                        earnings.
                Exhibit 31.1            Rule  13a-14(a)/15d-14(a)  Certification
                                        --Principal Executive Officer
                Exhibit 31.2            Rule  13a-14(a)/15d-14(a)  Certification
                                        --Principal Financial Officer
                Exhibit 32.1            Section  1350 Certification  --Principal
                                        Executive Officer
                Exhibit 32.2            Section  1350 Certification  --Principal
                                        Financial Officer

          b).  Reports on Form 8-K:     On May 17, 2004 the Company filed a Form
                                        8-K to furnish, pursuant to Item 12, a press release disclosing the Company's earnings for the first quarter of 2004.

                                        On July 1, 2004 the Company filed a Form
                                        8-K to furnish, pursuant to Item 12, remarks by the Company's Chief Executive Officer at the Company's 2004 Annual Meeting.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CITIZENS FINANCIAL CORPORATION

                                BY:    /s/ Darrell R. Wells
                                       -----------------------------------------
                                       Darrell R. Wells
                                       President and Chief Executive Officer
                                BY:    /s/ Len E. Schweitzer
                                       -----------------------------------------
                                       Len E. Schweitzer
                                       Treasurer and Principal Financial Officer

Date:  August 11, 2004