Form 10-Q
period 2004-09-30
CITIZENS FINANCIAL CORP /KY/
filed 2004-11-09
CIK 887136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Stock - 1,671,628 as of November 5, 2004.

The date of this Report is November 9, 2004.

================================================================================

Part I - Financial Information;  Item 1 - Financial Statements


                                 Citizens Financial Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)




Nine Months Ended September 30                                                         2004                 2003
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                           $ 22,262,399         $ 27,088,830
   Premiums ceded                                                                  (934,239)            (826,587)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                        21,328,160           26,262,243

   Net investment income                                                          5,091,174            4,332,680

   Net realized investment gains                                                  1,203,866              760,829

   Other income                                                                     123,548              158,832
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                   27,746,748           31,514,584

Policy Benefits and Expenses:
   Policyholder benefits                                                         17,440,821           15,965,187
   Policyholder benefits ceded                                                     (810,063)            (766,275)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                               16,630,758           15,198,912

   Increase in net benefit reserves                                               1,232,877            5,979,186

   Interest credited on policyholder deposits                                       485,207              522,627

   Commissions                                                                    3,677,250            4,999,926

   General expenses                                                               5,863,013            5,217,787

   Interest expense                                                                 265,768              279,677
   Policy acquisition costs deferred                                               (936,598)          (1,623,450)
   Amortization of deferred policy acquisition costs
      and value of insurance acquired                                             1,364,772            1,461,102
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                               28,583,047           32,035,767
------------------------------------------------------------------------ -------------------- --------------------
Loss before income tax                                                             (836,299)            (521,183)
Income tax (benefit)                                                                     --             (121,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Loss                                                                        $  (836,299)         $  (400,183)
------------------------------------------------------------------------ -------------------- --------------------

Net Loss per Common Share, basic and diluted                                        $ (0.50)             $ (0.24)
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

Part I - Financial Information;  Item 1 - Financial Statements


                                 Citizens Financial Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)




Three Months Ended September 30                                                        2004                 2003
------------------------------------------------------------------------ -------------------- --------------------
Revenues:
   Premiums and other considerations                                            $ 7,361,683          $ 8,765,717
   Premiums ceded                                                                  (301,367)            (293,985)
------------------------------------------------------------------------ -------------------- --------------------
      Net premiums earned                                                         7,060,316            8,471,732

   Net investment income                                                          1,751,197            1,580,841

   Net realized investment gains                                                    914,109              925,557

   Other income                                                                      28,197               46,756
------------------------------------------------------------------------ -------------------- --------------------
Total Revenues                                                                    9,753,819           11,024,886

Policy Benefits and Expenses:

   Policyholder benefits                                                          6,142,749            5,283,059
   Policyholder benefits ceded                                                     (269,057)            (210,423)
------------------------------------------------------------------------ -------------------- --------------------
      Net benefits                                                                5,873,692            5,072,636

   Increase (decrease) in net benefit reserves                                       (4,561)           2,022,373

   Interest credited on policyholder deposits                                       146,775              177,055

   Commissions                                                                    1,136,614            1,611,689

   General expenses                                                               2,098,273            1,792,592

   Interest expense                                                                  87,942               90,068
   Policy acquisition costs deferred                                               (302,143)            (486,134)
   Amortization of deferred policy acquisition costs
      and value of insurance acquired                                               558,640              471,732
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Benefits and Expenses                                                9,595,232           10,752,011
------------------------------------------------------------------------ -------------------- --------------------
Income before income tax                                                            158,587              272,875

Income tax (benefit)                                                                 12,604              (20,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Income                                                                        $ 145,983           $  252,875
------------------------------------------------------------------------ -------------------- --------------------

Net Income per Common Share, basic and diluted                                       $ 0.09               $ 0.15
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                                 Citizens Financial Corporation and Subsidiaries
                            Condensed Consolidated Statements of Financial Condition




                                                                                September 30,        December 31,
                                                                                         2004                2003
------------------------------------------------------------------------ -------------------- --------------------
ASSETS                                                                             (Unaudited)
Investments:
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $100,629,443
      and $104,768,393 in 2004 and 2003, respectively)                       $  103,668,849         $ 108,640,262
      Equity securities (cost of $10,550,565 and
      $8,061,783 in 2004 and 2003, respectively)                                 12,326,634            11,336,964

   Investment real estate                                                         3,091,654             3,162,223

   Policy loans                                                                   4,520,744             4,409,301

   Short-term investments                                                           642,747               642,748
------------------------------------------------------------------------ -------------------- --------------------
Total Investments                                                               124,250,628           128,191,498

Cash and cash equivalents                                                        11,182,790             8,588,896

Accrued investment income                                                         1,619,315             1,685,776

Reinsurance recoverable                                                           2,562,003             2,834,222

Premiums receivable                                                                 445,172               256,140

Property and equipment                                                            1,585,747             2,640,579

Deferred policy acquisition costs                                                10,241,786            10,325,660

Value of insurance acquired                                                       2,805,013             3,119,609

Goodwill                                                                            755,782               755,782

Federal income tax receivable                                                             -               421,676

Other assets                                                                        361,118                60,494
------------------------------------------------------------------------ -------------------- --------------------
Total Assets                                                                 $  155,809,354         $ 158,880,332
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                                 Citizens Financial Corporation and Subsidiaries
                            Condensed Consolidated Statements of Financial Condition




                                                                               September 30,     December 31,
                                                                                        2004                 2003
------------------------------------------------------------------------ -------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Liabilities:
Policy Liabilities:
   Future policy benefits                                                     $ 110,578,081        $  109,383,695

   Policyholder deposits                                                         15,346,345            15,530,824

   Policy and contract claims                                                     1,645,649             1,663,249

   Unearned premiums                                                                240,584               249,572

   Other                                                                            226,942               310,464
------------------------------------------------------------------------ -------------------- --------------------
Total Policy Liabilities                                                        128,037,601           127,137,804

Note payable - bank                                                               3,145,835             4,133,335

Note payable - related party                                                      3,000,000             3,000,000

Accrued expenses and other liabilities                                            2,444,868             1,805,934

Deferred federal income tax                                                         746,991             1,969,850
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities                                                               137,375,295           138,046,923

Commitments and Contingencies

Shareholders' Equity:
   Common stock, 6,000,000 shares authorized;
      1,677,628 and 1,685,228 shares issued and outstanding
      in 2004 and 2003, respectively                                              1,677,628             1,685,228

   Additional paid-in capital                                                     7,120,921             7,170,321

   Accumulated other comprehensive income                                         3,089,428             4,595,473

   Retained earnings                                                              6,546,082             7,382,387
------------------------------------------------------------------------ -------------------- --------------------

Total Shareholders' Equity                                                       18,434,059            20,833,409
------------------------------------------------------------------------ -------------------- --------------------
Total Liabilities and Shareholders' Equity                                   $  155,809,354         $ 158,880,332
------------------------------------------------------------------------ -------------------- --------------------

See Notes to Condensed Consolidated Financial Statements.

                                 Citizens Financial Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)




Nine Months Ended September 30                                                         2004                  2003
------------------------------------------------------------------------ -------------------- --------------------

Cash Flows from Operations:
Net loss                                                                       $   (836,299)        $   (400,183)
Adjustments to reconcile net loss to cash from operations:
   Increase in benefit reserves                                                   1,185,398            5,824,530

   Decrease in claim liabilities                                                    (17,600)            (219,469)

   Decrease in reinsurance recoverable                                              272,219              280,730

   Interest credited on policyholder deposits                                       415,676              522,627

   Provision for amortization and depreciation, net of deferrals                    608,594               59,851
   Amortization of premium and accretion of discount on
      securities purchased, net                                                     (22,802)              63,281

   Net realized investment gains                                                 (1,203,866)            (760,829)

   (Increase) decrease in accrued investment income                                  66,461              (97,524)

   Change in other assets and liabilities                                           290,939               66,404

   Decrease (increase) in deferred federal income tax liability                       1,541             (121,000)

   Increase in federal income taxes receivable                                     (154,749)             (60,000)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by Operations                                                     605,512            5,158,418

Cash Flows from Investment Activities:
Cost of securities acquired                                                     (35,273,943)         (61,311,997)
Investments sold or matured                                                      38,351,808           55,699,136
Investment management fees                                                         (355,241)             (12,552)

Additions to real estate                                                            (74,522)             (26,529)
(Additions) reductions to property and equipment, net                               975,063              (12,195)

Other investing activities, net                                                       9,872             (101,172)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash provided by (used in) Investment Activities                              3,633,037           (5,765,309)

Cash Flows from Financing Activities:
Policyholder deposits                                                               464,466              417,888
Policyholder withdrawals                                                         (1,064,621)          (1,178,146)
Payments on notes payable - bank                                                   (987,500)          (1,316,666)

Repurchase of common stock                                                          (57,000)              (7,759)
------------------------------------------------------------------------ -------------------- --------------------
Net Cash used in Financing Activities                                            (1,644,655)          (2,084,683)

------------------------------------------------------------------------ -------------------- --------------------
Net Increase (Decrease) in Cash and Cash Equivalents                              2,593,894           (2,691,574)
Cash and Cash Equivalents at Beginning of Period                                  8,588,896            6,699,171
------------------------------------------------------------------------ -------------------- --------------------
------------------------------------------------------------------------ -------------------- --------------------
Cash and Cash Equivalents at End of Period                                      $11,182,790          $ 4,007,597
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


Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

                                            ---------------------------------- ----------------------------------
                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            ----------------- ---------------- ----------------- ----------------
COMPREHENSIVE INCOME:                             2004             2003              2004             2003
------------------------------------------- ----------------- ---------------- ----------------- ----------------
 Net Income (Loss)                              $   145,983      $  252,875       $  (836,299)       $ (400,183)
  Net   unrealized   gains   (losses)   on
securities                                        1,313,490        (526,373)       (1,506,044)        2,312,710
------------------------------------------- ----------------- ---------------- ----------------- ----------------
  Comprehensive Income (Loss)                   $ 1,459,473      $ (273,498)      $(2,342,343)       $1,912,527
------------------------------------------- ----------------- ---------------- ----------------- ----------------



Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's derivatives outstanding at September 30, 2004 include approximately $237,000 of embedded options on convertible bonds and $43,000 of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized gains or losses.


Note 4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying value of available for sale securities totaling $754,000 and $135,000 for the nine months ended September 30, 2004 and 2003, respectively, relating to declines in value which were considered by management to be other than temporary. These amounts are included along with other net realized gains. Until the Company terminated its investment management agreements on January 31, 2004, the Company also netted certain direct, incremental investment management fees against net realized investment gains presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains total $46,000 and $236,000 for the nine months ended September 30, 2004 and 2003, respectively.


Note 5 - INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate differs from the statutory tax rate of 34% primarily due to the small life insurance company tax deduction and dividends-received tax deductions.

Part I; Item 1  (continued)


The Company has recorded no tax benefit for the nine months ended September 30, 2004 due to the inability to carry back any additional net operating losses for tax purposes and management's judgment that it is not likely the full tax benefit will be realized in the foreseeable future.


Note 6 - SEGMENT INFORMATION

The Company's operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in this segment, which are not aggressively marketed, include: group life, universal life, annuities and participating life policies. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with face values generally in amounts of $10,000 and less. These policies are generally sold to older individuals at increased premium rates. Dental products are term policies generally sold to small and intermediate size employer groups. Other Health products include various accident and health policies sold to individuals and employer groups. Segment information as of September 30, 2004 and 2003, and for the periods then ended is as follows:

                                            ---------------------------------- ----------------------------------
                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            ------------------ --------------- ---------------- -----------------
REVENUE:                                          2004              2003            2004              2003
------------------------------------------- ------------------ --------------- ---------------- -----------------

  Home Service Life                            $ 2,258,087       $  2,267,969    $  6,843,235     $  6,815,681
  Broker Life                                    1,438,001          1,485,946       4,432,764        4,317,588
  Preneed Life                                   2,425,517          3,953,455       7,442,557       12,288,540
  Dental                                         2,460,382          2,052,254       6,967,390        6,290,470
  Other Health                                     257,723            339,705         856,937        1,041,476
------------------------------------------- ------------------ --------------- ---------------- -----------------
  Segment Totals                                 8,839,710         10,099,329      26,542,882       30,753,755
  Net realized investment gains (losses)           914,109            925,557       1,203,866          760,829
------------------------------------------- ------------------ --------------- ---------------- -----------------
  Total Revenue                                 $9,753,819       $ 11,024,886    $ 27,746,748     $ 31,514,584
------------------------------------------- ------------------ --------------- ---------------- -----------------


Below are the net investment income amounts which are included in the revenue totals above.

                                            ---------------------------------- ----------------------------------
                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            ----------------- ---------------- ----------------- ----------------
NET INVESTMENT INCOME:                            2004             2003              2004             2003
------------------------------------------- ----------------- ---------------- ----------------- ----------------

  Home Service Life                           $    482,579        $  434,121      $ 1,376,742        $ 1,208,152
  Broker Life                                      606,476           580,429        1,813,459          1,633,080
  Preneed Life                                     630,611           537,241        1,811,312          1,413,597
  Dental                                            10,347             7,047           28,045             18,780
  Other Health                                      21,184            22,003           61,616             59,071
------------------------------------------- ----------------- ---------------- ------------------ ---------------
  Segment Totals                               $ 1,751,197        $1,580,841      $ 5,091,174         $4,332,680
------------------------------------------- ----------------- ---------------- ------------------ ---------------

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, except net realized investment gains and interest expense are excluded. A significant portion of the Company's realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $12,011,000 and $9,941,000 during the nine months ended September 30, 2004 and 2003, respectively.

                                             ---------------------------------- ---------------------------------
                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                             ----------------- ---------------- ---------------- ----------------
SEGMENT PROFIT (LOSS):                             2004             2003             2004             2003
-------------------------------------------- ----------------- ---------------- ---------------- ----------------

  Home Service Life                             $    69,150       $  (122,951)  $        7,653     $    (36,241)
  Broker Life                                       (40,954)         (312,089)        (507,584)        (487,753)
  Preneed Life                                     (442,352)          (59,469)        (732,577)        (438,880)
  Dental                                           (103,444)          (10,726)        (275,837)         195,170
  Other Health                                     (149,980)          (57,379)        (266,052)        (234,631)
-------------------------------------------- ----------------- ---------------- ---------------- ----------------
  Segment Totals                                   (667,580)         (562,614)      (1,774,397)      (1,002,335)

  Net realized investment gains                     914,109           925,557        1,203,866          760,829
  Interest expense                                   87,942            90,068          265,768          279,677
-------------------------------------------- ----------------- ---------------- ---------------- ----------------
  Profit (Loss) before Federal Income Tax         $ 158,587        $  272,875      $  (836,299)     $  (521,183)
-------------------------------------------- ----------------- ---------------- ---------------- ----------------


Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

                                                  ------------------------------- -------------------------------
                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                  --------------- --------------- --------------- ---------------
DEPRECIATION AND AMORTIZATION:                         2004            2003            2004            2003
------------------------------------------------- --------------- --------------- --------------- ---------------

  Home Service Life                                    $ 262,179      $  196,679      $  496,256      $  548,657
  Broker Life                                            105,418         182,691         303,600         468,398
  Preneed Life                                           226,266         147,511         652,624         597,884
  Dental                                                   9,723          15,759          37,694          44,284
  Other Health                                            11,152           7,918          58,259          24,080
------------------------------------------------- --------------- --------------- --------------- ---------------
  Segment Totals                                       $ 614,738      $  550,558      $1,548,433      $1,683,303
------------------------------------------------- --------------- --------------- --------------- ---------------

Segment asset totals are determined based on policy liabilities outstanding in each segment.

                                              ----------------- ----------------
                                               September 30,     December 31,
ASSETS:                                             2004             2003
--------------------------------------------- ----------------- ----------------

Home Service Life                               $ 41,088,897       $41,312,914
Broker Life                                       53,477,111        54,585,019
Preneed Life                                      58,553,630        60,100,723
Dental                                               906,899           930,279
Other Health                                       1,782,817         1,951,397
--------------------------------------------- ----------------- ----------------
Segment Totals                                  $155,809,354      $158,880,332
--------------------------------------------- ----------------- ----------------

Note 7 - LITIGATION

United Liberty Life Insurance Company, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders in 2000. The Complaint referred to a class of life insurance policies, including related certificates of participation, that United Liberty issued over a period of years ending around 1971 (known as "Five Star Policies"). It alleged that United Liberty's dividend payments on these policies from 1993 through 1999 were less than the amounts required by the certificates of participation. It did not specify the amount of the alleged underpayment but implied a maximum of about $850,000. The plaintiffs also alleged that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty denied the material allegations of the Complaint and has defended the action vigorously.

As a result of a provisional settlement agreement dated October 8, 2004 that would apply to all holders of the Five Star policies wherever they reside, the Company has recognized as of September 30, 2004 an obligation for future payments to the policyholders and their attorneys totaling $825,000. The terms of the settlement agreement are subject to the approval of the court in which the action is pending. The court has scheduled a hearing on the issue of approval for January 24, 2005, following notice to members of the class, who will be afforded the opportunity to argue in support of or opposition to the settlement agreement. Accordingly, this description is subject to change depending upon the outcome of the January hearing.

The $825,000 obligation for future payments consist of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys' fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class.

The $500,000 portion is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in three annual installments beginning within 60 days after the time within which any appeal may be taken from the trial court's approval of the settlement agreement has expired. The Company currently projects the first payment date to be around April 30, 2005 (the "Initial Payment Date"). The attorneys' fees and incentive award are also payable by the Initial Payment Date.

The Company has reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 the $500,000 portion of the amount payable for dividends in "Policy Benefits and Expenses", and the $325,000 for attorneys' fees and incentive award in "General expenses". The total amount payable of $825,000 is reflected in the Condensed Consolidated Statement of Financial Position as of September 30, 2004 in "Accrued expenses and other liabilities". The Settlement Agreement also provides that the Company will have no further obligation to pay dividends on the Five Star Policies of the kind that gave rise to the litigation. This change permitted the Company to reduce the reserves it will be required to maintain for the Five Star Policies to the extent they remain in force by the $500,000 settlement amount for dividends. This reduction in reserves is reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 in "Policyholder benefits", and in the Condensed Consolidated Statement of Financial Position as of September 30, 2004 in "Future policy benefits".

In 2001, Citizens Security was named a co-defendant in an action in an Alabama state court brought by an alleged policyholder in which a former independent agent was also named a defendant. The action was described in or referred to in
Part I, Item 1, of the Company's Form 10-Qs for the quarterly periods ended March 31 and June 30, 2004. This action was dismissed by agreement of the parties on August 12, 2004 and the Company paid an amount in complete settlement of all claims. This amount is included in "Policyholder benefits" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004.

In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claims liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.






Part I; Item 1  (continued)


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

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, many of which are seeking to exploit recent technology advancements. The majority of these are publicly traded and many have experienced volatile market prices. We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. These evaluations involve significant judgment. Our evaluation consists of a review of qualitative and quantitative factors, including analysis of the Company's competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. Declines in fair values of securities deemed to be temporary and which the Company has the ability and intent to hold until recovery are included as an unrealized loss in shareholders' equity. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

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

DAC is also subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized DAC balance to be amortized in the future. The present value of these cash flows, less the benefit reserve, is compared with the unamortized DAC balance and if the DAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DAC see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company's Form 10-Q/A for December 31, 2003.

Goodwill and Intangible Impairment. The balance of our goodwill and value of insurance acquired (VIF) was $3.6 million at September 30, 2004. The recovery of these assets is dependent on the fair value of the business to which they relate. Effective in 2002, pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"), goodwill is no longer amortized but is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2004 and 2003, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

Policy Liabilities and Policy Intangible Assets. Establishing policy liabilities for the Company's long-duration insurance contracts requires making many assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, any such difference would be recognized in the current year's Consolidated Statement of Operations.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for the valuation allowance, the Company has not assumed future taxable income. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period such determination was made.

Litigation. As further described in Note 7 of the Notes to Consolidated Financial Statements, United Liberty has been a party to an outstanding lawsuit concerning payment of policyholder dividends. The parties have reached a provisional settlement agreement dated October 8, 2004. As described in Note 7, the Company has recorded the financial impact of the agreement as of September 30, 2004.










OPERATIONS. Net premiums and other considerations decreased approximately $1,411,000, or 16.7% during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and decreased approximately $4,934,000 for the first nine months of 2004 compared to the first nine months of 2003. Below is a summary of net premiums earned by segment, for the three and nine month periods ended September 30, 2004, along with the change from the same periods of 2003.

                                   --------------------------------- -------------------------------
                                          Three Months Ended               Nine Months Ended
                                            September 30,                    September 30,
                                   ----------------- --------------- --------------- ---------------
NET PREMIUMS EARNED                     Total            Change          Total           Change
---------------------------------- ----------------- --------------- --------------- ---------------

  Home Service Life                   $ 1,765,959    $      (55,121)    $ 5,433,083     $  (130,154)

  Broker Life                             798,906           (89,616)      2,577,497         (47,144)

  Preneed Life                          1,809,504        (1,590,581)      5,585,090      (5,238,031)

  Dental                                2,449,825           404,828       6,938,664         667,662

  Other Health                            236,122           (80,926)        793,826        (186,415)
---------------------------------- ----------------- --------------- --------------- ---------------

  Segment Totals                      $ 7,060,316      $ (1,411,416)    $21,328,160     $(4,934,082)
---------------------------------- ----------------- --------------- --------------- ---------------

Preneed Life premiums declined during the three quarters of 2004 compared to the same period in 2003 as the result of the Company lowering crediting rates related to face amount growth, lowering commission rates and changing the focus of our marketing efforts in the second half of 2003 and further reducing crediting rates as of September 1, 2004. The Company is in the process of redirecting the focus of our marketing efforts to the Home Service, Broker and Dental segments in an effort to improve profitability in those segments. During 2004, Dental premiums were favorably impacted by additional broker relationships, increasing participation of certain groups and normal inflationary premium increases. The Other Health segment products are not being actively marketed. All other segments experienced only modest changes in premium from the first three quarters of 2003.

The increase in net benefit reserves decreased $4,700,000 or 79% during the first three quarters of 2004 compared to the same period in 2003 primarily due to the decrease in Preneed policies issued and in force during the period. The decrease in net benefit reserves in the third quarter was $2,027,000 or 100% compared to the third quarter of 2003.

Pretax loss increased approximately $315,000 to $836,000 for the nine months ended September 30, 2004, primarily due to unfavorable mortality and Dental morbidity rates, settlement of two separate lawsuits and increased general expenses, partially offset by an increase in realized investment gains of $443,000 and an increase in net investment income of $758,000. Net investment income increased 17.5% for the first three quarters of 2004 compared to the same period of 2003, in spite of a decline in invested assets, due to an increased yield on the Company's fixed maturities portfolio resulting from investing in longer term fixed maturity securities. Net realized investment gains increased to $1,204,000 for the first nine months of 2004 from net investment gains of $761,000 for the same period in 2003. Net benefits increased $1,432,000 or 9% during the first nine months of 2004 from the same period in 2003 due primarily to adverse mortality rates in the Broker and the Preneed segments along with adverse morbidity in the Dental and Other Health segments, partially offset by an increase in Net realized investment gains of $443,000. Commissions decreased $1,323,000 or 26% for the nine months ended September 30, 2004 compared to the same period in 2003 due to a lowering in commission rates in the second half of 2003 on the Preneed premium and the decrease in that premium. General expenses increased $645,000, or 12.4% for the first nine months of 2004 due to the Company continuing to incur costs associated with outside consultants who were employed to review profitability of the Company's life products and perform other actuarial calculations and analysis, the cost of a severance agreement settlement, legal costs associated with two separate litigation cases, and the costs of a market conduct examination conducted by the Office of Insurance of the Company's domiciliary state. Policy acquisition costs deferred decreased $687,000 or 42% for the nine months ended September 30, 2004 compared to the same period in 2003 principally due to the substantial decline in first year Preneed premiums during the same period. Pretax Segment loss (excluding realized investment gains (losses) and interest expense) for the first nine months of 2004 was approximately $1,774,000 compared to $1,002,000 for the first nine months of 2003. This is primarily attributable to the factors described above relative to revenue changes, mortality and morbidity rates, increased general expenses and the settlement of two separate lawsuits discussed in Note 7 to the Condensed Consolidated Financial Statements. Below are the approximate, annualized pretax investment income and total return yields for the nine months ended September 30, 2004 and 2003.

                                             ----------------- -----------------
Nine Months Ended September 30                         2004              2003
-------------------------------------------- ----------------- -----------------

  Investment Income                              $ 5,091,174       $ 4,332,680
  Realized and Unrealized Gains (Losses)          (1,127,711)        4,357,479
-------------------------------------------- ----------------- -----------------
  Total Return                                   $ 3,963,463       $ 8,690,159
-------------------------------------------- ----------------- -----------------

  Average Cash and Investments                  $135,697,066      $130,248,047

  Investment Income Yield - Annualized                  4.99%             4.44%
  Total Return - Annualized                             3.88%             8.90%

The Company has recorded no income tax benefit due to not having any ability to carry back any additional net operating losses for tax purposes and management's judgment that it is not likely the full tax benefit will be realized in the foreseeable future.

FINANCIAL POSITION. Shareholders' equity totaled approximately $18,434,000 and $20,833,000 at September 30, 2004 and December 31, 2003, respectively. These balances reflect an approximate 11.5% decrease for the nine months ended September 30, 2004. As described above, the comprehensive income (loss) totaled approximately $(2,472,000) and $1,913,000 for the nine months ended September 30, 2004 and 2003, respectively. A significant portion of the comprehensive income (loss) is attributable to changes in the value of the Company's fixed maturity and equity portfolios. Equity securities comprised approximately 7.9% and 7.1% of the Company's total assets as of September 30, 2004 and December 31, 2003, respectively. Accordingly, as also described below, the Company's financial position can be significantly affected by movements in the equities markets. Equity portfolio positions increased $2,489,000 on a cost basis and $990,000 on a market value basis, during the first nine months of 2004. Fixed maturity portfolio positions decreased $4,139,000 on an amortized cost basis and $4,971,000 on a market value basis during the same period. This difference resulted primarily from disposals and maturities during the period. Cash and cash equivalent positions increased approximately $7,441,000 during the quarter ended September 30, 2004 primarily due to recent reductions in the Company's fixed income and equities portfolios to take advantage of favorable market conditions.

Equity markets continue to be highly volatile and were slightly unfavorable in the third quarter of 2004. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. Low short-term rates continue to adversely impact the Company's investment portfolio yield and operating earnings. The 2004 environment described continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company's 2003 Form 10-K/A.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.







CASH FLOW AND LIQUIDITY. Cash flow from operations totaled $606,000 for the nine months ended September 30, 2004 compared to $5,158,000 for the same period in the prior year. The decrease in the positive cash flow is primarily attributable to the decline in Preneed Life business which was growing during the second quarter of 2003 and adverse mortality and morbidity rates. The $3,633,000 of cash provided from investing activities for the nine months ended September 30, 2004 resulted primarily from sales and maturities of investments late in the third quarter and by proceeds from the sale of the Company's interest in an aircraft. The $1,645,000 of cash used in financing activities during the first nine months of 2004 is primarily attributable to bank loan principal repayments along with annuity and Universal Life account withdrawals. The Company also purchased 7,600 shares of its common stock at a price of $7.50 per share as part of a buy back plan. Due to continued earnings pressure from low yields on investments and cash equivalents and the declining Preneed premiums, the Company is completing a strategic review of its products and operations. A key element of this initiative is improving profitability of the Preneed, Home Service, and Broker Life segments by increasing premiums in the Home Service and Broker segments, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2004 debt obligations and, with other available assets, management believes it will be adequate to service debt obligations through 2005. The Company sold its interest in an aircraft to SMC Advisors Inc., an entity owned by the Company's Chairman, in April 2004, generating $971,000 in additional cash. In addition, the Company's Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which could service debt obligations through the majority of 2007. For the quarter ended September 30, 2004, the Company did not meet one of its bank debt covenants (debt to earnings ratio), however the lender has waived this violation for the quarter and for several previous quarters. In return for the waiver the Company's Chairman has personally guaranteed the outstanding bank debt.


FORWARD-LOOKING INFORMATION.

All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

|X|     the market value of the Company's investments,  including  stock  market performance and prevailing interest rate levels;
|X|     customer and agent response to new  products, distribution channels  and marketing initiatives, including exposure to unrecoverable advanced commissions;
|X|     mortality, morbidity,  lapse rates, and other  factors which  may affect the profitability of the Company's insurance products;
|X|     regulatory changes or actions, including those relating to regulation of insurance products and insurance companies;
|X|     ratings assigned to the Company's insurance  subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
|X|     general economic conditions and increasing competition  which may affect the Company's ability to sell its products;
|X|     the Company's   ability  to  achieve  anticipated  levels  of  operating
            efficiencies and meet cash requirements based upon projected liquidity sources;
|X|     unanticipated adverse litigation outcomes; and
|X|     changes in the Federal income tax laws and  regulations  that may affect the relative tax advantages of some of the Company's products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.





Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk


Quantitative and Qualitative Risk. The primary changes in quantitative market risks during the nine months ended September 30, 2004 are discussed in Part I,
Item 2 above.






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

Part II - Other Information

Item 1.  Legal Proceedings.

In 2001, Citizens Security Life Insurance Company was named a co-defendant in an action in an Alabama state court brought by an alleged policyholder in which a former independent agent was also named a defendant. The action was described in
Part II, Item 1, of the Company's Form 10-Q for the quarterly period ended March 31, 2004 and described or referred to in Part I, Item 1, of the Company's Form 10-Qs for the periods ended March 31 and June 30, 2004 and herein. This action was dismissed by agreement of the parties on August 12, 2004 and the Company paid an amount in complete settlement of all claims. This amount is included in "Polcyholder benefits" in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2004.



Item 6.  Exhibits.



  Exhibit 11                  Statement re: computation of per share earnings
  Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification --Principal Executive Officer
  Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification --Principal Financial Officer
  Exhibit 32.1                Section  1350 Certification --Principal  Executive
                              Officer
  Exhibit 32.2                Section  1350 Certification --Principal  Financial
                              Officer






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

Date: November 9, 2004