Form 10-K
period 2004-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2005-03-31
CIK 887136

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

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

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes       No   X

State the aggregate market value of the common equity held by non-affiliates of the registrant: $4,845,782 (based on an $7.51 per share average of bid and asked prices on March 30, 2005).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,671,628 shares of Class A Stock as of March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Board of Director’s Proxy Statement for the Annual Meeting of Shareholders now scheduled for May 26, 2005 are incorporated into Part III of this Form 10-K. The date of this Report is March 31, 2005.

CONTENTS

PART I

Page

ITEM	1.	BUSINESS	3
ITEM	2.	PROPERTIES	10
ITEM	3.	LEGAL PROCEEDINGS	10
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

PART II

ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

		OF EQUITY SECURITIES	11
ITEM	6.	SELECTED FINANCAL DATA	13
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATION	14
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	29
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE	29
ITEM	9A	CONTROLS AND PROCEDURES	29

ITEM	9B	OTHER INFORMATION...................................................................................................	29

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	57
ITEM 11.	EXECUTIVE COMPENSATION	57
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	57
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED
	TRANSACTIONS	57
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	57

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	57
SIGNATURES		59
EXHIBIT INDEX		60
EXHIBITS		61

This report contains projections and other forward-looking statements regarding future events or the future financial performance of the Company. Actual events and results may differ materially from those in the projections and other forward-looking statements set forth herein. Among the important factors that could cause actual events or results to differ materially from those in the projections and other forward-looking statements are: changes in the market value of the Company’s investments, including stock market performance and interest rate changes; customer response to marketing efforts; mortality and morbidity trends; regulatory changes; actions of independent rating agencies; general economic conditions and increased competition; the Company’s ability to achieve operating efficiencies; unanticipated adverse litigation; and changes in Federal tax law. Readers are referred to the Items 1, 7, 7a and 8 in this report and to the Company Report on Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 for a discussion of these and other important risk factors concerning the Company and its operations.

PART I
ITEM 1. BUSINESS

General

Citizens Financial Corporation (herein, the “Company” or the “Registrant”) was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company (“Citizens Security”) for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance, annuities, and accident and health insurance through Citizens Security and United Liberty Life Insurance Company (“United Liberty”), a wholly owned subsidiary of Citizens Security (herein collectively, the “Life Insurance Subsidiaries”). Citizens Security also owns Citizens Insurance Company (“Citizens Insurance”), which is licensed as a property and casualty insurer but currently has no business inforce. The Life Insurance Subsidiaries and Citizens Insurance are herein collectively referred to as the “Insurance Subsidiaries.”

Insurance Operations

The Company, through its Life Insurance Subsidiaries, operates in five segments -- 1) home service life insurance, 2) broker-sold life insurance and annuities, 3) preneed life insurance, 4) dental insurance, and 5) other health and accident insurance. The home service and preneed life segments provide individual coverages; the dental segment provides group coverages; while the broker life and other health segments include individual and group insurance coverages. The following table presents each business segment’s revenue; pretax profit (loss) excluding realized investment gains (losses) and interest expense; and ending assets for each of the last three fiscal years. Additional segment information is contained in Item 7 and in Note 8 of the Notes to Consolidated Financial Statements.

Segment Revenue, Profit ( Loss) and Assets:

December 31	2004	2003	2002
Revenue:
Home Service Life	$ 8,873,473	$ 9,147,813	$ 9,260,097
Broker Life	5,731,569	6,019,952	5,964,089
Preneed Life	9,422,793	14,780,938	19,706,136
Dental	9,358,935	8,417,118	8,209,257
Other Health	1,103,521	1,381,981	1,432,607
Segment Totals	34,490,291	39,747,802	44,572,186
Net realized investment gains (losses)	2,868,250	1,977,635	(2,469,768)
Total Revenue	$37,358,541	$41,725,437	$42,102,418

Year Ended December 31	2004	2003	2002

Segment Profit (Loss):
Home Service Life	$ (616,755)	$ 75,520	$ 275,809
Broker Life	(961,414)	(121,851)	(265,488)
Preneed Life	(275,350)	(955,227)	(670,349)
Dental	(150,335)	230,289	297,740
Other Health	(303,463)	(201,385)	(191,289)
Segment Totals	(2,307,317)	(972,654)	(553,577)
Net realized investment gains (losses)	2,868,251	1,977,635	(2,469,768)
Interest expense	354,200	363,273	305,715
Income (Loss) before income tax	$ 206,734	$641,708	$ (3,329,060)

December 31	2004	2003	2002

Assets:
Home Service Life	$ 41,465,725	$ 41,312,914	$ 45,219,971
Broker Life	54,414,225	54,585,019	53,874,949
Preneed Life	58,560,125	60,100,723	46,739,831
Dental	1,025,005	930,279	660,334
Other Health	1,805,479	1,951,397	1,946,447
Total Assets	$157,270,559	$158,880,332	$148,441,532

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

The graded death benefit policy returns premium plus interest compounded at an annual rate of 10% if the insured dies of natural causes during the first three years the policy is in force. If the insured dies of an accidental cause, the benefit payable is the face amount of the policy. The simplified issue product provides full face amount coverage from date of issue, is more extensively underwritten and carries lower premium rates than the graded death benefit product. These products are targeted towards the “final expense market.”

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

Coverage in Force.

The following table provides information concerning the Life Insurance Subsidiaries' volume of life insurance coverage in force excluding participation in group underwriting pools for federal employees (FEGLI) and service personnel (SGLI) for each of the last three fiscal years.

Year Ended December 31 (Dollars in Thousands)	2004	2003	2002
Gross In-force at beginning of period[1]	$765,051	$792,722	$812,515
New business issued during period:
Individual	$109,073	$103,239	$ 95,706
Group	12,668	10,377	13,063
New business total	$121,741	$113,616	$108,769

Terminations during period	$148,808	$141,287	$128,562
Termination rate[2]	19.50%	17.8%	15.8%
Gross In-force at end of period[1]:
Individual	$639,360	$661,720	$663,394
Group	98,624	103,331	129,328
Gross In-force total at end of period	$737,984	$765,051	$792,722

Reinsurance ceded at end of period	84,456	91,480	96,202
Net In-force at end of period	$653,528	$673,571	$696,520

1 Before deduction of reinsurance ceded.

2 Represents the percentage of individual policies terminated during the indicated period by lapse, surrender, conversion,

maturity, or otherwise.

The downward trend in Net In-force amounts is primarily the result of the reduced new premium and continued benefit payments in the preneed segment.

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

Marketing. The Life Insurance Subsidiaries are currently licensed to sell products in 29 states and the District of Columbia. Citizens Security and United Liberty are both licensed in the states designated below with a “b” while only Citizens Security is licensed in the states designated “c” and only United Liberty in the states designated “u”.

b	Alabama	b	Indiana	u	Nebraska	u	Oregon
u	Arizona	u	Kansas	u	Nevada	c	Pennsylvania
b	Arkansas	b	Kentucky	c	New Jersey	b	South Carolina
u	Colorado	b	Louisiana	u	New Mexico	b	Tennessee
c	Delaware	b	Maryland	c	North Carolina	b	Texas
c	District of Columbia	c	Mississippi	u	Oklahoma	u	Utah
b	Florida	b	Missouri	c	Ohio	c	Virginia
c	Georgia					b	West Virginia

The Life Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 3,100 sales representatives are licensed as independent agents for the Life Insurance Subsidiaries. Nearly all of these agents also represent other insurers. Approximately 900 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 800 agents specialize in the preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

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

Investments. The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Life Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. Where deemed appropriate, the Life Insurance Subsidiaries will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group ("S&P") or BAA by Moody's Investors Service ("Moody's"). The Company’s non-investment grade bonds, based on reported fair values, represented 4.8% of the Company’s cash and invested assets as of December 31, 2004. Citizens Security has maintained substantial investments in equity securities in an effort to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Life Insurance Subsidiaries. Federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2., "Description of Property," represented approximately 1.0% of cash and invested assets as of December 31, 2004. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 2004 that would be included in the high-risk classification.

For additional information concerning investment results, see Item 7.

Reinsurance. In keeping with industry practice, the Life Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks which they underwrite. The Life Insurance Subsidiaries retain no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 2004, approximately $84,456,000 or 11% of life insurance in force was reinsured under arrangements described in Note 10 of Notes to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Life Insurance Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit their maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Life Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

Competition. The insurance industry is highly competitive, with approximately 1,500 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the Life Insurance Subsidiaries. Financial and claims-paying ratings assigned to insurers by A.M. Best Company ("Best") and by nationally-recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best in October 2001, when it was downgraded to B- (Fair) from B (Fair). The B- rating was affirmed in December 2004. United Liberty’s rating has remained at B- (Fair) since its 1998 acquisition. According to Best, B- ratings are assigned to companies that have on balance, fair financial strength, operating performance and market profile when compared to the standards established by Best. Also according to Best, B- companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions. There are seven Best rating categories above the B- category from B to A++. The Life Insurance Subsidiaries will continue to pursue upward revisions in their Best ratings. Citizens Insurance has no insurance business inforce and is not rated by Best.

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

State Insurance Regulation. The Insurance Subsidiaries are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, regulate the form and content of policies, establish reserve requirements, prescribe the type and amount of allowable investments, and review premium rates for fairness and adequacy. The Insurance Subsidiaries file detailed annual statements with the NAIC and with many states in which they are licensed to transact business. The Kentucky Office of Insurance also periodically examines the business and accounts of the Insurance Subsidiaries.

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Life Insurance Subsidiaries, net of refunds but before offsets for future premium or intangible property taxes, were $5,178, $6,945, and $12,587 in 2004, 2003, and 2002, respectively.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the Kentucky Office of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Executive Director of the Kentucky Office of Insurance. For 2005, the maximum amount of dividends that Citizens Insurance could pay, without the Executive Director's approval, is $56,500. Citizens Security can pay a maximum dividend of $264,300 without the Executive Director’s approval. United Liberty is unable to pay such a dividend. The Company provides substantially all management, operating and employee services for the Insurance Subsidiaries and is reimbursed at actual cost plus 15%. This management fee totaled $5,460,000 for 2004. The Company currently has resources which management believes will be adequate to service debt obligations through 2005. In addition, the Company’s Chairman has expressed potential willingness to lend up to $2,000,000 of additional funds to the Company if necessary. Accordingly, the Company is not relying upon affiliate dividends or preferred stock redemptions for near-term debt service.

During recent years, the NAIC has taken several steps to address public concerns regarding insurer solvency. These steps included implementing a state certification program designed to promote uniformity among the insurance laws of the various states and developing insurer reporting requirements that focus on asset quality, capital adequacy, profitability, asset/liability matching, and liquidity. These requirements include establishment of asset valuation reserves ("AVR") and interest maintenance reserves ("IMR"), risk-based capital ("RBC") rules to assess the capital adequacy of an insurer, and a revision to the Standard Valuation Law ("SVL") that specifies minimum reserve levels and requires cash flow testing in which projected cash inflows from assets are compared to projected cash outflows for liabilities to determine reserve adequacy.

The Life Insurance Subsidiaries’ AVR, as of December 31, 2004, 2003 and 2002, is shown in Item 7. Cash flow testing and the results of such testing as applied to the Life Insurance Subsidiaries are also described and discussed in Item 7.

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

Based on RBC computations as of December 31, 2004, the Insurance Subsidiaries each have capital which is in excess of minimum regulatory requirements.

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

Income Taxation. The Life Insurance Subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax rate of 20%. See Item 7 and Note 6 of the Notes to Consolidated Financial Statements.

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

Employees. As of March 1, 2005, the Company employed 63 people, excluding agents. As of that date, the Company had approximately 3,100 independent agents licensed to sell its products.

ITEM 2. PROPERTIES

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and its Subsidiaries occupy about 32% of the building for their headquarters and home offices. The Company leases the remaining space to tenants under leases of various durations. Market conditions for this property are generally favorable and, in management’s opinion, the property is adequately covered by insurance. Currently, the Company’s policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. In addition, the Company’s current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised-value ratio of more than 75%.

ITEM 3. LEGAL PROCEEDINGS

United Liberty, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders in 2000. The Complaint referred to a class of life insurance policies, including related certificates of participation, that United Liberty issued over a period of years ending around 1971 (known as “Five Star Policies”). It alleged that United Liberty’s dividend payments on these policies from 1993 through 1999 were less than the amounts required by the certificates of participation. It did not specify the amount of the alleged underpayment but implied a maximum of about $850,000. The plaintiffs also alleged that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty denied the material allegations of the Complaint and has defended the action vigorously.

As a result of a provisional settlement agreement dated October 8, 2004 that would apply to all holders of the Five Star policies wherever they reside, the Company has recognized as of December 31, 2004 an obligation for future payments to the policyholders and their attorneys totaling $825,000. The terms of the settlement agreement are subject to the approval of the court in which the action is pending. The court will schedule a hearing on the issue of approval, following notice to members of the class, who will be afforded the opportunity to argue in support of or opposition to the settlement agreement. Accordingly, this description is subject to change depending upon the outcome of the hearing.

The $825,000 obligation for future payments consist of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys’ fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class.

The $500,000 portion is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in three annual installments beginning within 60 days after expiration of the time within which any appeal may be taken from the trial court’s approval of the settlement agreement. The Company currently projects the first payment date to be after June 30, 2005 (the “Initial Payment Date”). The attorneys’ fees and incentive award are also payable by the Initial Payment Date.

The Company has reflected in the Consolidated Statements of Operations for the year ended December 31, 2004 the $500,000 portion of the amount payable for dividends in “Policy Benefits and Expenses”, and the $325,000 for attorneys’ fees and incentive award in “General expenses”. The total amount payable of $825,000 is reflected in the Consolidated Balance Sheets as of December 31, 2004 in “Accrued expenses and other liabilities”. The Settlement Agreement also provides that the Company will have no further obligation to pay dividends on the Five Star Policies of the kind that gave rise to the litigation. This change permitted the Company to reduce the reserves it will be required to maintain for the Five Star Policies to the extent they remain in force by the $500,000 settlement amount for dividends. This reduction in reserves is reflected in the Consolidated Statements of Operations for the year ended December 31, 2004 in “Policyholder benefits”, and in the Consolidated Balance Sheets as of December 31, 2004 in “Future policy benefits”.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 24, 2005, there were approximately 2,500 holders of record of the Company's Class A Stock, its only class of common equity. The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market ("NASDAQ") under the trading symbol CNFL. Trading volume in 2004 was about 9.0% of the average shares outstanding during the year and trading volume by non-affiliates was about 25.7% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 2004 and 2003 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	Bid Quotations for Class A Stock
Quarter Ended	High Bid	Low Bid
December 31, 2004	$8.000	$6.500
September 30, 2004	$8.250	$6.380
June 30, 2004	$8.000	$6.760
March 31, 2004	$8.600	$6.800
December 31, 2003	$8.590	$6.500
September 30, 2003	$6.940	$6.030
June 30, 2003	$6.950	$4.250
March 31, 2003	$5.750	$3.950

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its outstanding borrowings compared to dividends and income before interest expense, amortization, depreciation and income tax expense for (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January 2005, the bank loan covenant precludes the Company from paying any dividends. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security’s repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code subject transactions between the Insurance Subsidiaries and their respective parents, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Insurance Subsidiaries’ capital and surplus available to support policyholder obligations. See Item 1. "Description of Business -- State Insurance Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

Equity Compensation Plan Information

a	b	c

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	0	Not applicable	110,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not applicable	110,000

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased ( a )	Average Price Paid per Share ( b )	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs ( c )	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs ( c )
October 1, 2004 through October 31, 2004	6,000	$7.50	6,000	$147,109
November 1, 2004 through November 30, 2004	0	0	0	0
December 1, 2004 through December 31, 2004	0	0	0	0
Total	6,000	$7.50	6,000	$147,109

(a)	The total number of shares purchased from October 1, 2004 through October 31, 2004 represents 6,000 shares repurchased through a privately negotiated transaction.
(b)	The average price paid per share of stock repurchased under the stock repurchase program includes any commissions paid to the brokers.
(c)

Repurchased pursuant to the stock repurchase program publicly announced on August 12, 1998 under which our Board of Directors authorized the repurchase of up to an aggregate of $1,200,000 of our common stock and amended November 12, 2002 to authorize the repurchase of an additional $250,000. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2004	2003	2002	2001	2000

RESULTS OF OPERATIONS
Premiums and other considerations	$27,972,409	$33,586,478	$38,479,150	$28,744,376	$23,822,424
Investment and other income, net	6,517,882	6,161,324	6,093,036	6,530,372	6,291,309

Policy benefits and reserve change	23,525,544	27,574,154	31,878,748	22,989,732	19,400,397
Commissions, expense, amortization, net	13,272,064	13,146,302	13,247,015	11,824,589	10,676,953

Segment profit (loss)	(2,307,317)	(972,654)	(553,577)	460,427	36,383
Realized investment gains (losses), net	2,868,250	1,977,635	(2,469,768)	(7,911,829)	1,180,879
Interest expense	354,200	363,273	305,715	532,962	769,132
Cumulative effect – accounting change	---	---	---	(311,211)	---
Income tax expense (benefit)	(48,880)	(70,114)	(757,000)	(2,090,000)	210,000
NET INCOME (LOSS)	$ 255,613	$ 711,822	$(2,572,060)	$(6,205,575)	$ 238,130
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 255,613	$ 711,822	$(2,572,060)	$(6,205,575)	$ 238,130

NET INCOME (LOSS) PER SHARE:
Before accounting change	$ 0.15	$ .42	$ (1.50)	$(3.39)	$0.14
Basic	$ 0.15	$ .42	$ (1.50)	$(3.57)	$0.14

FINANCIAL POSITION
Total assets	$157,270,559	$158,880,332	$ 148,441,532	$136,597,083	$135,538,006
Notes payable	$ 5,791,669	$7,133,335	$7,779,168	$ 7,095,834	$ 8,000,000
Shareholders’ equity	$ 19,754,351	$20,833,409	$17,757,632	$ 20,002,483	$ 23,274,109
Shareholders’ equity per share	$11.76	$12.47	$10.53	$11.65	$13.24

INVESTMENTS
Average cash and invested assets	$135,819,153	$131,440,555	$117,460,459	$112,982,243	$121,807,002
Average equity portfolio (cost basis)	$ 11,269,557	$ 10,030,727	$ 6,966,585	$ 9,736,625	$ 20,017,915
Investment income yield	4.67%	4.5%	4.8%	5.6%	4.9%
Change in unrealized investment gains (losses), net of tax	$ (1,232,672)	$ 2,371,714	$ 466,654	$ 3,019,188	$ (4,896,265)

LIFE INSURANCE DATA
Premiums	$ 17,621,330	$ 23,943,062	$ 28,948,728	$ 19,362,994	$ 14,553,493
Insurance in force, net at end of period	$653,528,000	$673,571,000	$ 696,520,000	$703,288,000	$706,044,000

HEALTH INSURANCE DATA
Premiums	$10,351,079	$ 9,643,416	$ 9,530,422	$ 9,381,382	$ 9,268,931
Benefit ratio	71.81%	69.6%	69.5%	67.9%	66.7%

Note:

See Item 7 for additional information relevant to the above data. The above amounts include results from the acquisition of National Affiliated Investors Life Insurance Company (reinsurance assumption) from the date of its acquisition in 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE SUMMARY

The Company’s management continuously monitors the performance of and outlook for the Company by analyzing several indicators that they judge to be critical. The Key indicators of particular interest to management are (a) the general economic environment relative to outlook, (b) trend of premium volume, (c) lapse rates, (d) mortality and morbidity rates (e) trend of general expense levels, (f) asset and capital and surplus growth, (g) general interest rate movements, (h) investment yields, (i) diversity (e.g. by industry) and mix (e.g. between fixed income securities and equity securities) of our investment portfolios and (j) segment performance and trends.

The Company’s management has identified the following as major financial, operational and marketing accomplishments during 2004:

• The Company earned a modest profit for the second straight year in spite of experiencing reduced premiums and incurring major nonrecurring costs associated with the settlement of legal proceedings, consulting and severance agreements.

• The Company significantly restructured management including hiring Joseph M. Bost as Chief Operating Officer and eliminating several management positions in an effort to streamline operations and control costs.

• The Company implemented many recommendations of the process redesign and incentive compensation consultants also to streamline operations and control costs, as well as to provide incentives to all employees to strive for efficiency in all functional areas of operation.

• The Company stabilized the legal environment with the settlement of lawsuits and the implementation of controls.

• The Company purchased a new group administration system to create a platform for Group Dental growth.

• The Company developed a new Final Expense product, distribution and reinsurance agreement for 2005 introduction in an effort to create an opportunity for growth.

• The Company has evaluated the pre-need line of business and decided to minimize marketing efforts directed at that line to allow for more focused efforts at line of business with more potential for profitability.

Management sees the following as its key challenges for 2005:

• Financial
(1)

earning a statutory operating profit for all segments (see page 23 of this Management Discussion and Analysis and Note 7 to the Consolidated Financial Statements for a discussion of statutory accounting practices)

(2)	solidifying A.M. Best rating and setting the stage for a rating upgrade after 2005 (see ITEM I under Competition for a discussion of the Company’s rating)
(3)	using a portion of 2005 statutory profit to fund higher sales growth in 2006 without straining capital and surplus
(4)	evaluating plans to reduce compliance costs in 2006 and beyond
• Operational
(1)	controlling operating expenses
(2)	attracting and employing marketing management
(3)	implementing new group administration system
• Product line
(1)

for Group Dental; creating plan to offer Preferred Provider networks and Third Party Administration products in 2006, building on the Company’s strength of providing high quality service and exploring plans to sell other products through the Dental marketing channel

(2)	for Final Expense; performing a controlled introduction through select Managing General Agents who focus on this type of product
(3)	for Home Service; improving 13-month persistency and strengthening controls over field premium collection
(4)	for Pre-need; evaluating economics including overhead absorption and program modifications

The following discussion is presented as a means of providing the reader with a more clear understanding of some of the operational elements impacting the financial position and results as reported in the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders’ equity and cash flows.

Segment Profit (Loss)

The Company manages its operations in five business segments, Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five segments are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in the Broker Life segment that comprise a significant portion of existing business include group life, universal life, annuities and participating life policies. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single and multi-pay policies, generally in amounts of $10,000 and less. These policies are generally sold to middle aged and elderly individuals at increased premium rates. Dental products are term policies generally sold to small and intermediate size employer groups. Other Health products include various accident and health policies sold to individuals and employer groups. Profit or loss for each segment is reported on a pretax basis, without an allocation of realized investment gains or interest expense.

The Company’s 2004 segment loss was $2,307,000 compared to $972,000 in 2003 and $553,000 in 2002. The segment losses in 2004 and 2003 excluding nonrecurring items described below was $481,000 and $485,000, respectively.

The nonrecurring items in 2004 and 2003 include costs of $1,200,000 (settlement and legal costs) incurred in 2004 associated with the legal proceedings described in Item 3, and additional one time consulting expenses ($636,000 in 2004 and $487,000 in 2003) related to redesign and other organizational restructuring begun in 2003, as well as severance agreements.

Although the Company’s 2004 segment loss of $481,000 excluding nonrecurring items was comparable to the 2003 loss of $485,000, operating result comparisons between years included unfavorable results related to (a) a decrease in premiums and other considerations of $5,600,000 (pre-need premium decreased $6,200,000 while dental premium increased $900,000 and premium for other segments experienced modest decreases), (b) a decrease in net deferral of policy acquisition costs and amortization of value of insurance in force of $648,000, offset by (c) a decrease in policyholder benefits and commissions totaling $5,800,000, and (d) an increase of $440,000 in investment income.

See pages 20 through 24 of Management Discussion and Analysis for a more extensive analysis of factors impacting the individual segment operating results between years.

Net Income

The Company’s 2004 net income was $256,000 compared to a net income of $712,000 in 2003 and net loss of $2,572,000 in 2002. These results reflect the segment losses described above (including nonrecurring items) and net realized gains (losses) of $2,868,000, $1,977,000 and ($2,469,000) in 2004, 2003 and 2002, respectively. The Company realized significant increases in realized capital gains in both 2004 and 2003 due to restructuring the investment portfolio to include a greater proportion of fixed maturity investments and fewer equity investments while taking advantage of an upturn in the equities market.

Comprehensive Gains and (Losses) Comprehensive Gains and (Losses) (which combine net gains and losses and net unrealized gains and losses) were ($977,000), $3,084,000, and ($2,105,000) for 2004, 2003, and 2002, respectively. During 2004, the Company continued to be adversely affected by relatively low yields on its fixed income investment portfolio.Comprehensive losses were attributable to the decrease in net income of $456,000 described above and a change in unrealized gains (losses) of ($3,600,000). Late in the second quarter of 2004, interest yields on fixed maturity investments began to rise. Although this adversely impacts the market value of the Company’s bond portfolio, the opportunity to invest new money at higher yields would have a positive impact on the Company’s operating earnings. The 2004 environment as described continues to generate a relatively high level of qualitative investment risk, as discussed in the Cash Flow and Liquidity section. The majority of the 2003 and 2002 declines in net income and the comprehensive losses were attributable to adverse securities markets during those years, including the effects of declines in the telecommunications and technology sectors, a general economic recession and terrorist events.

The Company repurchased 13,600, 1,600 and 29,987 shares of its common stock during 2004, 2003 and 2002 respectively, at average prices of $7.50, $4.79 and $4.65 per share, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, agent receivables, intangible assets, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies, judgments and estimates, which have been discussed with the Audit Committee of the Board of Directors, critically impact preparation of its consolidated financial statements.

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, many of which are seeking to exploit recent technology advancements. The majority of these are publicly traded and many have experienced volatile market prices. Company management periodically evaluates whether the declines in fair value of investments are other-than-temporary. These evaluations involve significant judgment. The evaluations consist of a review of qualitative and quantitative factors, including analysis of the Company’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. Declines in fair values of securities deemed to be temporary and which the Company has the ability and intent to hold until recovery are included as an unrealized loss in shareholders’ equity. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Deferred Acquisition Costs (“DAC”). The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits. Actual revenue or profits can vary from Company estimates, resulting in an increase or decrease in the rate of amortization. The Company regularly evaluates its DAC balances to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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

Goodwill and Intangible Impairment. The balance of the Company’s goodwill and value of insurance acquired (VIF) was $3.4 million at December 31, 2004. The recovery of these assets is dependent on the fair value of the business to which they relate. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2004 and 2003, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

Policy Liabilities and Policy Intangible Assets. Establishing policy liabilities for the Company’s long-duration insurance contracts requires making many assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, any such difference would be recognized in the current year’s Consolidated Statement of Operations.

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

Litigation. As further described in Item 3 and Note 11 of the Notes to Consolidated Financial Statements, United Liberty has been a party to an outstanding lawsuit concerning payment of policyholder dividends. The parties have reached a provisional settlement agreement dated October 8, 2004. As described in Item 3 and Note 11, the Company has recorded the financial impact of the agreement as of December 31, 2004.

FINANCIAL POSITION

Assets. At December 31, 2004, the Company's available-for-sale fixed maturities had a fair value of $115,080,380 and amortized cost of $111,471,499. The Company’s fixed maturities portfolio increased approximately 6% during 2004 and 4% during 2003, on an amortized cost basis. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 2004.

Standard & Poor’s Corporation Rating	Amortized Cost[1]	Fair Value [2]
Investment grade:
AAA to A-	$ 65,879,469	$67,716,921
BBB+ to BBB-	39,200,330	40,795,166
Total investment grade	105,079,799	108,512,087
Non-investment grade:
BB+ to BB-	4,531,728	4,644,717
B+ to B-	1,685,096	1,721,076
CI to not rated	174,876	202,500
Total non-investment grade	6,391,700	6,568,293
Total fixed maturities	$111,471,499	$115,080,380

1 Net of write-downs on bonds whose decline in value is believed to be other-than-temporary

2 Fair values as of December 31, 2004 were obtained primarily from Interactive Data Corporation.

The Company believes it has a well-diversified portfolio and has no plans to adjust its non-investment grade portfolio significantly, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 5.7% and 8.7% of the fixed maturities portfolio, on an amortized cost basis, at December 31, 2004 and 2003, respectively. During 2004, the Company recognized approximately $334,000 of impairment losses on fixed maturities related to the airline industry. The Company reviews its fixed maturity portfolio quarterly for impairment losses which might be other than temporary losses and recognizes all such losses in the quarter they are deemed other than temporary.

Realized investment losses included $807,000, $135,000 and $1,255,000 of pretax impairment losses for the three years ended December 31, 2004, 2003 and 2002. The impairments recorded were the result of the continued credit deterioration of specific issuers in the bond and equity markets, especially in the airline and telecommunications industries.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 2004.

	Non-Investment Grade
December 31, 2004	Amortized Cost	Fair Value
Largest	$1,498,325	$1,558,987
Second largest	1,002,979	1,002,528
Third largest	620,284	865,372
Fourth largest	810,480	846,600
Total	$3,932,068	$4,273,487

The Company had no guarantee or other type of enhancement associated with the issuers represented above.

During 2004, the Company's investment in equity securities decreased $771,000 and $2,394,000 on a cost and fair value basis, after increasing $953,000 and $3,575,000 on a cost and fair value basis, respectively, during 2003. As of December 31, 2004, 2003 and 2002, there were $1,652,000, $3,275,000 and $653,000 respectively, of unrealized gains on equity securities.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management’s opinion are other-than-temporary. These reviews can involve qualitative and quantitative information relating to an individual company or industry and general factors impacting the economy. However, due to wide market fluctuations occurring during the past two years, determining whether declines are temporary has become much more complex and judgmental. These reviews resulted in the recognition of impairment losses on equity securities totaling $473,000 during 2004 ($101,000, $319,000 and $53,000 for the first, third and fourth quarters, respectively). In addition, $334,000 of impairment losses were recognized on fixed maturities during 2004, all in the third quarter. During 2004, equity securities were sold which contained impairment write-downs of $559,000 and fixed maturities were sold which contained impairment write downs of $334,000.

Citizens Security owns the building in which the Company and its subsidiaries maintain their home offices. They occupy approximately 32% of the building with the balance leased to third-party tenants. Market conditions for this property are generally favorable. An updated appraisal obtained during 2002 indicates the market value of the property is approximately $2,725,000 higher than its carrying value.

At December 31, 2004 the Company has recorded $756,000 of goodwill and $12,798,000 of deferred policy acquisition costs and value of insurance acquired. As noted in the above discussion of critical accounting policies and estimates, these intangibles, and the recorded value of policy liabilities, are based on many assumptions that require substantial estimates and judgment. In connection with adoption of SFAS No. 142, the Company reassessed the assumptions supporting these values. Although no impairment was considered necessary, a continued historically low interest rate environment could require adjustment of these recorded values.

Liabilities. A comparison of total policy liabilities as of December 31, 2004, 2003 and 2002 is shown below. Approximately 88% of the 2004 total consist of insurance policy benefit reserves while policyholder deposit liabilities represent 12% of the total.

Year Ended December 31	2004	2003	2002
Home Service Life	$36,056,122	$ 34,986,350	$ 33,970,723
Broker Life	45,086,466	44,849,326	45,054,589
Preneed Life	45,155,805	44,609,059	38,971,203
Dental	669,361	579,277	524,249
Other Health	1,914,235	2,113,792	2,194,869
Total	$128,881,989	$127,137,804	$120,715,633

Home Service Life sales have decreased only moderately in recent years, with net growth in policy liabilities of 3.0% in both 2004 and 2003, through a combination of attracting new producers and continuing to focus on meeting the needs of existing customers and agents. Only modest changes were experienced in 2004 in the broker life segment. Preneed Life premiums are lower, due in part to the Company’s decision to emphasize the lower annual premium “multi-pay” policies rather than “single-pay” policies and some loss of volume attributable to reducing commission levels and the rate of annual growth credited to policies. The Company is not currently focusing any marketing effort to this segment because of the adverse effects of the recent low interest rate environment. During 2004, Dental premiums were favorably impacted by additional broker relationships and normal premium increases. The Other Health segment products are not being actively marketed.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 2004.

Year Ended December 31, 2004	Total	Annuity and Other	Universal Life
Beginning Balance	$15,530,824	$ 9,715,874	$ 5,814,950
Deposits	754,572	200,981	553,591
Withdrawals	1,656,817	778,113	878,704
Interest Credited	653,112	435,167	217,945
Ending Balance	$15,281,691	$ 9,573,909	$ 5,707,782

As indicated above, total policyholder deposits decreased by a net $249,000 during 2004. The Company is not devoting significant marketing effort toward Annuity, Universal Life and other deposit products and has elected not to aggressively compete in crediting excess interest on such products.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three fiscal years.

Year Ended December 31	2004	2003	2002
Home Service Life	$ 7,179,911	$ 7,288,004	$ 7,334,030
Broker Life	3,504,600	3,514,873	3,621,053
Preneed Life	6,936,819	13,106,019	17,993,645
Dental	9,322,936	8,385,774	8,182,483
Other Health	1,028,143	1,291,808	1,347,939
Total	$ 27,972,409	$ 33,586,478	$ 38,479,150

Home Service Life premium decreased modestly in both 2004 and 2003. New sales levels continue to be favorable, at levels that exceed normal policy lapses. The Company continues to attract a number of successful, experienced Home Service agents without subsidizing inexperienced agents. In addition, the Company’s program to automate and streamline agent field accounting continues to expand with favorable reaction among the agency force. To mitigate effects of the lower interest rate environment, during the second quarter of 2003 the Company introduced premium rate increases on its Home Service products. In the fourth quarter of 2004, the Company began to geographically expand the Home Service market, hiring two new regional representatives to recruit new agents in Ohio and Pennsylvania, as well as in Florida and Georgia.

The modest decreases in Broker Life premium during 2004 and 2003 resulted from reduction of business provided by certain larger brokers during 2003 and continuing pressure from the overall economic slowdown on middle and lower-income consumers. The Company is evaluating opportunities for revising its product design and commission rates to counteract the softening in demand for its simplified issue and graded benefit life policies. The Company introduced a new final expense policy in January 2005 in an effort to strengthen the growth of this segment by better meeting the desires of our policyholders and agents.

The 47.1% and 27.2% decrease in Preneed Life premium during 2004 and 2003, respectively, resulted from the Company’s modification of certain policy benefits and commissions (which resulted in a loss in the number of producers) and an intentional refocusing of marketing efforts toward segments that the Company believes offer more positive potential in the current environment.

The 11.2% and 2.5% growth in Dental premium during 2004 and 2003, respectively, resulted primarily from a renewed effort to expand the Company’s presence in the Dental marketplace. During the past two years, new business production has become increasingly competitive as larger providers expand their marketing initiatives. However, the Company has historically maintained strong customer and agent loyalty by continuing to improve customer service, including sales and administrative support functions. Beginning in January 2005 the Company is expanding its capacity to administer more Dental business without increasing administration costs by replacing our group administration system with a current state of the art system.

The Company has not been actively marketing Other Health policies for several years. However, in response to agent requests, certain cancer and disability protection products have been updated and promoted. Pricing, underwriting, and claims experience on these products are closely monitored.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current market environment. This practice has historically resulted in holding significant equity security positions, which tend to dampen current income yields in favor of an overall total return focus. The Company’s equity securities comprised 6.8% and 8.8% of its total investment portfolios at December 31, 2004 and 2003, respectively. The Company’s investment income yields were 4.7%, 4.5%, and 4.8% for 2004, 2003, and 2002, respectively. The 2003 yield decline resulted primarily from substantially lower interest rates on new investments, the Company’s 4% net addition to its fixed maturity portfolio during the year and a 13% increase in equity holdings, much of which is attributable to new Preneed Life business. Although the Company’s total return on investments has historically been very favorable, returns for the past three years have been severely impacted by declines in the airline, telecommunications and technology sectors, a general economic recession and the effect of terrorist events on the securities markets.

As detailed in the following table, net realized and unrealized investment gains totaled approximately $7,315,000 for the two years ended December 31, 2004, while net realized and unrealized losses totaled approximately $11,953,000 for the three years ended December 31, 2002. The Company does not anticipate severe deterioration in the securities markets as experienced during the years 2000 through 2002 although there is still some volatility in the equities markets. At December 31, 2004, the Company’s investment portfolios contain a net unrealized gain outstanding of $5,261,000. Below is an approximate calculation of investment income yields and “total return” (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) yields for the five years ending December 31, 2004.

Year Ended December 31,	2004	2003	2002	2001	2000
Investment Income	$6,349,451	$ 5,909,696	$ 5,665,596	$ 6,274,143	$ 5,993,362

Gains and Losses:
Fixed Maturities:
Realized gains (losses)	633,275	67,903	(228,710)	(1,260,092)	1,061,089
Unrealized gains (losses)	(188,485)	1,079,228	1,130,402	2,303,205	(1,655,112)
Net Fixed Maturities	444,790	1,147,131	901,692	1,043,113	(594,023)

Equity Securities:
Realized gains (losses)	2,234,976	1,909,732	(2,241,058)	(7,123,269)	119,790
Unrealized gains (losses)	(1,044,185)	2,622,024	(408,399)	2,160,985	(5,812,184)
Net Equity Securities	1,190,791	4,531,756	(2,649,457)	(4,962,284)	(5,692,394)

Total Gains and Losses	1,635,791	5,678,887	(1,747,765)	(3,919,171)	(6,286,417)

Total Return	$7,985,032	$ 11,588,583	$ 3,917,831	$ 2,354,972	$ (293,055)

Average Cash and Investments	$135,819,153	$131,440,555	$117,460,000	$112,980,000	$121,810,000

Yield – Income	4.7%	4.5%	4.8%	5.6%	4.9%
Yield – Total Shareholders’ Equity Return	5.9%	8.8%	3.3%	2.1%	(0.2)%

Segment Earnings. Pretax profit (loss) is shown below for the Company’s five business segments, along with total net realized investment gains (losses) and interest expense.

Year Ended December 31	2004	2003	2002

Segment Profit (Loss):
Home Service Life	$ (616,755)	$ 75,520	$ 275,809
Broker Life	(961,414)	(121,851)	(265,488)
Preneed Life	(275,350)	(955,227)	(670,349)
Dental	(150,335)	230,289	297,740
Other Health	(303,463)	(201,385)	(191,289)
Segment Totals	(2,307,317)	(972,654)	(553,577)
Net realized investment gains (losses)	2,868,250	1,977,635	(2,469,768)
Interest expense	354,200	363,273	305,715
Income (Loss) before income tax	$206,734	$641,708	$ (3,329,060)

The 2004 decrease in pretax income of $434,000 primarily results from (a) a decrease in premiums and other considerations of $5,600,000, or 16.7% (preneed premium decreased $6,200,000, or 47.1% while dental premium increased $900,000, or 11.2% and premium for other segments experienced modest decreases), (b) costs of $1,200,000 (settlement and legal costs) associated with the legal proceedings described in Item 3, (c) a decrease in net deferral of policy acquisition costs and amortization of value of insurance in force of $648,000, (d) additional one time expenses related to consulting and severance of $139,000, offset by (e) a decrease in policyholder benefits and commissions totaling $5,800,000, (f) an increase of $440,000 in investment income and (g) an increase of $891,000 in net realized investment gains.

The decline in pretax segment profit in 2003 was primarily attributable to decreased Preneed Life premium and adverse mortality.

Home Service Life

In 2004 the Home Service Life segment experienced lower investment income of $166,000 and increased expenses (including net deferral of policy acquisition costs) of $501,000, associated primarily with one-time consulting costs, severance and legal costs, resulting in a decrease in segment profit of $690,000.

Broker Life

The $840,000 increase in the loss in the Broker Life segment is primarily the result of settlement and legal costs of $1,200,000 related to legal proceedings described in Item 3, reduced investment income of $278,000, and a decrease in other expenses (including net deferral of policy acquisition costs) of $651,000.

Pre-need Life

The reduced loss of $680,000 in 2004 compared to 2003 is the result of the efforts described below along with higher investment yields and lower expenses resulting from the reduced level of new business. Although the Company is optimistic about improving profitability in this highly competitive market, if adverse profitability trends continue, several options are available. These options, including further lowering discretionary annual benefit increases and adjusting premiums and commissions on new business, could further adversely impact the Company’s ability to compete for new business. The 2003 Preneed Life increased loss compared to 2002 resulted from lower investment yields, unfavorable mortality, and increased expenses. During 2002, the Company accepted a significant amount of single-premium business, which generally has higher than average mortality rates. In addition, significant management and marketing resources were devoted to this business. To improve profitability, annual benefit growth rates were reduced in early 2003 and again in September 2004. Also, twice during 2002, certain commission rates were reduced and agent contracts revised to encourage production of the more profitable multi-pay products.

Dental

Information regarding Dental profitability is included below. The “contribution margin” shown below is a direct margin without allocable investment income and general expense.

Year Ended December 31	2004	2003	2002
Premium	$9,322,936	$8,385,774	$8,182,483
Claims and Reserves	$6,729,685	$5,778,191	$5,634,940
Contribution Margin	$1,393,735	$1,611,198	$1,560,208
Claim Ratio	72.2%	68.9%	68.9%

The overall Dental contribution margin decreased in 2004 by $380,000 due to adverse morbidity (especially related to one large group) and inadequate premium for groups renewing, after increasing slightly during 2003 due to improved claim levels. Also, the Company has encountered more competition as additional insurers continue to expand in the Dental market and Dental providers continue to provide higher levels of care to patients. The Company is continuing its ongoing efforts to maintain profitability in this line by reconfiguring products to provide adequate margins for the various dental procedures, utilizing a third-party company to provide expert assistance with ongoing adjudication of claims, and continuing its program of aggressive renewal underwriting and re-rating. A large group with a particularly high morbidity rate was not renewed in December 2004.

Other Health

The Company has not devoted significant marketing effort toward its Other Health products in recent years. However, during 2002 through 2004, a significant increase in disability claims occurred, with a concentration in New Jersey. The Company has strengthened underwriting practices in this area, has taken steps toward filing for a rate increase on its disability products, and has discontinued accepting applications for this policy in New Jersey in the fall of 2004.

Income Taxes. Historically, the Company has experienced a relatively low effective current income tax rate, due primarily to the small life insurance company deduction, along with operating loss carry forwards and capital loss carry forwards. The effective expense (benefit) rate was approximately (23)% and (11)% in 2004 and 2003, respectively.

The small life insurance company deduction allows the Life Insurance Subsidiaries to reduce their taxable income by 60% before computing their current provisions for regular or alternative minimum tax. However, for purposes of computing deferred income tax liabilities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company is precluded from assuming the small life insurance company deduction will be available in the future. Accordingly, by disallowing this deduction, SFAS No. 109 significantly increases the deferred taxes on the Life Insurance Subsidiaries’ temporary differences. Thus, when a significant increase or decrease occurs in the Company’s net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax may actually be paid on these net liabilities (when realized) at a rate potentially as low as 17% (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company’s gross deferred federal income tax liabilities and assets are more fully discussed in Note 6 of the Notes to Consolidated Financial Statements. The gross deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Life Insurance Subsidiaries and then offset against existing deferred tax liabilities. The Company’s valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

Statutory Insurance Information. For insurance regulatory and rating purposes, the Insurance Subsidiaries report on the basis of statutory accounting principles (“SAP”). In recent years, various state insurance departments and the NAIC have expressed concern, essentially about the “rate of return” earned by holders of small face amount life policies, potentially including Preneed policies. Although the Company does not believe calculating a simple “rate of return” or premium “pay-back” measure is meaningful for traditional life insurance products, certain state insurance regulators are considering actions that could alter the profitability of existing contracts or eliminate small face amount policies as a viable product offering.

During December 2002, Citizens Financial strengthened the statutory capital position of Citizens Security by acquiring $2,000,000 of Citizens Security redeemable preferred stock. During January 2001, Citizens Financial contributed 100% of the capital stock of Citizens Insurance to Citizens Security. The statutory value of this contribution was $3,540,555. Citizens Security has reported its investments in United Liberty and Citizens Insurance on the equity method of accounting, since their acquisition in 1998 and 2001, respectively. However, beginning in 2001, new rules changed the statutory equity method of accounting to preclude a parent insurer from recording as income, its share of undistributed subsidiary earnings. For 2004, 2003, and 2002, Citizens Security reported as income the $1,174,090, $116,400 and $214,000 respectively, of dividend distributions that it received from United Liberty and Citizens Insurance. At December 31, 2004, Citizens Security reported its investments in United Liberty and Citizens Insurance at their statutory equity values of $1,932,627 and $2,660,021 respectively. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income (loss), net operating income (loss), statutory capital and surplus, asset valuation reserves, and capital ratios for Citizens Security for the five years ended December 31, 2004.

Year Ended December 31	Net Income (Loss)	Net Operating Income (Loss)	Statutory Capital and Surplus	Asset Valuation Reserves[1]	Captial Ratio[2]
2004	$ 1,636,500	$ 146,794	$10,755,568	$ 2,049,370	12.0%
2003	$ 706,397	$ (496,618)	$11,128,656	$ 2,637,741	13.1%
2002	$(1,184,496)	$ (64,815)	$ 9,903,639	$ 862,732	11.6%
2001	$(3,497,701)	$ 361,863	$ 9,687,289	$ 978,418	13.6%
2000	$ 1,868,575	$ 715,250	$ 8,315,902	$ 1,589,735	13.7%

1 Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders’ surplus to reduce the impact of realized and unrealized investment losses. The 2000 through 2004 amounts also include United Liberty’s asset valuation reserves. Citizens Insurance does not have an Asset Valuation Reserve.

2 Represents Statutory Capital and Surplus plus Asset Valuation Reserves divided by invested assets plus cash.

The following table shows the changes to Citizens Security’s capital and surplus for the five years ended December 31, 2004.

	2004	2003	2002	2001	2000

Balance at beginning of the year	$11,128,656	$9,903,639	$9,687,289	$8,315,902	$12,942,331
Operating income	264,271	(352,170)	(42,778)	339,045	715,250
Net realized gains (losses)	1,372,229	1,058,567	(1,141,718)	(3,836,746)	1,153,325
Net unrealized gains (losses)	(1,801,699)	2,414,923	(950,278)	1,082,271	(7,874,939)
Change in deferred income taxes	(555,456)	85,666	(190,000)	(1,400,000)	---
Change in nonadmitted assets	(202,550)	(223,514)	475,124	(572,479)	(386,461)
Change in Asset valuation reserve	550,117	(1,758,455)	66,000	664,956	2,865,038
Cumulative effects of changes in
accounting principles	---	---	---	1,553,785	---
Additional paid in surplus	---	---	2,000,000	3,540,555	---
Redemption of preferred stocks	---	---	---	---	(1,200,000)
Adjustments to prior year surplus	---	---	---	---	101,358

Balance at the end of the year	$10,755,568	$11,128,656	$9,903,639	$9,687,289	$8,315,902

In addition to the statutory totals shown above, Citizens Insurance generated statutory net income of approximately $63,000, $76,000, and $93,000 during, 2002, 2001, and 2000, respectively without remitting any dividends to its parent. Citizens Insurance generated statutory net income in both 2004 and 2003 of $56,000 and paid dividends of $1,174,000 and $62,400 to Citizens Security in 2004 and 2003, respectively. United Liberty generated statutory net income (loss) of approximately ($692,000), $536,000, ($328,000), ($48,000), and $289,000 during 2004, 2003, 2002, 2001 and 2000, respectively and remitted dividends to its parent of $54,000 and $214,000 in 2003 and 2002 , respectively.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company’s first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will often exceed first year premiums. Accordingly, a statutory loss (surplus strain) often occurs on these sales during the first policy year. Historically, the Company’s level of life insurance sales has not significantly impacted statutory surplus.

The Company has completed a strategic review of its products and operations. A key element of this initiative is mitigating the significant losses incurred on the Preneed Life business segment and strengthening future profitability in the Broker Life, Home Service Life and Dental segments by increasing premiums, strengthening underwriting policies, modifying commissions, and where possible, lowering interest crediting or policy growth rates.

CASH FLOW AND LIQUIDITY

Due to losses in 2001 and 2002 and the adverse impact of the low interest rate environment on operating results, during 2002 the Company borrowed $2,000,000 from its Chairman to strengthen the statutory capital position of Citizens Security. The Company borrowed an additional $1,000,000 from its Chairman in 2003 for general operating capital. The borrowings from the Company’s Chairman are considered current debt as a result of a 90 day call provision in the loan agreement. The Company also has $2,791,669 of commercial bank debt outstanding, with scheduled repayments due through 2007. During 2004, 2003 and 2002 the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received a series of waivers of such violation through December 31, 2004. In return for the waivers the Company’s Chairman agreed to personally guarantee the outstanding bank debt. However, since the Company is not assured of meeting this covenant throughout 2005, the full balance of $2,791,669 can be considered payable within one year. Although the Company does not expect the full balance to be called during 2005, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2005 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which could service debt obligations through 2006. Additional information regarding debt obligations is included in Note 4 of the Notes to Consolidated Financial Statements.

A summary of all known commitments of the Company as of December 31, 2004, including the aforementioned borrowings, is as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
Note Payable to Bank	$ 2,791,669	$2,791,669	---	---	---
Note Payable to Related Party	$ 3,000,000	$3,000,000	---	---	---
Operating Leases	$ 77,571	$ 32,458	$ 43,654	$ 1,459	---

Management is not aware of any other commitments or unusual events that could materially affect the Company’s capital resources.

The Company generated approximately $913,000, $6,069,000 and $16,554,000 of cash flow from operations during 2004, 2003, and 2002, respectively. The fluctuations are principally attributable to growth of Preneed Life premiums in 2002 and a decrease in Preneed Life premiums in 2003 and 2004.

Cash used by investment activities of $2,464,000, $2,618,000, and $27,877,000 during 2004, 2003, and 2002 respectively, relates primarily to investing additional Preneed Life premiums in fixed maturity securities, although the 2002 total also includes investing $11,734,000 of cash and short term balances outstanding at December 31, 2001.

Cash used by financing activities during 2004 of $2,346,000 includes $1,342,000 of debt repayments, $902,000 of net withdrawals of policyholder deposits and $102,000 used to repurchase 13,600 shares of the Company’s common stock. The $1,562,000 of cash used by financing activities during 2003 includes $1,646,000 of debt repayments and

$908,000 of net withdrawals of policyholder deposits, partially offset by additional borrowings of $1,000,000. The quarterly bank loan payment due January 1, 2004 was paid by December 31, 2003; accordingly, the outstanding bank loan balance decreased by five quarterly installments during 2003. Cash used by financing activities during 2002 includes debt repayments of $1,317,000, net withdrawals of policyholder deposits of approximately $956,000 and $139,000 used to repurchase 29,987 shares of the Company’s common stock, partially offset by additional borrowings of $2,000,000.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in prices of equity securities and interest rates. Historically, total returns on the Company’s equity portfolio have been very favorable and the Company has successfully managed the risk of equity security price fluctuations over many years. The Company devotes significant attention to the equity markets and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets. The Company also manages market risks associated with investments in option securities, as described in Note 2 of the Notes to Consolidated Financial Statements. The fair value of the Company’s equity portfolio was approximately $8,943,000 and $11,337,000 at December 31, 2004 and 2003, respectively. Accordingly, a 10% decline in equity prices would have reduced the fair value of the Company’s equity portfolio by $894,000 and $1,113,000 at December 31, 2004 and 2003, respectively. The average cost value of the Company’s equity portfolio was $11,133,000 and $10,031,000 during 2004 and 2003, respectively.

Regarding interest rate risk, the value of the Company’s fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. Management estimates that a 100 basis point increase in interest rates (“rate shock”) would have decreased the fair value of its $115.1 million fixed maturity portfolio by approximately 6.3% or $7.3 million at December 31, 2004 and 6.0% or $6.5 million at December 31, 2003. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company’s policy liabilities bear fixed rates. However, approximately 45% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Insurance Subsidiaries. The Company’s cash flow testing (described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company’s fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. During 2004 and 2003, the Company increased durations of the fixed maturity portfolio. At December 31, 2004 cash and fixed-maturity investments with maturities of less than five years equaled approximately 26% of total policy liabilities compared to approximately 32% at December 31, 2003. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company’s debt varies quarterly and is therefore also subject to interest rate risk. For its commercial bank debt, the Company elects the lower of the prime lending rate or the one-month LIBOR rate plus 2.75%. For its related party debt, the interest rate is the higher of 6% or the commercial bank prime lending rate plus 1%. At December 31, 2004, the weighted average rate on the Company’s $5,791,669 of borrowings was 5.84%. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

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

The Life Insurance Subsidiaries’ most recent cash flow testing, which was completed in February 2005, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-30 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of the Life Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Life Insurance Subsidiaries’ business could negatively impact testing results and require the initiation of corrective measures.

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

The above discussion centers on asset management. Other possible corrective measures might involve liability realignment. The Company’s marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company's current liquidity, current bond portfolio maturity distribution and cash flow from operations give it substantial resources to administer its existing business and fund growth generated by direct sales.

FORWARD-LOOKING INFORMATION

All statements, trend analyses and other information contained in this report relative to markets for the Company’s products and trends in the Company’s operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

•

the market value of the Company’s investments, including stock market performance and prevailing interest rate levels (see the Cash Flow and Liquidity section of this Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations);

•	customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
•	mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company’s insurance products;
•	regulatory changes or actions, including those relating to regulation of insurance products and insurance companies (see the State Insurance Regulation section of Item 1 - Business);
•	ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
•	general economic conditions and increasing competition which may affect the Company’s ability to sell its products;

•	the Company’s ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
•	unanticipated adverse litigation outcomes (see Item 3 – Legal Proceedings); and
•	changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company’s products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company’s results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are described in the Cash Flow and Liquidity section of Item 7 - Management’s Discussion and Analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES

Financial Statements For Full Fiscal Years	Page

Report of Independent Registered Public Accounting Firm	30

Consolidated Statements of Operations for the

years ended December 31, 2004, 2003 and 2002	31

Consolidated Balance Sheets at

December 31, 2004 and 2003	32

Consolidated Statements of Shareholders' Equity

for the years ended December 31, 2004, 2003 and 2002	34

Consolidated Statements of Cash Flows for the

years ended December 31, 2004, 2003 and 2002	35

Notes to Consolidated Financial Statements	36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants nor have there been any disagreements on accounting and financial disclosure requiring disclosure pursuant to the Instructions to this Item.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2004. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION

There is no other information requiring disclosure pursuant to the Instructions to this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Citizens Financial Corporation

We have audited the accompanying consolidated balance sheets of Citizens Financial Corporation and subsidiaries at December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 18, 2005

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31	2004	2003	2002
Revenues:
Premiums and other considerations	$29,172,002	$34,781,963	$ 39,722,589
Premiums ceded	(1,199,593)	(1,195,485)	(1,243,439)
Net premiums earned	27,972,409	33,586,478	38,479,150
Net investment income	6,349,451	5,909,696	5,665,596
Net realized investment gains (losses)	2,868,250	1,977,635	(2,469,768)
Other income	168,431	251,628	427,440
Total Revenues	37,358,541	41,725,437	42,102,418

Policy Benefits and Expenses:
Policyholder benefits	22,805,596	21,236,405	19,210,582
Policyholder benefits ceded	(1,214,013)	(1,081,327)	(1,340,821)
Net benefits	21,591,583	20,155,078	17,869,761
Increase in net benefit reserves	1,280,849	6,723,513	13,226,999
Interest credited on policyholder deposits	653,111	695,563	781,988
Commissions	4,912,729	6,295,506	7,394,498
General expenses	7,550,253	6,612,964	6,246,475
Interest expense	354,200	363,273	305,715
Policy acquisition costs deferred	(1,183,865)	(1,872,133)	(2,712,796)
Amortization expense:
Deferred policy acquisition costs	1,339,725	1,311,886	1,445,740
Value of insurance acquired	429,707	497,993	560,305
Depreciation expense	223,515	300,086	312,793
Total Policy Benefits and Expenses	37,151,807	41,083,729	45,431,478
Income (Loss) before income tax	206,734	641,708	(3,329,060)
Income tax benefit	(48,879)	(70,114)	(757,000)
Net Income (Loss)	$ 255,613	$ 711,822	$(2,572,060)
Net Income (Loss) per Common Share, basic and diluted	$0.15	$.42	$(1.50)

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Balance Sheets

December 31	2004	2003
ASSETS

Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost of $111,471,499 and $104,768,393 in 2004 and 2003, respectively)	$ 115,080,380	$ 108,640,262
Equity securities (cost of $7,291,232 and $8,061,783 in 2004 and 2003, respectively)	8,943,141	11,336,964
Investment real estate	3,070,873	3,162,223
Policy loans	4,499,635	4,409,301
Short-term investments	651,766	642,748
Total Investments	$ 132,245,795	$ 128,191,498

Cash and cash equivalents	4,691,611	8,588,896
Accrued investment income	1,637,321	1,685,776
Reinsurance recoverable	2,735,671	2,834,222
Premiums receivable	165,107	256,140
Property and equipment	1,645,083	2,640,579
Deferred policy acquisition costs	10,108,475	10,325,660
Value of insurance acquired	2,689,902	3,119,609
Goodwill	755,782	755,782
Federal income tax receivable	218,147	421,676
Other assets	377,665	60,494
Total Assets	$ 157,270,559	$ 158,880,332

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Balance Sheets

December 31	2004	2003
LIABILITIES

Policy liabilities:
Future policy benefits	$ 110,599,339	$ 109,383,695
Policyholder deposits	15,281,691	15,530,824
Policy and contract claims	1,961,367	1,663,249
Unearned premiums	202,668	249,572
Other	836,924	310,464
Total Policy Liabilities	128,881,989	127,137,804

Note payable – bank	2,791,669	4,133,335
Note payable – related party	3,000,000	3,000,000
Accrued expenses and other liabilities	1,782,098	1,805,934
Deferred federal income tax	1,060,452	1,969,850
Total Liabilities	137,516,208	138,046,923

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, 6,000,000 shares authorized; 1,671,628 and 1,685,228 shares issued and outstanding in 2004 and 2003, respectively	1,671,628	1,685,228
Additional paid-in capital	7,081,921	7,170,321
Accumulated other comprehensive income	3,362,802	4,595,473
Retained earnings	7,638,000	7,382,387
Total Shareholders’ Equity	19,754,351	20,833,409
Total Liabilities and Shareholders’ Equity	$ 157,270,559	$ 158,880,332

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income (Loss) Total

Balance at January 1, 2002	$1,716,815	$7,285,938	$1,757,105	$9,242,625
Net Loss				(2,572,060)	$(2,572,060)
Net unrealized appreciation of available-for-sale securities			466,654		466,654
Comprehensive loss					$(2,105,406)
Common stock repurchases	(29,987)	(109,458)

Balance at December 31, 2002	$1,686,828	$7,176,480	$2,223,759	$6,670,565
Net Income				711,822	$711,822
Net unrealized appreciation of Available-for-sale securities			2,371,714		2,371,714
Comprehensive gain					$3,083,536
Common stock repurchases	(1,600)	(6,159)

Balance at December 31, 2003	$1,685,228	$7,170,321	$4,595,473	$7,382,387
Net Income				255,613	$255,613
Net unrealized depreciation of Available-for-sale securities			(1,232,671)		(1,232,671)
Comprehensive loss					$(977,058)
Common stock repurchases	(13,600)	(88,400)

Balance at December 31, 2004	$1,671,628	$7,081,921	$3,362,802	$7,638,000

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31	2004	2003	2002

Cash Flows from Operations:
Net income (loss)	$ 255,613	$ 711,822	$ (2,572,060)
Adjustments reconciling to cash from operations:
Increase in benefit reserves	1,168,740	6,739,457	13,296,995
Increase (decrease) in claim liabilities	298,118	(133,946)	354,839
(Increase) decrease in reinsurance recoverable	98,551	52,034	(130,576)
Interest credited on policyholder deposits	652,748	695,517	781,762
Provision for amortization and depreciation, net of deferrals	830,683	237,832	(393,958)
Amortization of premium and accretion of discount on securities purchased, net	5,813	75,056	26,712
Net realized investment (gains) losses	(2,868,251)	(1,977,635)	2,469,768
(Increase) decrease in accrued investment income	48,455	(355,740)	60,514
Change in other assets and liabilities	535,990	(169,252)	468,709
Decrease (increase) in deferred federal income tax liability	3,600	365,764	(413,000)
(Increase) decrease in federal income taxes receivable	(117,326)	(171,518)	2,604,775

Net Cash provided by Operations	912,734	6,069,391	16,554,480

Cash Flows from Investment Activities:
Securities available-for-sale:
Purchases – fixed maturities	(44,555,179)	(75,888,126)	(69,026,797)
Purchases – equity securities	(13,360,972)	(14,662,490)	(13,333,227)
Sales and maturities – fixed maturities	38,454,375	72,708,562	43,724,194
Sales – equity securities	16,320,125	15,551,998	10,922,498
Investment management and brokerage account fees	(355,241)	---	(48,716)
Short-term investments sold (acquired), net	---	---	19,811
Additions to real estate	(83,757)	(26,529)	---
(Additions) reductions to property and equipment, net	896,826	(70,025)	(31,908)
Other investing activities, net	219,351	(231,417)	(102,479)
Net Cash used in Investment Activities	(2,464,472)	(2,618,027)	(27,876,624)

Cash Flows from Financing Activities:
Policyholder deposits	754,065	68,022	741,863
Policyholder withdrawals	(1,655,945)	(976,069)	(1,698,063)
Proceeds from additional borrowings- related party	---	1,000,000	2,000,000
Payments on notes payable – bank	(1,341,666)	(1,645,833)	(1,316,666)
Repurchase of common stock	(102,001)	(7,759)	(139,445)
Net Cash used in Financing Activities	(2,345,547)	(1,561,639)	(412,311)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,897,285)	1,889,725	(11,734,455)
Cash and Cash Equivalents at Beginning of Period	8,588,896	6,699,171	18,433,626
Cash and Cash Equivalents at End of Period	$ 4,691,611	$ 8,588,896	$ 6,699,171

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation. The accompanying consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly owned subsidiaries: Citizens Security Life Insurance Company (“Citizens Security”), United Liberty Life Insurance Company (“United Liberty”), Citizens Insurance Company (“Citizens Insurance”), and Corporate Realty Service, Inc. (“Corporate Realty”). These entities are collectively hereinafter referred to as the "Company.” United Liberty and Citizens Insurance are also wholly owned subsidiaries of Citizens Security. All significant intercompany accounts and transactions are eliminated in consolidation. Certain balances in prior years have been reclassified to conform to current year classifications.

Nature of Operations. The Company engages primarily in the business of life insurance, annuities and accident and health insurance through Citizens Security and United Liberty (“the Life Insurance Subsidiaries”). The Life Insurance Subsidiaries offer life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents. Citizens Insurance is licensed as a property and casualty insurer in six states but currently has no business in force. Corporate Realty manages the Company’s real estate along with two other properties affiliated with the Company’s Chairman.

The individual life insurance products currently offered by the Life Insurance Subsidiaries consist of traditional whole life insurance and universal life insurance policies. Citizens Security also sells group life and accidental death and dismemberment policies. The fixed-rate annuity products offered by Citizens Security consist of flexible premium deferred annuities, life policy annuity riders, and single premium deferred annuities. Citizens Security’s individual accident and health insurance products provide coverage for monthly income during periods of hospitalization, scheduled reimbursement for specific hospital and surgical expenses and cancer treatments, and lump sum payments for accidental death or dismemberment, while the group accident and health products provide coverage for short and long-term disability, income protection and dental procedures.

Citizens Security is licensed to sell products in the District of Columbia and 20 states primarily located in the South and Southeast. United Liberty is licensed to sell products in 21 states primarily located in the South, Midwest, and West. United Liberty's ongoing sales efforts are focused primarily in nine states where Citizens Security is not licensed.

The Life Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 3,100 sales representatives. Many of these also represent other insurance carriers. Approximately 900 of the agents specialize in the home service market while approximately 800 are Preneed representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Company management periodically evaluates whether the declines in fair value of investments are other-than-temporary. These evaluations consist of a review of qualitative and quantitative factors, including analysis of the Company’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also take into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the issuer, and such other factors as may be relevant. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Determining what constitutes an other-than-temporary decline involves significant judgment. Declines in fair value below cost not considered other-than-temporary in the current period could be considered other-than-temporary in a future period and reduce earnings to the extent of the write-down.

For purposes of computing realized gains and losses on fixed maturities and equity securities sold, the carrying value is determined using the specific-identification method. Policy loans are carried at unpaid balances. Investment real estate is carried at depreciated cost. Short-term investments, which consist of certificates of deposit, are carried at cost, which approximates fair value. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are also carried at cost, which approximates fair value.

Deferred Policy Acquisition Costs. Commissions and other policy acquisition costs which vary with, and are primarily related to, the production of new insurance contracts are deferred, to the extent recoverable from future policy revenues and gross profits, and amortized over the life of the related contracts. See Premiums, Benefits and Expenses regarding amortization methods.

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 2004 was $2,856,002 ($2,661,266 at December 31, 2003).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Effective January 1, 2002, the Company discontinued amortizing goodwill and began testing for potential impairment of goodwill on an annual basis. Prior to 2002, the Company amortized goodwill over 10 to 20 years using the straight-line method. At December 31, 2004 and 2003, accumulated amortization was $412,861.

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 2004, accumulated amortization was $6,606,472 ($6,176,765 at December 31, 2003).

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

Participating insurance business constituted approximately 5%, 6%, 6% of ordinary life insurance in force at December 31, 2004, 2003 and 2002, and 3%, 1%, and 1% of annualized ordinary life premium in force at December 31, 2004, 2003, and 2002, respectively. Participating dividends are determined at the discretion of the Board of Directors.

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

Note 2-INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other-than-temporary. The table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003.

2004		Gross	Gross Unrealized Losses
Available-for-sale securities:	Amortized Cost	Unrealized Gains	Less Than 12 Months	Greater Than 12 Months	Fair Value
US Government Obligations	$ 21,331,733	$ 260,549	$ 42,664	$---	$ 21,549,618
State and Political Subdivisions	2,091,209	125,978	---	---	2,217,187
Corporate Bonds	86,770,447	3,636,099	382,165	39,064	89,985,317
Mortgage-Backed Securities	1,278,110	50,148	---	---	1,328,258
Total Fixed Maturity Securities	111,471,499	4,072,774	424,829	39,064	115,080,380
Equity Securities	7,291,232	1,796,923	145,014	---	8,943,141
Total	$ 118,762,731	$5,869,697	$569,843	$39,064	$124,023,521

2003		Gross	Gross Unrealized Losses
Available-for-sale securities:	Amortized Cost	Unrealized Gains	Less Than 12 Months	Greater Than 12 Months	Fair Value
US Government Obligations	$ 18,407,667	$ 656,420	$ 35,345	$ ---	$ 19,028,742
State and Political Subdivisions	500,000	23,705	---	---	523,705
Corporate Bonds	74,952,735	3,109,890	273,473	---	77,789,152
Mortgage-Backed Securities	10,907,991	432,383	41,711	---	11,298,663
Total Fixed Maturity Securities	104,768,393	4,222,398	350,529	---	108,640,262
Equity Securities	8,061,783	3,455,279	179,243	855	11,336,964
Total	$112,830,176	$ 7,677,677	$ 529,772	$ 855	$119,977,226

When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the insurer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

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

The Company’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains (losses) in the Consolidated Statements of Operations.

Investments that are impaired at December 31, 2004 for which an other-than-temporary impairment has not been recognized consist mainly of corporate bond issues. The impairment of these securities has been deemed as temporary due to the assigned rating and the typical fluctuations of these particular securities in the marketplace. The aggregated unrealized losses at December 31, 2004 is approximately 0.5% of the aggregated amortized cost of all securities. There are a total of 30 securities held that are considered temporarily impaired, one of which has been impaired for twelve months or longer and remained impaired at February 28, 2005. This security is rated AAA by three nationally recognized rating agencies.

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, at December 31, 2004, 2003 and 2002, and the amount of net realized investment gain or loss included in net income for the respective years then ended are shown below. The 2002 change in net unrealized appreciation for fixed maturities shown below is after recognizing the January 1, 2001 pretax transition adjustment of approximately $471,532.

Year Ended December 31	2004	2003	2002
Fixed maturities:
Change in net unrealized appreciation	$ (262,986)	$ 1,079,228	$ 1,130,402
Net realized gain (loss)	$ 633,275	$ 67,903	$ (228,710)
Equity securities:
Change in net unrealized appreciation	$ (1,623,273)	$ 2,622,024	$ (408,399)
Net realized gain (loss)	$ 2,234,976	$ 1,909,732	$(2,241,058)

The amortized cost and fair value of investments in fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.

December 31, 2004	Amortized Cost	Fair Value
Due in one year or less	$ 3,158,894	$ 3,191,570
Due after one year through five years	25,257,848	25,814,085
Due after five years through ten years	44,770,352	46,087,722
Due after ten years	37,006,295	38,658,745
Subtotal	110,193,389	113,752,122
Mortgage-backed securities	1,278,110	1,328,258
Total	$ 111,471,499	$ 115,080,380

Gross gains of $1,286,065, $747,764, and $555,169 and gross losses of $652,790, $679,861, and $819,705 were realized on the sale of available-for-sale fixed maturities during 2004, 2003, and 2002, respectively. Included in gross realized losses during 2004, 2003, and 2002 are net adjustments to the carrying value of available-for-sale fixed maturities of $333,676, $83,000, and $501,399 respectively, relating to declines in value which were considered by management to be other than temporary. Net realized gains from the sale of fixed maturities have been decreased by $17,641, $33,393, and $35,826 in 2004, 2003, and 2002 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $10,087 and $309,323 in 2004 and 2003, respectively, for incentive fees earned by the portfolio manager.

Gross gains of $3,519,715, $2,652,205, and $1,814,053 and gross losses of $1,281,739, $757,038, and $4,093,424 were realized on the sale of available-for-sale equity securities during 2004, 2003 and 2002. Included in gross realized losses during 2004, 2003 and 2002 are adjustments to the carrying value of available-for-sale equity securities of $473,421, $51,600, and $753,953 respectively, relating to declines in value that were considered by management to be other than temporary. Net realized gains from the sale of equity securities have been decreased by $62,260, $42,130, and $47,936 in 2004, 2003, and 2002 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $35,599, $7,769, and $9,623 in 2004, 2003, and 2002, respectively, for incentive and management fees earned by the portfolio manager.

Net unrealized appreciation of available-for-sale securities is summarized as follows:

December 31	2004	2003
	Net appreciation on available-for-sale:
Fixed maturities	$ 3,608,881	$3,871,869
Equity securities	1,651,909	3,275,181
Adjustment of deferred policy acquisition costs	(165,636)	(184,213)
Deferred income taxes	(1,732,353)	(2,367,364)
Net unrealized appreciation	$ 3,362,801	$4,595,473

Investment management services were provided through January 31, 2004 by a firm affiliated with certain board members and shareholders of the Company – see Note 14 - Related Party Transactions.

Major categories of investment income are summarized as follows:

Year Ended December 31	2004	2003	2002
Fixed maturities	$5,604,791	$5,359,822	$4,985,779
Equity securities	337,808	325,847	269,695
Investment real estate	315,208	129,051	223,822
Mortgage loans on real estate	---	---	9,328
Policy loans	278,503	270,648	254,693
Short-term investments and other	72,204	59,902	216,602
Subtotal	6,608,514	6,145,270	5,959,919
Investment expense	(259,063)	(235,574)	(294,323)
Net investment income	$6,349,451	$5,909,696	$5,665,596

The decrease in investment real estate income from 2002 to 2003 is principally related to a real estate management fee of $188,000 charged to Citizens Security (owner of the real estate) by the Company offsetting general expenses. In 2004 no real estate management fee was charged due to the minimal efforts involved.

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The following are the only investments (other than the U.S. Governments) comprising more than ten percent of shareholders’ equity at December 31, 2004: Wyeth ($2,499,600) and Federal National Mortgage Association ($2,091,209). At December 31, 2004, the Company had no investments that had not been income producing for a period of at least twelve months prior to year-end and had approximately $171,000 of fixed maturity securities on non-accrual status at December 31, 2004.

The following table is a reconciliation of the net unrealized gain (loss) arising during the period and the change in net unrealized gains (losses) as reported on the accompanying statements of shareholders’ equity.

Year Ended	Pretax Amount	Tax Expense	Net-of-Tax Amount

December 31, 2004:
Unrealized gain	$ 1,000,568	$ 340,195	$ 660,373
Less: Reclassification adjustment for gains realized in net income	2,868,251	975,206	1,893,045
Change in net unrealized gain	$(1,867,683)	$ (635,011)	$(1,232,672)

December 31, 2003:
Unrealized gain	$ 5,571,141	$ 1,894,188	$ 3,676,953
Less: Reclassification adjustment for gains realized in net income	1,977,635	672,396	1,305,239
Change in net unrealized gain	$ 3,593,506	$ 1,221,792	$ 2,371,714

As an income generation strategy, the Company takes certain option positions, generally on equity securities or related market indices and on equity options embedded in convertible bonds. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 2004, option purchases totaled approximately $228,000 and related net realized gains totaled approximately $81,000. At December 31, 2004 net option positions outstanding had a market value of $248,000 (included in Other assets in Consolidated Balance Sheets), and net realized gains on options totaling $248,000 were recorded during 2004.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying value of $51,920,477 at December 31, 2004, placed on deposit at various financial institutions which are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land, which it currently occupies. At both December 31, 2004 and 2003, the Company occupied approximately 31% of the building with the remaining space leased or available for lease to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portions are reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 2004 and 2003 on the investment real estate portion of the building was $1,375,856 and $1,264,688, respectively.

The Company leases office space to third-party tenants under noncancellable lease agreements. Future minimum rental income is $451,000, $229,000, $122,000, $110,000 and $35,000 for years 2005 through 2009, respectively.

Note 3-VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset which represents the present value of future profits on business acquired, using interest rates of 6.6% to 9%. Balances outstanding relate primarily to the purchase of United Liberty, two additional companies which have been merged into Citizens Security (Integrity National Life Insurance Company and Old South Life Insurance Company) and the National Affiliated Investors Life block of business. An analysis of the value of insurance acquired for the year’s ended December 31, 2004, 2003 and 2002 is as follows:

Year Ended December 31	2004	2003	2002
Balance at beginning of year	$3,119,609	$3,617,602	$4,177,907
Accretion of interest	178,070	228,380	253,996
Amortization	(607,777)	(726,373)	(814,301)
Balance at end of year	$2,689,902	$3,119,609	$3,617,602

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 2005- $292,000; 2006 - $259,000; 2007 - $229,000, 2008 - 203,000 and 2009 - $180,000.

Note 4-DEBT

Debt consists of the following:

December 31	2004	2003
Commercial bank, due 2007	$ 2,791,669	$ 4,133,335
Related party, due 2007	3,000,000	3,000,000
Total	$ 5,791,669	$ 7,133,335

The Company’s outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank’s prime lending rate or the one month LIBOR rate plus 2.75%. Scheduled principal installments are due as follows: 2005 and 2006 - $1,416,666; and 2007 - $312,502. However, the loan agreement for the bank notes contains covenants regarding asset acquisitions, shareholders’ equity and dividends, and maintenance of a debt to earnings ratio. During 2004 and 2003 the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received a waiver from the lender of such violation through December 31, 2004. In return for the waiver the Company’s Chairman agreed to personally guarantee the outstanding bank debt. However, since the Company is not assured of meeting this covenant throughout 2005, the full balance of $2,791,669 is considered payable within one year. Although the Company does not expect the full balance to be called during 2005, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2005 debt obligations. In addition, the Company’s

Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which management believes will service debt obligations through 2006. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank notes.

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 from its Chairman in December 2003 for general operating capital. These amounts borrowed from the Company’s Chairman are considered current debt due to a 90 day call provision in the loan agreement. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1%. The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2005, except however, under terms of a subordination agreement between the Chairman and the Company’s commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid. The stated maturity dates for these notes was extended to June 30, 2006 by action of the Company’s Board of Directors in March 2005 as agreed to by its Chairman.

Cash paid for interest on debt was $354,201, $431,071, and $412,719, during 2004, 2003 and 2002, respectively.

Note 5-EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of earnings (losses) per share. No dividends were paid or accrued for 2004, 2003, or 2002.

December 31	2004	2003	2002
Numerator: Net Income (Loss)	$255,613	$711,822	$(2,572,060)

Denominator: Weighted average common shares	1,680,227	1,685,390	1,711,627

Earnings (Loss) Per Share:	$0.15	$.42	$(1.50)

Note 6-INCOME TAXES

Income taxes consist of the following:

December 31	2004	2003	2002
Current tax expense (benefit)	$245,000	$(436,000)	$(344,000)
Deferred tax expense (benefit)	(294,000)	366,000	(413,000)
Income tax benefit	$ 49,000	$ 70,000	$ 757,000

Tax expense includes a current state and local income tax benefit of $36,000, in 2002. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

December 31	2004	2003
Deferred Tax Liabilities:
Value of insurance acquired	$ 914,567	$ 931,823
Deferred policy acquisition costs	2,228,562	2,129,436
Net unrealized gains on available-for-sale securities	1,804,427	2,364,364
Other	380,183	607,655
Total deferred tax liabilities	5,327,739	6,033,278

Deferred Tax Assets:
Policy and contract reserves	3,597,933	3,471,931
Fixed maturities and equity securities	219,733	240,412
Real estate	548,668	548,668
Alternative minimum tax credit carryforwards	264,822	62,996
Net operating and capital loss carryforwards	349,895	523,661
Other	401,849	165,070
Total deferred tax assets	5,382,900	5,012,738
Valuation allowance for deferred tax assets	(1,115,613)	(949,310)
Net deferred tax assets	4,267,287	4,063,428

Net deferred tax assets (liabilities)	$ (1,060,452)	$ (1,969,850)

The following is a reconciliation of income tax expense at the federal statutory rate, to the tax at the Company’s effective income tax rate:

December 31	2004	2003	2002
Tax at the statutory rate	$ 70,000	$ 218,000	$(1,132,000)
Change in valuation allowance	53,000	(411,000)	314,000
Small life deduction	---	---	106,000
State and local income tax	(68,000)	---	(36,000)
Surtax exemption and other	(99,000)	131,000	(2,000)
Dividend exclusion	(5,000)	(8,000)	(7,000)
Tax at the effective rate	$ (49,000)	$ (70,000)	$ (757,000)

Income taxes paid in 2004 were $34,437. Income taxes refunded in 2003, and 2002 were $324,000, and $3,065,000, respectively. The Company has $237,000 of net operating loss carryforwards and $106,000 of capital loss carryforwards, which expire in years 2018 and 2008, respectively. The change in the valuation allowance is due principally to the limitation in the recovery of prior year taxes at the full statutory rate.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders’ surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders’ surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders’ surplus would be subject to income tax. At December 31, 2004, Citizens Security could have paid additional dividends of approximately $22,400,000 before paying tax on any part of its policyholders’ surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 2004.

Note 7-STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS’ EQUITY

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

Statutory-basis net income and capital and surplus for the Company’s combined insurance operations, for the three years ended December 31, 2004 are shown below. These amounts are combined totals for Citizens Security, United Liberty, and Citizens Insurance, with adjustments to eliminate intercompany holdings and activity.

December 31	2004	2003	2002
Net Income (Loss)	$ (172,701)	$ 1,182,848	$ (1,663,236)
Capital and Surplus	$ 10,755,568	$ 11,128,657	$ 9,903,639

Principal differences between SAP and GAAP include: a) costs of acquiring new policies are generally deferred and amortized for GAAP; b) value of insurance inforce acquired is established as an asset for GAAP; c) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP; d) the change in SAP deferred income taxes associated with timing differences is recorded directly to equity rather than as a component of net income as required for GAAP; e) assets and liabilities of acquired companies are adjusted to their fair values at acquisition with the excess purchase price over such fair values recorded as goodwill under GAAP; f) available-for-sale fixed maturity investments are reported at fair value with unrealized gain and losses reported as a separate component of shareholders’ equity for GAAP; and g) statutory asset valuation reserves and interest maintenance reserves are not required for GAAP.

Statutory restrictions limit the amount of dividends which the insurance companies may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder’s surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 2002, the Company purchased $2,000,000 of redeemable preferred stock from Citizens Security. United Liberty paid dividends to Citizens Security of $54,000, and $214,000 during 2003, and 2002, respectively and Citizens Insurance paid dividends to Citizens Security of $1,174,090 and $62,400 in 2004 and 2003, respectively. The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for insurance companies domiciled in Kentucky. The KOI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its required authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Based on RBC computations as of December 31, 2004, the Insurance Subsidiaries each have statutory capital in excess of minimum regulatory requirements.

Note 8--SEGMENT INFORMATION

The Company’s operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and less to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and less. Other products, which are not aggressively marketed, in this segment include: group life, universal life, annuities and participating life policies. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with benefits generally in amounts of $10,000 and less. These policies are generally sold to middle aged to elderly individuals at increased premium rates. Dental products are term policies generally sold to small and intermediate size employer groups. Other Health products include various accident and health policies sold to individuals and employer groups.

Segment information as of December 31, 2004, 2003 and 2002, and for the years then ended is as follows:

December 31	2004	2003	2002
Revenue:
Home Service Life	$8,873,473	$ 9,147,813	$ 9,260,097
Broker Life	5,731,569	6,019,952	5,964,089
Preneed Life	9,422,793	14,780,938	19,706,136
Dental	9,358,935	8,417,118	8,209,257
Other Health	1,103,521	1,381,981	1,432,607
Segment Totals	34,490,291	39,747,802	44,572,186
Net realized investment gains (losses)	2,868,250	1,977,635	(2,469,768)
Total Revenue	$37,358,541	$41,725,437	$42,102,418

Below are the net investment income amounts that are included in the revenue totals above.

Year Ended December 31	2004	2003	2002
Net Investment Income:
Home Service Life	$ 1,649,798	$ 1,784,285	$ 1,790,949
Broker Life	2,169,421	2,403,352	2,178,667
Preneed Life	2,421,733	1,605,477	1,592,356
Dental	35,069	30,071	24,896
Other Health	73,430	86,511	78,728
Segment Totals	$ 6,349,451	$ 5,909,696	$ 5,665,596

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax earnings, determined in accordance with the accounting policies described in Note 1, except net realized investment gains and interest expense are excluded. A significant portion of the Company’s realized investment gains and losses are generated from investments in equity securities.

Year Ended December 31	2004	2003	2002
Segment Profit (Loss):
Home Service Life	$ (616,755)	$ 75,520	$275,809
Broker Life	(961,413)	(121,851)	(265,488)
Preneed Life	(275,350)	(955,227)	(670,349)
Dental	(150,335)	230,289	297,740
Other Health	(303,463)	(201,385)	(191,289)
Segment Totals	(2,307,316)	(972,654)	(553,577)
Net realized investment gains (losses)	2,868,250	1,977,635	(2,469,768)
Interest expense	354,200	363,273	305,715
Income (Loss) before income tax	$ 206,734	$ 641,708	$ (3,329,060)

Depreciation and amortization amounts below consist of amortization of the value of insurance acquired and deferred policy acquisition costs, along with depreciation expense.

December 31	2004	2003	2002
Depreciation and Amortization:
Home Service Life	$ 701,531	$ 661,301	$ 750,811
Broker Life	365,988	682,276	482,049
Preneed Life	824,291	673,426	983,848
Dental	45,431	61,304	61,480
Other Health	55,706	31,658	40,650
Segment Totals	$ 1,992,947	$ 1,992,947	$ 2,318,838

Segment asset totals are determined based on policy liabilities outstanding in each segment.

December 31	2004	2003	2002
Assets:
Home Service Life	$41,465,725	$ 41,312,914	$ 45,219,971
Broker Life	54,414,225	54,585,019	53,874,949
Preneed Life	58,560,125	60,100,723	46,739,831
Dental	1,025,005	930,279	660,334
Other Health	1,805,479	1,951,397	1,946,447
Total Assets	$157,270,559	$158,880,332	$148,441,532

Note 9--QUARTERLY FINANCIAL DATA (Unaudited)

Below is selected consolidated quarterly financial data for each of the two years ended December 31:

Year 2004 – Quarter	1	2	3	4

Segment Revenue	$8,742,838	$8,960,334	$8,839,710	$7,947,408
Investment gains (losses), net	228,186	61,571	914,109	1,664,385
Total Revenue	8,971,024	9,021,905	9,753,819	9,611,793

Segment (Loss)	(283,457)	(823,364)	(667,580)	(532,919)
Investment gains (losses), net	228,186	61,571	914,109	1,664,385
Interest expense	90,588	87,238	87,942	88,432
Income tax expense (benefit)	(36,248)	23,644	12,604	(48,879)
Net Income (Loss)	$(109,611)	$(872,675)	$145,983	$1,091,913

Net Income (Loss) Per Share	$(0.07)	$(0.52)	$0.09	$0.65

Year 2003 – Quarter	1	2	3	4

Segment Revenue	$ 10,407,982	$ 10,246,444	$ 10,099,329	$ 8,994,047
Investment gains (losses), net	(276,163)	111,435	925,557	1,216,806
Total Revenue	10,131,819	10,357,879	11,024,886	10,210,853

Segment Profit (Loss)	(37,947)	(401,774)	(562,614)	29,681
Investment gains (losses), net	(276,163)	111,435	925,557	1,216,806
Interest expense	92,208	97,401	90,068	83,596
Income tax (benefit)	(73,000)	(68,000)	20,000	50,886
Net Income (Loss)	$ (333,318)	$ (319,740)	$ 252,875	$ 1,112,005

Net Income (Loss) Per Share	$ (.20)	$ (.19)	$ .15	$ .66

The Company realized significant increases in realized capital gains in the 3rd and 4th quarters of both 2004 and 2003 due to restructuring the investment portfolio to include a greater proportion of fixed maturity investments and fewer equity investments while taking advantage of an upturn in the equities market.

Upon review for impaired securities, the Company recognized as realized losses (included in Investment gains (losses), net) $101,000, $653,000 and $53,000 in the 1st, 3rd and 4th quarters, respectively of 2004 and $68,000 and $67,000 in the 1st and 2nd quarters, respectively of 2003 in other-than-temporary market declines.

Note 10--REINSURANCE

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

Note 11—CONTINGENCIES

United Liberty, which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders in 2000. The Complaint action referred to a class of life insurance policies, including related certificates of participation, that United Liberty issued over a period of years ending around 1971 (known as “Five Star Policies”). It alleged that United Liberty’s dividend payments on these policies from 1993 through 1999 were less than the amounts required by the certificates of participation. It did not specify the amount of the alleged underpayment but implied a maximum of about $850,000. The plaintiffs also alleged that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty denied the material allegations of the Complaint and has defended the action vigorously.

As a result of a provisional settlement agreement dated October 8, 2004, that would apply to all holders of the Five Star Policies wherever they reside, United Liberty has recognized as of September 30, 2004 an obligation for future payments to the policyholders and their attorneys totaling $825,000. The terms of the settlement agreement are subject to the approval of the court in which the action is pending. The court has not yet scheduled a hearing on the issue of approval, following notice to members of the class, who will be afforded the opportunity to argue in support of or opposition to the settlement agreement. Accordingly, this description is subject to change depending upon the outcome of the hearing, when scheduled.

The $825,000 obligation for future payments consist of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys’ fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class.

The $500,000 portion is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in three annual installments beginning within 60 days after the time within which any appeal may be taken from the trial court’s approval of the settlement agreement has expired. United Liberty currently projects the first payment date to be around June 30, 2005 (the “Initial Payment Date”). The attorneys’ fees and incentive award are also payable by the Initial Payment Date. The Company has recorded the financial impact of the agreement as of December 31, 2004.

The Company has reflected in the Consolidated Statements of Operations for the year ended December 31, 2004 the $500,000 portion of the amount payable for dividends in “Policy Benefits and Expenses”, and the $325,000 for attorneys’ fees and incentive award in “General expenses”. The total amount payable of $825,000 is reflected in the Consolidated Balance Sheets as of December 31, 2004 in “Accrued expenses and other liabilities”. The Settlement Agreement also provides that the Company will have no further obligation to pay dividends on the Five Star Policies of the kind that gave rise to the litigation. This change permitted the Company to reduce the reserves it will be required to maintain for the Five Star Policies to the extent they remain in force by the $500,000 settlement amount for dividends. This reduction in reserves is reflected in the Consolidated Statements of Operations for the year ended December 31, 2004 in “Policyholder benefits”, and in the Consolidated Balance Sheets as of December 31, 2004 in “Future policy benefits”.

Since 2001, Citizens Security has been defending an action in an Alabama state court brought by an alleged policyholder in which a former independent agent is also a defendant. The action was described in Note 7 of the Company’s Quarterly Statement for the quarterly periods ended March 31 and June 30, 2004. This action was dismissed by agreement of the parties on August 12, 2004 and the Company paid an amount in complete settlement of all claims. This amount is included in the Consolidated Statements of Operations for the year ended December 31, 2004 in “Policyholder benefits”.

Note 12--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods used in estimating these values, are as follows:

Fixed Maturities: The fair values for fixed maturities are based on quoted market prices, where available. For those fixed maturities which are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 2004 and 2003, the fair value of available-for-sale fixed maturities was $115,080,380 and $108,640,262, respectively.

Equity Securities: The fair values for equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 2004 and 2003, the fair value of equity securities was $8,943,141 and $11,336,964, respectively.

Short-Term Investments: The carrying amount of short-term investments approximates their fair value. At December 31, 2004 and 2003, the fair value of short-term investments was $651,766 and $642,748, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2004 and 2003, the fair value of cash and cash equivalents was $4,691,611 and $8,588,896, respectively.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 2004 and 2003, the fair value of policy loans was $4,449,635 and $4,409,301, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 2004 and 2003, the fair value of investment-type fixed annuity contracts was $9,573,909and $9,715,874, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 2004 and 2003, the fair value of notes payable was $5,791,669 and $7,133,335, respectively.

Note 13--BENEFIT PLANS

The Company has a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion of its Board of Directors. Company expense associated with this plan totaled $57,401, $62,388, and $61,037 in 2004, 2003 and 2002, respectively.

Note 14--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the "Chairman") or entities he controls. Through January 31, 2004 the Chairman provided investment portfolio management for the Company and its subsidiaries through SMC Advisors, Inc. (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provided for total annual fixed fees of $45,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year were not carried forward to the next contract year. Fixed fees totaled $3,750, $45,000, and $45,000 in 2004, 2003, and 2002, respectively. Incentive fees of $47,668, $309,323 and $0 were incurred and paid for 2004, 2003, and 2002, respectively. The investment management contracts were terminated as of January 31, 2004 when the Chairman was named Chairman and Chief Executive Officer of each of the Insurance Subsidiaries. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $52,772, $45,933, and $100,675 in 2004, 2003, and 2002, respectively. The Company also manages certain commercial real estate affiliated with its Chairman. The Company charges the real estate projects management and leasing fees at market rates, which totaled $143,101, $144,095, and $213,070 during 2004, 2003, and 2002, respectively. In December 2003, the Company borrowed $1,000,000 from its Chairman, in addition to the $2,000,000 in borrowings in December 2002. Terms of the note include that interest is payable quarterly at the greater of 6% per year or the commercial bank prime lending rate plus 1%.

Note 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July of 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and Separate Accounts.” The most significant accounting implications to the Company of the SOP are amortizing DPAC over the life of deferred annuity contracts excluding the annuitization phase.

The Company adopted the SOP effective January 1, 2004, resulting in no effect on shareholders’ equity or the trend of earnings.

In November of 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of realized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted the disclosure requirements in these financial statements.

56

Schedule II – Condensed Financial Information of Registrant

Citizens Financial Corporation

(Parent Company Only)

Condensed Balance Sheets

December 31	2004	2003

Assets:
Cash and cash equivalents	$ 950,473	$ 963,564
Equity securities available-for-sale (cost of $532,991 and $847,491 in 2004 and 2003, respectively)	607,047	1,166,452
Fixed maturity securities available-for-sale (amortized cost of $23,345in 2004 and $23,345 in 2003)	76,162	104,901
Investments in subsidiaries*	24,484,415	24,484,415
Furniture and equipment	199,705	1,214,615
Intercompany receivable*	765,786	799,366
Other assets	42,027	31,449
Total Assets	$27,125,615	$ 28,764,762

Liabilities:
Note payable to bank	$2,791,669	$ 4,133,335
Note payable to related party	3,000,000	3,000,000
Current and deferred federal income tax	176,374	360,476
Net option positions	---	(69,425)
Other liabilities	486,752	252,476
Total Liabilities	6,454,795	7,676,862

Shareholders’ Equity:
Common stock	1,671,628	1,685,288
Additional paid-in capital	7,081,921	7,170,321
Accumulated other comprehensive income	83,736	264,340
Equity in accumulated other comprehensive income of subsidiaries*	4,195,535	4,585,564
Retained earnings	7,638,000	7,382,387
Total Shareholders’ Equity	20,670,820	21,087,900

Total Liabilities and Shareholders’ Equity	$27,125,615	$ 28,764,762

* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes of Citizens Financial Corporation and Subsidiaries.

Schedule II – Condensed Financial Information of Registrant

Citizens Financial Corporation

(Parent Company Only)

Condensed Statements of Operations

Year Ended December 31	2004	2003	2002

Revenues:
Net realized investment gains (losses)	$416,864	$ 33,393	$ (228,672)
Service fees from subsidiaries	5,459,902	4,674,870	4,703,880
Interest and dividend income	5,566	---	49,234
Other income	16,553	10,396	28,280
Total Revenues	5,898,885	4,718,659	4,552,722

Expenses:
Administrative and general expenses	5,739,166	4,843,974	4,784,744
Interest expense	354,201	363,273	305,715
Total Expenses	6,093,367	5,207,247	5,090,459

Loss before income taxes and undistributed earnings of subsidiaries	(194,482)	(488,588)	(537,737)
Income tax benefit	(60,000)	(58,959)	(221,000)
Loss before equity in undistributed earnings of subsidiaries	(134.482)	(429,629)	(316,737)
Equity in undistributed loss of subsidiaries	390,095	1,141,451	(2,255,323)
Net Income (Loss)	$255,613	$ 711,822	$(2,572,060)

* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes of Citizens Financial Corporation and Subsidiaries.

Schedule II – Condensed Financial Information of Registrant

Citizens Financial Corporation

(Parent Company Only)

Condensed Statements of Cash Flows

Year Ended December 31	2004	2003	2002

Cash from operations	$(500,986)	$ (158,850)	$ 1,032,505

Cash flow from investing activities:
Purchases of available-for-sale securities	(1,353,133)	(3,093,276)	(3,431,955)
Sales of available-for-sale securities	2,263,880	3,810,723	2,967,241
Investment in subsidiaries*	---	---	(2,000,000)
Investment management fees	(22,527)	(22,527)	(9,623)
(Additions) decreases to property and equipment, net	896,826	(70,025)	(30,279)
Change in investments, other	146,516	(14,996)	---
Net cash provided by (used in) investing activities	1,931,562	609,899	(2,504,616)

Cash flow from financing activities:
Payments on notes payable – bank	(1,341,666)	(1,645,833)	(1,316,666)
Proceeds from note payable – related party	---	1,000,000	2,000,000
Repurchase of capital stock	(102,001)	(7,759)	(139,445)
Net cash provided by (used in ) financing activities	(1,443,667)	(653,592)	543,889

Net decrease in cash and cash equivalents	(13,091)	(202,543)	(928,222)
Cash and cash equivalents at beginning of year	963,564	1,166,107	2,094,329
Cash and cash equivalents at end of year	$950,473	$ 963,564	$ 1,166,107

* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes of Citizens Financial Corporation and Subsidiaries.

Schedule III – Supplementary Insurance Information

Citizens Financial Corporation

For the Years Ended December 31, 2003, 2002, and 2001

Year Ended December 31 / Segment	Deferred Acquisition Costs	Policy and Claim Reserves	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment and Other Income[1]	Policy Benefits and Claims[2]	Amortization of Policy Costs[3]	Other Operating Costs[4]

Column: A	B	C	D	E	F	G	H	I	J

2004:
Home Service Life	$ 4,300,617	$ 35,482,625	$ ---	$ 573,497	$ 7,179,911	$1,693,564	$ 4,699,998	$ 632,706	$4,157,525
Broker Life	3,299,068	44,380,372	1,958	704,135	3,504,600	2,226,969	4,078,443	305,803	1,824,447
Preneed Life	2,379,179	44,850,293	---	305,511	6,936,819	2,485,974	7,314,484	790,093	2,077,856
Dental	---	439,194	4,386	225,781	9,322,936	35,999	6,729,685	---	2,779,585
Other Health	129,611	1,565,468	196,324	152,443	1,028,143	75,376	702,933	40,829	663,219
Total	$10,108,475	$126,717,952	$202,668	$1,961,367	$27,972,409	$6,517,882	$23,525,543	$1,769,431	$11,502,632

2003:
Home Service Life	$ 4,075,468	$ 34,595,775	$ ---	$ 390,576	$ 7,288,004	$1,718,755	$ 4,782,186	$ 574,614	$3,870,941
Broker Life	3,368,295	44,337,252	---	509,456	3,514,873	2,315,056	3,743,281	614,558	1,368,544
Preneed Life	2,723,421	44,245,695	---	365,981	13,106,017	2,015,212	12,421,461	607,641	3,284,707
Dental	---	365,906	5,384	207,987	8,385,774	28,967	5,778,194	---	2,408,635
Other Health	158,476	1,680,355	244,188	189,249	1,291,808	83,334	939,336	13,066	627,754
Total	$10,325,660	$125,224,983	$249,572	$1,663,249	$33,586,478	$6,161,324	$27,664,458	$1,809,879	$11,560,581

2002:
Home Service Life	$3,717,940	$ 33,468,638	$ ---	$ 502,085	$ 7,334,030	$1,926,067	$ 4,880,305	$ 663,706	$ 3,440,277
Broker Life	3,621,843	44,407,746	2,998	643,845	3,621,053	2,343,036	3,971,204	405,670	1,852,703
Preneed Life	2,414,288	38,792,405	---	178,798	17,993,645	1,712,491	16,405,120	914,988	3,056,377
Dental	---	296,369	5,384	222,496	8,182,483	26,774	5,634,940	---	2,276,577
Other Health	161,217	1,705,655	239,243	249,971	1,347,939	84,668	987,179	21,681	615,036
Total	$9,915,288	$118,670,813	$247,625	$1,797,195	$38,479,150	$6,093,036	$31,878,748	$2,006,045	$11,240,970

1Amounts are allocated based on average policy reserves and deposits.

2Includes interest on policyholder deposits and dividends credited to participating policyholders.

[3]Amortization of Policy Costs:	2004	2003	2002
Deferred acquisition costs	$1,339,725	$ 1,311,886	$1,445,740
Present value of insurance acquired	429,707	497,993	560,305
	$1,769,432	$ 1,809,879	$2,006,045

4Includes commissions, general expense, goodwill amortization, and depreciation expense.

Schedule IV – Reinsurance

Citizens Financial Corporation

For the Years Ended December 31, 2004, 2003, and 2002

Year Ended December 31	Gross Amount	Ceded to To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed To Net

2004:

Life insurance in force:	$732,716,060	$ 82,975,129	$5,270,669	$655,011,600	0.8%

Premiums:
Life insurance	$ 18,664,201	$ 1,057,827	$ 14,956	$17,621,330	0.1%
Accident & health insurance	10,507,801	156,722	---	$10,351,079	0.0%
Total	$ 29,172,002	$ 1,214,549	$ 14,956	$27,972,409	0.1%

2003:

Life insurance in force:	$759,310,258	$91,480,000	$5,740,742	$673,571,000	0.9%

Premiums:
Life insurance	$ 24,891,000	$ 967,059	$ 19,121	$ 23,943,062	0.1%
Accident & health insurance	9,890,928	247,512	---	9,643,416	0.0%
Total	$ 34,781,928	$ 1,214,571	$ 19,121	$ 33,586,478	0.1%

2002:

Life insurance in force:	$792,722,000	$ 96,202,000	$6,199,775	$702,719,775	0.9%

Premiums:
Life insurance	$ 29,977,144	$ 1,010,513	$ 21,896	$ 28,988,527	0.1%
Accident & health insurance	9,723,549	232,926	---	9,490,623	0.0%
Total	$ 39,700,693	$ 1,243,439	$ 21,896	$ 38,479,150	0.1%

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

OF THE REGISTRANT

The information required by this Item is set forth under the captions: "Election of Directors", "Executive Officers", and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 26, 2005, and such information is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions: “Director Compensation”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Report on Executive Compensation” and “Performance Graph” of the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 26, 2005, and such information is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the caption: "Security Ownership of Certain Beneficial Owners and Management" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 26, 2005, and such information is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS

AND RELATED TRANSACTIONS

The information required by this Item is set forth under the caption: "Certain Relationships and Related Transactions" in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 26, 2005, and such information is here incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the caption: “Principal Accountant Fees and Services” in the Board of Director’s Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for May 26, 2005, and such information is here incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)	Financial Statements and Financial Statement Schedules.

Schedule II - Condensed Financial Information of Registrant	53

Schedule III - Supplementary Insurance Information	56

Schedule IV - Reinsurance	57

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes

(c)	Exhibits.

The exhibits listed in the Index to Exhibits appearing on page 60.

Pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of the Company’s long term debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FINANCIAL CORPORATION

March 24, 2005	By:	/s/ Darrell R. Wells
Darrell R. Wells
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells

Darrell R. Wells /s/ Len E. Schweitzer	Director and President (principal executive officer)	March 24, 2005
Len E. Schweitzer /s/ John H. Harralson, Jr.	Vice President, Accounting, and Treasurer (principal financial and accounting officer)	March 24, 2005
John H. Harralson, Jr. /s/ Frank T. Kiley	Director	March 24, 2005
Frank T. Kiley /s/ George A. Turk George A. Turk /s/ Thomas G. Ward	Director Director	March 24, 2005 March 24, 2005
Thomas G. Ward /s/ Margaret A. Wells	Director	March 24, 2005
Margaret A. Wells	Director	March 24, 2005

INDEX TO EXHIBITS

(Item 15(c))

The documents listed in the following table are filed as Exhibits in response to Item 15(c). Exhibits listed that are not filed herewith are incorporated herein by reference.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company dated August 12, 1996 (filed as Exhibit 3.1 to the Company’s Form 10-KSB dated March 31, 1999)
3.2	Amended and Restated Bylaws of the Company adopted November 19, 2003 (filed as Exhibit 3.2 to the Company’s Form 10-K dated March 28, 2004)

4	Provisions of Articles of Incorporation of the Company Defining the Rights of Holders of Class A Stock (filed as Exhibit 4 to the Company's Form 10 Registration Statement)

10.10	1999 Stock Option Plan (filed as exhibit to the Company’s proxy statement for annual meeting of shareholders held on May 20, 1999)*
10.16 10.18 10.19 10.20 10.21

Form of Indemnification Agreements between the Company and its Directors and Executive Officers and Certain Other Officers (filed as Exhibit 10.16 to the Company’s Form 10-Q dated August 11, 2004)*

Settlement Agreement dated as of October 8, 2004 between James and Naomi Stock, Plaintiffs, and United Liberty Life Insurance Company, Defendant (filed as Exhibit 10.18 to the Company’s Form 8-K dated October 8, 2004)

Executive Employment Agreement dated November 23, 2004 with Joseph M. Bost (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 23, 2004)*

First Amended and Restated Promissory Note ($2,000,000) to Darrell R. Wells dated as of March 24, 2005 (filed herewith)

First Amended and Restated Promissory Note ($1,000,000) to Darrell R. Wells dated as of March 24, 2005 (filed herewith)

21.2	Subsidiaries of the registrant (filed as Exhibit 21.2 to the Company’s Form 10-K dated March 30, 2002)
23.3	Consent of Independent Auditors (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification -- Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification -- Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification – Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification – Principal Financial Officer (filed herewith)

* Management contract or compensatory plan or arrangement.