Form 10-Q
period 2005-03-31
CITIZENS FINANCIAL CORP /KY/
filed 2005-05-13
CIK 887136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class A Stock – 1,671,628 as of May 13, 2005.

The date of this Report is May 13, 2005.

Part I – Financial Information; Item 1 – Financial Statements

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

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q in conformity with U.S. generally accepted accounting principles. The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 2004 consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K.

Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of related income taxes, for the three month period ended March 31, 2005 and 2004 are as follows:

Unrealized gains (losses), net of related tax, are the result of net change in the excess or deficit of market values over book values of the investment portfolios. Therefore, Comprehensive Income is impacted by the volatility of the equities and fixed maturities markets.

Note 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s derivatives outstanding at March 31, 2005 include approximately $23,000 of embedded options on convertible bonds and $(49,000) of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized gains or losses.

Note 4 - NET REALIZED INVESTMENT GAINS (LOSSES), NET OF EXPENSES

The Company recorded pretax reductions to the carrying amount of available for sale securities totaling $101,000 for the three months ended March 31, 2004 relating to declines in value which were considered by management to be other than temporary (none for the three months ended March 31, 2005). This amount is included along with other net realized gains (losses). Until the Company terminated its investment management agreements on January 31, 2004, the Company also netted certain direct, incremental investment management fees against net realized investment gains and losses presented in the Condensed Consolidated Statements of Operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains and losses totaled $46,000 for the three months ended March 31, 2004.

Note 5 - INCOME TAXES

Current income taxes are provided based on estimates of the projected annual effective tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before income taxes differs from taxable income principally due to the small life insurance company tax deduction, operating loss carry forwards, capital loss carry forwards. For the three months ended March 31, 2005 the Company also recorded an income tax

Part I; Item 1 (continued)

benefit that resulted from recording realized losses due to the change in market values on options embedded in convertible bond values.

Note 6 - SEGMENT INFORMATION

The Company’s operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and less to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and less. Other products in this segment, which are not aggressively marketed include: group life, universal life, annuities and participating life policies. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with benefits generally in amounts of $10,000 and less. These policies are generally sold to middle aged to elderly individuals. Dental products are term policies generally sold to small and intermediate size employer groups. Other Health products include various accident and health policies sold to individuals and employer groups.

Segment information as of March 31, 2005 and 2004, and for the periods then ended is as follows:

Below are the net investment income amounts, which are included in the revenue totals above.

Part I; Item 1 (continued)

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit. Segment profit represents pretax income, except that net realized investment gains (losses) and interest expense are excluded. A significant portion of the Company’s realized investment gains (losses) are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $8,316,000 and $10,463,000 during the three months ended March 31, 2005 and 2004, respectively.

Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

Segment asset totals are determined based on policy liabilities outstanding in each segment.

Part I; Item 1 (continued)

Note 7 - LITIGATION

United Liberty life Insurance Company (“United Liberty”), which the Company acquired in 1998, is defending an action in an Ohio state court brought by two policyholders in 2000. The complaint referred to a class of life insurance policies, including related certificates of participation, that United Liberty issued over a period of years ending around 1971 (known as “Five Star Policies”). It alleged that United Liberty’s dividend payments on these policies from 1993 through 1999 were less than the amounts required by the certificates of participation. It did not specify the amount of the alleged underpayment but implied a maximum of about $850,000. The plaintiffs also alleged that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action has been certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty denied the material allegations of the complaint and has defended the action vigorously.

As a result of a provisional settlement agreement dated October 8, 2004, that would apply to all holders of the Five Star Policies wherever they reside, United Liberty has recognized an obligation for future payments to the policyholders and their attorneys totaling $825,000. The terms of the settlement agreement are subject to the approval of the court in which the action is pending. The court is expected to schedule a hearing on the issue of approval, following notice to members of the class who will be afforded the opportunity to argue in support of or opposition to the settlement agreement. Accordingly, this description is subject to change depending upon the outcome of the hearing, when scheduled.

The $825,000 obligation for future payments consist of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys’ fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class.

The $500,000 portion is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in three annual installments beginning within 60 days after the time within which any appeal may be taken from the trial court’s approval of the settlement agreement has expired. United Liberty currently is unable to project the first payment date (the “Initial Payment Date”). The attorneys’ fees and incentive award are also payable by the Initial Payment Date. The Company initially recorded the financial impact of the agreement during 2004.

The total amount payable of $825,000 is reflected in the Condensed Consolidated Statements of Financial Condition as of March 31, 2005 in “Accrued expenses and other liabilities”. The Settlement Agreement also provides that the Company will have no further obligation to pay dividends on the Five Star Policies of the kind that gave rise to the litigation. This change permitted the Company to reduce the reserves it will be required to maintain for the Five Star Policies to the extent they remain in force by the $500,000 settlement amount for dividends. This reduction in reserves is reflected in the Condensed Consolidated Statements of Financial Condition as of March 31, 2005 in “Future policy benefits”.

In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claim liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.

Note 8 – DEBT

Debt consists of the following:

	March 31, 2005	December 31, 2004
Commercial bank, due 2007	$ 2,437,502	$ 2,791,669
Related party, due 2006	3,000,000	3,000,000
Total	$ 5,437,502	$5,791,669

The Company’s outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank’s prime lending rate or the one month LIBOR rate plus 2.75%. Scheduled principal installments are due as follows: 2005 - $1,062,500: 2006 - $1,416,666; and 2007 - $312,502. However, the loan agreement for the bank notes contains covenants regarding asset acquisitions, shareholders’ equity and dividends, and maintenance of a debt to earnings ratio. During 2005, 2004 and 2003 the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received waivers from the lender of such violation through March 31, 2005. In return for the waivers the Company’s Chairman agreed to personally guarantee the outstanding bank debt. However, since the Company is not assured of meeting this covenant throughout 2005, the full balance of $2,437,502 is considered payable within one year. Although the Company does not expect the full balance to be called during 2005, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2005 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which management believes will service debt obligations through 2006. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank notes.

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 from its Chairman in December 2003 for general operating capital. These amounts borrowed from the Company’s Chairman are considered current debt due to a 90-day call provision in the loan agreement. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1%. The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2006, except however, under terms of a subordination agreement between the Chairman and the Company’s commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid. The stated maturity dates for these notes was extended one year to June 30, 2006 by action of the Company’s Board of Directors in March 2005 as agreed to by its Chairman.

Part I; Item 2 – Management’s Discussion and Analysis

OVERVIEW

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

CURRENT CHALLENGES

As more fully outlined in the Management’s Discussion and Analysis in the Company’s Form 10-K for 2004, Management sees the following as its key challenges for 2005:

• Financial
(1) earning a statutory operating profit for all segments (see Note 7 to the Consolidated Financial Statements in the Company’s 2004 Form 10-K for a discussion of statutory accounting), and therefore,
(2) allowing for a portion of 2005 statutory profit to fund higher sales growth in 2006 without straining capital and surplus
(3) solidifying A.M. Best rating and setting the stage for a rating upgrade after 2005 (see ITEM I under Competition in the Company’s 2004 Form 10-K for a discussion of the Company’s rating)
• Operational
(1) controlling operating expenses
(2) attracting and employing marketing management
(3) implementing new group administration system
• Product line
(1)

for Group Dental, creating plan to offer Preferred Provider networks and Third Party Administration products in 2006, building on the Company’s strength of providing high quality service and exploring plans to sell other products through the Dental marketing channel

(2) for Final Expense, performing a controlled introduction through select Managing General Agents who focus on this type of product
(3) for Pre-need, evaluate economics including overhead absorption and program modifications

During the first quarter of 2005, the Company’s insurance subsidiaries each experienced a statutory operating profit. The Company reported a modest consolidated operating income and net income in the Condensed Consolidated Statements of Operations and improved segment income for all segments compared to the first quarter of 2004 (see Note 6 – SEGMENT INFORMATION in the Notes to Condensed Consolidated Financial Statements). The Company’s insurance subsidiaries’ risk adjusted capital ratio improved compared to the ratio at March 31, 2004, however it was down slightly from December 31, 2004 after taking into account both the quarterly statutory profit and an increase in investment in equity securities.

The Company is subject to various market risks. The most significant risks relate to fluctuations in interest rates (which impact prices of fixed maturity securities) and prices in equity securities. Although the Company experienced negative total returns (defined as investment income and realized and unrealized investment gains and losses) on its investment portfolio ( the Company recorded unrealized losses, net of tax, of $1,291,000 on debt securities and $426,000 on equities) during the first quarter of 2005, historically these returns have been favorable and the Company has successfully managed the risk over many years. Company management devotes significant attention to the capital markets and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

In an effort to improve long-term total returns on the Company’s portfolio, management also repositions the portfolio to take advantage of opportunities and accordingly, increased its investment in equity securities on a market value basis by $1,219,000 or 13.6% during the first quarter of 2005. Management anticipates that this action will improve long-term total returns. However, the Company will further reposition the portfolios if it becomes necessary in order to maintain an acceptable risk-adjusted statutory surplus at the insurance subsidiary level.

General expenses for the first quarter of 2005 were comparable to the first quarter of 2004, which included approximately $246,000 of non-recurring expenses related to consulting, legal and severance matters. The Company continues to seek marketing management and began the installation of the new group administration system.

The Company has experienced an improved loss ratio for the Dental products and is in the planning stages of developing a Preferred Provider network and Third Party Administration products. In the first quarter of 2005 the Company launched the new Final Expense product and continues to evaluate the economics of the Pre-need product (see under the OPERATIONS heading later in this Management’s Discussion and Analysis).

The following discussion is presented as a means of providing the reader with a clearer understanding of some of the operational elements impacting the financial position and results as reported in the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, agent receivables, intangible assets, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies, judgments and estimates, which have been discussed with the Audit Committee of the Board of Directors, critically impact preparation of its consolidated financial statements.

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, most of which are publicly traded, resulting in volatile market prices. We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. These evaluations involve significant judgment. Our evaluation consists of a review of qualitative and quantitative factors, including analysis of the Company’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. Declines in fair values of securities deemed to be temporary are included as an unrealized loss in shareholders’ equity. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Deferred Acquisition Costs (“DAC”). The Company defers certain policy acquisition costs and amortizes them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenues or profits. Actual revenues or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company regularly evaluates its DAC balances to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as

“unlocking”), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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

Goodwill and Intangible Impairment. The balance of our goodwill and value of insurance acquired (“VIF”) was $3.3 million at March 31, 2005. The recovery of this asset is dependent on the fair value of the business to which it relates. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2005 and 2004, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

Policy Liabilities and Policy Intangible Assets. Establishing policy liabilities and related intangible assets, including deferred acquisition costs and the value of acquired insurance, for the Company’s long-duration insurance contracts requires making many assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, any such difference would be recognized in the current year’s Consolidated Statement of Operations.

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

Litigation. As further described in Note 7 of the Notes to Condensed Consolidated Financial Statements, United Liberty has been a party to an outstanding lawsuit concerning payment of policyholder dividends. The parties have reached a provisional settlement agreement dated October 8, 2004. As described in Note 7, the Company has recognized an obligation for future payments to the policyholders and their attorneys totaling $825,000 in the Condensed Consolidated Statements of Financial Position as of March 31, 2005. The Company has recorded the financial impact of the agreement in 2004.

OPERATIONS. Net premiums and other considerations decreased approximately $618,000 or 8.7% during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Below is a summary of net premiums earned by segment for the three month period ended March 31, 2005, along with the change from the same periods of 2004.

Preneed Life premiums decreased during the first three months of 2005 compared to the same period in 2004 as the result of the Company further lowering crediting rates related to face amount growth in late 2004, and changing the focus of our marketing efforts. The Company continues to redirect the focus of our marketing efforts to the Home Service, Broker and Dental segments in an effort to improve profitability in those segments. The Other Health segment products are not being actively marketed. Broker Life premiums decreased in the first quarter of 2005 compared to the first quarter of 2004 because the Company is not writing first year business on old Broker Life products while aggressively developing relationships with new Managing General Agents to market the new Final Expense product. Other Health premiums declined because in October 2004 the Company discontinued writing a disability plan which had been experiencing an unacceptable loss ratio.

The increase (decrease) in net benefit reserves decreased $788,000 during the first three months of 2005 compared to the same period in 2004 primarily due to the decrease in Preneed policies issued and in force during the period.

Pretax gain (loss) increased approximately $205,000 to $59,000 for the three months ended March 31, 2005 from year end 2004. Net investment income increased 7.8% for the first quarter of 2005 compared to the same period of 2004, in spite of a decline in invested assets, due to a decrease in cash and cash equivalents and an increased yield on the Company’s fixed maturities portfolio resulting from investing in longer term fixed maturity securities. Net realized investment gains decreased to $55,000 for the first three months of 2005 from net investment gains of $228,000 for the same period in 2004. Net benefits increased $73,000 or 1.4% during the first three months of 2005 from the same period in 2004 due primarily to adverse mortality rates in the Broker and the Preneed segments. Commissions decreased $170,000 or 13% for the three months ended March 31, 2005 compared to the same period in 2004 due to the decrease in premium. General expenses decreased $4,000, or 0.2% for the first quarter of 2005. The net deferral/amortization of policy acquisition costs increased $33,000 for the three months ended March 31, 2005 compared to the same period in 2004 principally due to the decline in first year Preneed premiums during the same period. Pretax Segment loss (excluding realized investment gains (losses) and interest expense) for the first three months of 2005 was approximately $90,000 compared to $(283,000) for the first three months of 2004. This is attributable to the factors described above. Following are the approximate, annualized pretax investment income and “total return” yields (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) for the three months ended March 31, 2005 and 2004. Net realized gains totaled $55,320 and $228,185 for the three months ended March 31, 2005 and 2004, respectively, while unrealized gains (losses) totaled $(2,687,248) and $1,371,502 for the three months ended March 31, 2005 and 2004, respectively.

The Company has recorded no current income tax benefit due to not having the ability to carry back any additional net operating losses for tax purposes and management’s judgment that it is not likely the full tax benefit will be realized in the foreseeable future.

FINANCIAL POSITION. Shareholders’ equity totaled approximately $18,149,000 and $19,754,000 at March 31, 2005 and December 31, 2004, respectively. These balances reflect an approximate 8.12% decrease for the three months ended March 31, 2005. Comprehensive income (loss) totaled approximately $(1,605,000) and $1,262,000 for the three months ended March 31, 2005 and 2004, respectively. A significant portion of the comprehensive income (loss) is attributable to changes in the value of the Company’s fixed maturity and equity portfolios. Equity securities comprised approximately 6.6% and 5.7% of the Company’s total assets as of March 31, 2005 and December 31, 2004, respectively. Accordingly, movements in the equities markets can significantly affect the Company’s financial position. Equity portfolio positions increased $1,939,000 on a cost basis and $1,219,000 on a market value basis, during the first three months of 2005. Fixed maturity portfolio positions decreased $7,118,000 on an amortized cost basis and $(4,130,000) on a market value basis during the same period. This difference resulted primarily from a significant decrease in bond prices during the period. Cash and cash equivalent positions decreased approximately $409,000 during the quarter ended March 31, 2005.

Equity markets continue to be highly volatile and were unfavorable in the first quarter of 2005. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. Low short-term rates continue to adversely impact the Company’s investment portfolio yield and operating earnings. The 2005 environment continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company’s 2004 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CASH FLOWS AND LIQUIDITY. Cash provided by (used in) operations totaled $(458) for the three months ended March 31, 2005 compared to $135,000 for the same period in the prior year. The decrease in the positive cash flow is primarily attributable to the continued decline in Preneed Life business. The $423,000 of cash provided by investing activities for the three months ended March 31, 2005 resulted from the net decrease in the investment portfolio on a cost basis, offset by increased investment in equipment. The $832,000 of cash used in financing activities during the first three months of 2005 is attributable to bank loan principal repayments along with net annuity and Universal Life account withdrawals. Due to continued earnings pressure from low yields on investments and cash equivalents and the declining Preneed premiums, the Company completed in 2004 a strategic review of its products and operations. A key element of this initiative is improving profitability of the Preneed, Home Service, and Broker Life segments by increasing premiums in the Home Service and Broker segments, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2005 debt obligations and, with other available assets, management believes it will be adequate to service debt obligations through most of 2006. The Company’s Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which could service debt obligations through 2007. For the quarter ended March 31, 2005, the Company did not meet one of its bank debt covenants (debt to earnings ratio), however the lender has waived this violation for the quarter and for several previous quarters. In return for the waivers the Company’s Chairman has personally guaranteed the outstanding bank debt.

FORWARD-LOOKING INFORMATION.

All statements, trend analyses and other information contained in this report relative to markets for the Company’s products and trends in the Company’s operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

•	the market value of the Company’s investments, including stock market performance and prevailing interest rate levels;
•	customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
•	mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company’s insurance products;
•	regulatory changes or actions, including those relating to regulation of insurance products and insurance companies;
•	ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
•	general economic conditions and increasing competition which may affect the Company’s ability to sell its products;
•	the Company’s ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
•	unanticipated adverse litigation outcomes; and
•	changes in the Federal income tax laws and regulations that may affect the relative tax advantages of some of the Company’s products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company’s results of operations.

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Risk. The primary changes in quantitative market risks during the three months ended March 31, 2005 are discussed in Part I, Item 2 above.

Part I; Item 4 – Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the past 90 days, the Company conducted an evaluation of its disclosure controls and procedures, with the supervision and participation of its Chief Executive Officer and Principal Financial Officer. The Company does not expect that its disclosure controls and procedures will prevent all errors and fraud. Such a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must balance the constraint of prudent resource expenditure with a judgmental evaluation of risks and benefits. Based on this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that such controls and procedures provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is made known on a timely basis to the Company’s principal executive and financial officers.

CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company’s internal controls or changes in other factors that could significantly affect these controls subsequent to their evaluation, nor has the Company implemented any corrective actions regarding significant deficiencies or material weaknesses in internal controls.

Part II – Other Information

Item 6. Exhibits.

a).	Exhibit 11	Statement re: computation of per share earnings.
	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification --Principal Executive Officer
	Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification --Principal Financial Officer
	Exhibit 32.1	Section 1350 Certification --Principal Executive Officer
	Exhibit 32.2	Section 1350 Certification --Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FINANCIAL CORPORATION
/s/ Darrell R. Wells
BY:
Darrell R. Wells
President and Chief Executive Officer
/s/ Len E. Schweitzer
BY:
Len E. Schweitzer
Treasurer and Principal Financial Officer

Date: May 13, 2005