Form 10-Q
period 2005-06-30
CITIZENS FINANCIAL CORP /KY/
filed 2005-08-12
CIK 887136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class A Stock – 1,671,628 as of August 11, 2005.

The date of this Report is August 12, 2005.

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

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly owned subsidiaries: Citizens Security Life Insurance Company (“Citizens Security”), United Liberty Life Insurance Company (“United Liberty”), Citizens Insurance Company (“Citizens Insurance”), and Corporate Realty Services, Inc. (“Corporate Realty”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with U.S. generally accepted accounting principles. The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. For further information, refer to the December 31, 2004 consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K.

Note 2 - COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of related income taxes, for the three and six month periods ended June 30, 2005 and 2004, are as follows:

Unrealized gains (losses), net of related taxes, are the result of the net change in the excess or deficit of market values over book values of the investment portfolios. Therefore, comprehensive income is impacted by the volatility of the equities and fixed maturities markets.

Note 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s derivatives outstanding at June 30, 2005 include approximately $23,000 of embedded options on convertible bonds and $(185,000) of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized investment gains or losses.

Note 4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying amount of available for sale securities totaling $101,000 for the six months ended June 30, 2004 relating to declines in value which were considered by management to be other than temporary (none for the six months ended June 30, 2005). This amount is included along with other net realized gains. Until the Company terminated its investment management agreements on January 31, 2004, the Company also netted certain direct, incremental investment management fees against net realized investment gains presented in the condensed consolidated statements of operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains totaled $46,000 for the six months ended June 30, 2004.

Part I; Item 1 (continued)

Note 5 - INCOME TAXES

Income taxes are provided based on estimates of the projected annual effective tax rate. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Loss before income taxes (benefit) differs from taxable income (loss) principally due to the small life insurance company tax deduction, operating loss carry forwards and capital loss carry forwards. For the six and three months ended June 30, 2005 the Company recorded an additional income tax benefit that resulted from reductions in net deferred federal income taxes recorded in prior periods due to changes in the underlying estimate of future amounts payable or realizable.

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

Segment information as of June 30, 2005 and 2004, and for the periods then ended is as follows:

Part I; Item 1 (continued)

Below are the net investment income amounts, which are included in the revenue totals above.

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit (loss). Segment profit (loss) represents pretax income (loss), except that net realized investment gains and interest expense are excluded. A significant portion of the Company’s realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $8,070,000 and $11,964,000 during the six months ended June 30, 2005 and 2004, respectively.

Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

Part I; Item 1 (continued)

Segment asset totals are determined based on policy liabilities outstanding in each segment.

Note 7 – COMMITMENTS AND CONTINGENCIES

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

As a result of a provisional settlement agreement dated October 8, 2004, that would apply to all holders of the Five Star Policies wherever they reside, United Liberty has recognized an obligation for future payments to the policyholders and their attorneys totaling $825,000. The terms of the settlement agreement are subject to the approval of the court in which the action is pending. The court has scheduled a hearing on the issue of approval for September 26, 2005, following notice to members of the class who will be afforded the opportunity to argue in support of or opposition to the settlement agreement. Accordingly, this description is subject to change depending upon the outcome of the September hearing.

The $825,000 obligation for future payments consists of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys’ fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class. The $500,000 portion is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in three annual installments beginning within 60 days after the time within which any appeal may be taken from the trial court’s approval of the settlement agreement has expired. United Liberty currently projects the first payment date to be around December 31, 2005 (the “Initial Payment Date”). The attorneys’ fees and incentive award are also payable by the Initial Payment Date. The Company initially recorded the financial impact of the agreement during 2004.

The total amount payable of $825,000 is reflected in the condensed consolidated statements of financial condition as of June 30, 2005 in “Accrued expenses and other liabilities”. The settlement agreement also provides that the Company will have no further obligation to pay dividends on the Five Star Policies of the kind that gave rise to the litigation. This change permitted the Company to reduce the reserves it will be required to maintain for the Five Star Policies to the extent they remain in force by the $500,000 settlement amount for dividends. This reduction in reserves is reflected in the condensed consolidated statements of financial condition as of June 30, 2005 in “Future policy benefits”.

Part I; Item 1 (continued)

In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claim liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.

Note 8 – DEBT

Debt consists of the following:

	June 30, 2005	December 31, 2004
Commercial bank, due 2007	$ 2,083,336	$ 2,791,669
Related party, due 2006	3,000,000	3,000,000
Total	$ 5,083,336	$ 5,791,669

The Company’s outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank’s prime lending rate or the one month LIBOR rate plus 2.75% (6.52% at June 30, 2005). Scheduled principal installments are due as follows: 2005 - $354,167: 2006 - $1,416,666; and 2007 - $312,503. However, the loan agreement for the bank notes contains covenants regarding asset acquisitions, shareholders’ equity and dividends, and maintenance of a debt to earnings ratio. During 2005, 2004 and 2003 the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received waivers from the lender of such violation through June 30, 2005. In return for the waivers the Company’s Chairman agreed to personally guarantee the outstanding bank debt. However, since the Company is not assured of meeting this covenant throughout 2005, the full balance of $2,083,336 is considered payable within one year. Although the Company does not expect the full balance to be called during 2005, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2005 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which management believes will service bank debt obligations through 2007. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank notes.

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 from its Chairman in December 2003 for general operating capital. These amounts borrowed from the Company’s Chairman are considered current debt due to a 90-day call provision in the loan agreement. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1% (7.25% at June 30 2005). The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2006, except however, under terms of a subordination agreement between the Chairman and the Company’s commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid. The stated maturity date for these notes has been extended one year to June 30, 2006 by agreement between the Company and the Chairman.

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
(2)	allowing for a portion of 2005 statutory profit to fund higher sales growth in 2006 without straining capital and surplus
(3)

solidifying A.M. Best ratings of the Company’s insurance subsidiaries and setting the stage for a rating upgrade after 2005 (see ITEM I under Competition in the Company’s 2004 Form 10-K for a discussion of the Company’s insurance subsidiaries’ ratings)

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
(3)	for Pre-need, evaluating economics including overhead absorption and program modifications

During the first half of 2005, the Company’s insurance subsidiaries experienced a modest combined statutory operating profit. The Company reported a consolidated pretax operating loss of $467,000, which is $818,000 less than the pretax operating loss for the first half of 2004 of $1,285,000, a modest net income in the condensed consolidated statements of operations and improved segment income for all segments except the Home Service segment compared to the first half of 2004 (see Note 6 – SEGMENT INFORMATION in the notes to condensed consolidated financial statements). The Company’s insurance subsidiaries’ risk adjusted capital ratios improved compared to the ratio at June 30, 2004 and at December 31, 2004 as the result of the statutory profit (loss) and decreases in investments in equity securities and below investment grade bonds.

The Company is subject to various market risks. The most significant risks relate to fluctuations in interest rates (which impact prices of fixed maturity securities) and prices of equity securities. Although the Company has at times experienced negative total returns (defined as investment income and realized and unrealized investment gains and losses) on its investment portfolio, the total return for the first half of 2005 was a positive 6.26% (the Company recorded unrealized gains (losses), net of tax, of $1,002,000 on debt securities and $(763,000) on equities) compared to a negative total return of 1.21% during the first half of 2004. Historically these returns have been favorable and the Company has successfully managed the risk over many years. Company management devotes significant attention to the capital markets and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

In an effort to increase levels of risk adjusted statutory surplus at the insurance subsidiary level, management repositions the portfolio to take advantage of opportunities and accordingly, decreased its investment in equity securities on a market value basis by $1,747,000 or 19.5% and in fixed maturity securities (principally below investment grade bonds) by $3,739,000 or 3.2% during the first six months of 2005. Management anticipates that this action will negatively impact long-term total returns. The Company will further reposition the portfolios as it becomes necessary in order to increase total returns and maintain an acceptable risk-adjusted statutory surplus at the insurance subsidiary level.

General expenses for the first half of 2005 were down $236,000 compared to the first half of 2004, which included approximately $645,000 of non-recurring expenses related to consulting, legal and severance matters. The Company has employed an executive marketing person for life insurance products in the second quarter of 2005 and an executive marketing person for the group dental product in August 2005. We also continue the installation and conversion of the new group administration system project, which we initiated early in 2005.

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

Goodwill and Intangible Impairment. The balance of our goodwill and value of insurance acquired (“VIF”) was $3.2 million at June 30, 2005. The recovery of this asset is dependent on the fair value of the business to which it relates. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2005 and 2004, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

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

Deferred Income Taxes. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for the valuation allowance, the Company has considered ongoing prudent and feasible tax planning strategies but has not assumed future taxable income. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period such determination was made.

Litigation. As further described in Note 7 of the Notes to condensed consolidated financial statements, United Liberty has been a party to an outstanding lawsuit concerning payment of policyholder dividends. The parties have reached a provisional settlement agreement dated October 8, 2004. As described in Note 7, the Company has recognized an obligation for future payments to the policyholders and their attorneys totaling $825,000 in the condensed consolidated statements of financial position as of June 30, 2005. The Company has recorded the financial impact of the agreement in 2004.

OPERATIONS. Net premiums earned decreased approximately $410,000 or 5.7% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, and decreased approximately $1,029,000 or 7.2% for the first six months of 2005 compared to the same period in 2004. Below is a summary of net premiums earned, by segment, for the three and six month periods ended June 30, 2005, along with the change from the same periods of 2004.

Home Service Life premiums decreased approximately 2.7% during the first six months of 2005 compared to the same period in 2004 due to higher lapse rates. Broker Life premiums increased in the first six months of 2005 compared to the same period of 2004 because the Company has been aggressively developing relationships with new Managing General Agents to market the new final expense product introduced this year. Net premiums earned for the new final expense product was $215,000 during the first half of 2005 while premiums on old Broker Life products declined $50,000 because the Company is no longer writing first year business on those products. Preneed Life premiums continued to decreased during the first six months of 2005 compared to the same period in 2004 as the result of the Company further lowering crediting rates related to face amount growth in late 2004, and changing the focus of our marketing efforts. Dental premiums decreased during the first six months of 2005 compared to the first six months of 2004 because the Company has not renewed a large group with an unacceptable loss ratio and has strengthened renewal underwriting standards in an effort to improve the loss ratio for this product. The Dental loss ratio for the first six months of 2005 was 71.2% compared to 72.8% for the same period in 2004. Other Health premiums declined because in October 2004 the Company discontinued writing a disability plan which had been experiencing an unacceptable loss ratio. The Other Health segment products are not being actively marketed as the Company continues to redirect the focus of its marketing efforts to the Home Service, Broker and Dental segments in an effort to improve profitability in those segments.

Net benefits decreased $349,000, or 3.2% during the first six months of 2005 compared to the first six months of 2004 due primarily to a slightly improved mortality rate in the Broker Life segment. The increase in net benefit reserves decreased $883,000 during the first six months of 2005 compared to the same period in 2004 primarily due to the decrease in Preneed policies issued and in force during the period. Commissions decreased $197,000 or 7.7% for the first half of 2005 compared to the same period of 2004 due to the decreased premiums collected for the period. As discussed above, General expenses decreased $236,000, or 6.3% during the first half of 2005 compared to the same period of 2004. The net deferral/amortization of policy acquisition costs increased $1,000 for the six months ended June 30, 2005 compared to the same period in 2004 principally due to the decline in first year Preneed premiums during the same period.

Pretax loss decreased approximately $910,000 to $(85,000)for the six months ended June 30, 2005 compared to ($995,000) for the same period in 2004. Net investment income increased $155,000, or 4.6% for the first half of 2005 compared to the same period of 2004, in spite of a modest decline in invested assets and cash and cash equivalents due to an increased yield on the Company’s fixed maturities portfolio resulting from investing in longer term fixed maturity securities. Net realized investment gains increased to $382,000 for the first six months of 2005 from net investment gains of $290,000 for the same period in 2004.

Pretax Segment loss (excluding realized investment gains and interest expense) for the first six months of 2005 was approximately ($282,000) compared to ($1,107,000) for the first six months of 2004. This is attributable to the factors described above. Following are the approximate, annualized pretax investment income and “total return” yields (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) for the six months ended June 30, 2005 and 2004. Net realized gains totaled $327,000 and $382,000 for the three and six months ended June 30, 2005, respectively and $62,000 and $290,000 for the three and six months ended June 30, 2004, respectively, while unrealized gains (losses), net of deferred taxes totaled $1,955,000 and $239,000 for the three and six month periods ended June 30, 2005, respectively and $(4,191,000) and $(2,820,000) for the three and six month periods ended 2004, respectively.

The Company has recorded no current income tax recoverable due to management’s judgment that it is not likely the full tax benefit will be realized in the foreseeable future.

FINANCIAL POSITION. Shareholders’ equity totaled approximately $20,007,000 and $19,754,000 at June 30, 2005 and December 31, 2004, respectively. These balances reflect an approximate 1.28% increase for the six months ended June 30, 2005. Comprehensive income (loss) totaled approximately $252,000 and $(3,802,000)for the six months ended June 30, 2005 and 2004, respectively. A significant portion of the comprehensive income (loss) is attributable to changes in the value of the Company’s fixed maturity and equity portfolios. Equity securities comprised approximately 4.6% and 5.7% of the Company’s total assets as of June 30, 2005 and December 31, 2004, respectively. Accordingly, movements in the equities markets can significantly affect the Company’s financial position. Equity portfolio positions decreased $551,000 on a cost basis and $1,747,000 on a market value basis, during the first six months of 2005. Fixed maturity portfolio positions decreased $5,294,000 on an amortized cost basis and $3,739,000 on a market value basis during the same period. These decreases result from the disposal of many equity securities and below investment grade fixed maturity securities in an effort to increase the risk adjusted capital levels of the Company’s insurance subsidiaries. Cash and cash equivalent positions increased, pending investment, approximately $5,132,000 during the six months ended June 30, 2005.

The equity and fixed maturities markets continue to be highly volatile and were favorable in the second quarter and first half of 2005. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. Low short-term rates continue to adversely impact the Company’s investment portfolio yield and operating earnings. The 2005 environment continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company’s 2004 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CASH FLOWS AND LIQUIDITY. Cash provided by (used in) operations totaled $54,000 for the six months ended June 30, 2005 compared to $(14,000) for the same period in the prior year. The increase in the positive cash flow is primarily attributable to the decrease in the pretax segment loss. The $6,460,000 of cash provided by investing activities for the six months ended June 30, 2005 resulted from the net decrease in the investment portfolio on a cost basis, offset by increased investment in equipment. The $1,383,000 of cash used in financing activities during the first six months of 2005 is attributable to bank loan principal repayments along with net annuity and Universal Life account withdrawals. Due to continued earnings pressure from low yields on investments and cash equivalents and the declining Preneed premiums, the Company completed a strategic review of its products and operations in 2004. A key element of this initiative is improving profitability of the Preneed, Home Service, and Broker Life segments by increasing premiums in the Home Service and Broker segments, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled bank debt repayments, the Company believes its available assets will be adequate to service 2005 debt obligations. The Company’s Chairman has expressed potential willingness to loan the Company an additional $2,000,000 if necessary, which could service bank debt obligations through 2007. For the quarter ended June 30, 2005, the Company did not meet one of its bank debt covenants (debt to earnings ratio); however, the lender has waived this violation for the quarter and for several previous quarters. In return for the waivers the Company’s Chairman has personally guaranteed the outstanding bank debt.

FORWARD-LOOKING INFORMATION.

All statements, trend analyses and other information contained in this report relative to markets for the Company’s products and trends in the Company’s operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

•	the market value of the Company’s investments, including stock market performance and prevailing interest rate levels;
•	customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
•	mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company’s insurance products;
•	regulatory changes or actions, including those relating to regulation of insurance products and insurance companies;
•	ratings assigned to the Company’s insurance subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
•	general economic conditions and increasing competition which may affect the Company’s ability to sell its products;
•	the Company’s ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
•	unanticipated adverse litigation outcomes; and
•	changes in the Federal income tax laws and regulations that may affect the relative tax advantages of some of the Company’s products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company’s results of operations.

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Risk. The primary changes in quantitative market risks during the six months ended June 30, 2005 are discussed in Part I, Item 2 above.

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

Date: August 12, 2005