Form 10-Q
period 2005-09-30
CITIZENS FINANCIAL CORP /KY/
filed 2005-11-14
CIK 887136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

(502) 244-2420

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes       No   X

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes       No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class A Stock – 1,671,628 as of November 10, 2005.

The date of this Report is November 14, 2005.

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

The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain 2004 amounts reported previously have been reclassified to conform with the 2005 presentation. For further information, refer to the December 31, 2004 consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K.

Note 2 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related income taxes, for the three and nine-month periods ended September 30, 2005 and 2004, are as follows:

Unrealized gains (losses), net of related deferred income taxes, are the result of the net change in the excess or deficit of market values over book values of the investment portfolios. Therefore, comprehensive income (loss) is impacted by the volatility of the equities and fixed maturities markets.

Note 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s derivatives outstanding at September 30, 2005 include approximately $64,000 of embedded options on convertible bonds and $(140,000) of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized investment gains or losses.

Note 4 - NET REALIZED INVESTMENT GAINS, NET OF EXPENSES

The Company recorded pretax reductions to the carrying amount of available for sale securities totaling $754,000 for the nine months ended September 30, 2004 relating to declines in value which were considered by management to be other than temporary (none for the nine months ended September 30, 2005). This amount is included along with other net realized gains. Until the Company terminated its investment management agreements on January 31, 2004, the Company also netted certain direct, incremental investment management fees against net realized investment gains presented in the condensed consolidated statements of operations. Such costs are based directly on or, are primarily associated with capital gains. Costs netted against realized investment gains totaled $46,000 for the nine months ended September 30, 2004.

Part I; Item 1 (continued)

Note 5 - INCOME TAXES

Income taxes are provided based on estimates of the projected annual effective tax rate. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income (loss) before income taxes differs from taxable income principally due to the small life insurance company tax deduction, operating loss carry forwards and capital loss carry forwards. The Company has generally not been currently taxable, accumulating operating and capital loss carryovers for tax purposes that create uncertainties as to future realization of related tax benefits and ultimate effective rates. This significantly impacts the Company’s determination of its deferred income tax accounts. During each of the first three quarters of 2005, the Company made revisions to its deferred income tax estimates needed in prior periods, including related estimates of its required valuation allowance for the estimated realization of deferred tax assets. Such revisions resulted in tax benefits of $(51,531) and $(46,981) being recognized in the first and second quarters, respectively, and tax expense of $98,512 in the third quarter, as matters emerged.

Note 6 - SEGMENT INFORMATION

The Company’s operations are managed along five principal insurance product lines: Home Service Life, Broker Life, Pre-need Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and less to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and less. Other products in this segment, which are not aggressively marketed, include: group life, universal life, annuities and participating life policies. Pre-need Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with benefits generally in amounts of $10,000 and less. These policies are generally sold to middle aged to elderly individuals. Dental products are term policies generally sold to small and intermediate size employer groups. Other Health products include various accident and health policies sold to individuals and employer groups.

Segment information as of September 30, 2005 and 2004, and for the periods then ended is as follows:

Part I; Item 1 (continued)

Below are the net investment income amounts, which are included in the revenue totals above.

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit (loss). Segment profit (loss) represents pretax income (loss), except that net realized investment gains and interest expense are excluded. A significant portion of the Company’s realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $7,601,000 and $12,011,000 during the nine months ended September 30, 2005 and 2004, respectively.

Part I; Item 1 (continued)

Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

Segment asset totals are determined based on policy liabilities outstanding in each segment.

Note 7 – COMMITMENTS AND CONTINGENCIES

On October 21, 2005, a Final Order and Judgment was entered by an Ohio state court in an action brought against the Registrant’s wholly-owned subsidiary, United Liberty Life Insurance Company (“United Liberty”) by two policyholders in 2000. This litigation is described in Item 3 of the Company’s Form 10-K for the year ended December 31, 2004 filed on March 31, 2005. The Final Order and Judgment approved the provisional Settlement Agreement dated October 8, 2004, also described in that Form 10-K. The Final Order and Judgment will become final and effective unless an appeal is taken during the appeal period, which expires November 20, 2005.

The Complaint in this action referred to a class of life insurance policies, including related certificates of participation, that United Liberty issued over a period of years ending around 1971 (known as “Five Star Policies”). It alleged that United Liberty’s dividend payments on these policies from 1993 through 1999 were less than the amounts required by the certificates of participation. It did not specify the amount of the alleged underpayment but implied a maximum of about $850,000. The plaintiffs also alleged that United Liberty is liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends.

Part I; Item 1 (continued)

As a result of the Settlement Agreement, which applies to all holders of the Five Star policies wherever they reside, the Registrant recognized as of December 31, 2004 an obligation for future payments to the policyholders and their attorneys totaling $825,000.

The $825,000 obligation for future payments under the Settlement Agreement consists of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys’ fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class.

The $500,000 portion of the settlement is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in three annual installments. Under the Settlement Agreement, the Registrant is required to make the first payment on or before January 19, 2006 (the “Initial Payment Date”). The attorneys’ fees and incentive award are also payable by the Initial Payment Date.

The total amount payable of $825,000 is reflected in the condensed consolidated statements of financial condition as of December 31, 2004, and September 30, 2005 in “Accrued expenses and other liabilities”. The settlement agreement also provides that the Company will have no further obligation to pay dividends on the Five Star Policies of the kind that gave rise to the litigation. This change permitted the Company to reduce the reserves it will be required to maintain for the Five Star Policies to the extent they remain in force by the $500,000 settlement amount for dividends. This reduction in reserves is reflected in the condensed consolidated statements of financial condition as of December 31, 2004 and September 30, 2005 in “Future policy benefits”.

In addition, the Company is party to other lawsuits in the normal course of business. Management believes that recorded claim liabilities are adequate to ensure that these other suits will be resolved without material financial impact to the Company.

Note 8 – DEBT

Debt consists of the following notes payable:

	September 30, 2005	December 31, 2004
Commercial bank, due 2007	$1,729,170	$2,791,669
Related party, due 2006	3,500,000	3,000,000
Total	$5,229,170	$5,791,669

The Company’s outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank’s prime lending rate or the one-month LIBOR rate plus 2.75% (7.06% at September 30, 2005). Scheduled principal installments are due as follows: 2006 - $1,416,667; and 2007 - $312,503. The loan agreement for the bank note contains covenants regarding asset acquisitions, shareholders’ equity and dividends, and maintenance of a debt to earnings ratio. For the period of 2003 through June 30, 2005 the Company has not complied with a loan covenant (debt to earnings ratio) on this debt and has received quarterly waivers from the lender of such violation for 2003 through June 30, 2005. In return for the waivers the Company’s Chairman agreed to personally guarantee the outstanding bank debt. However, since the Company is not assured of meeting this covenant throughout 2006, the full balance of $1,729,170 is considered payable within one year. Although the Company does not expect the full balance to be called during 2006, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available resources will be adequate to service the remaining 2005 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $1,500,000 if necessary, which management believes will service bank debt obligations through 2007. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank note.

Part I; Item 1 (continued)

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 in December 2003 and an additional $500,000 in September 2005 from its Chairman for general operating capital, including servicing bank debt. These amounts borrowed from the Company’s Chairman are considered current debt due to a 90-day call provision in the loan agreement. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1% (7.75% at September 30 2005). The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2006; except however, under terms of a subordination agreement between the Chairman and the Company’s commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid. The stated maturity date for these notes has been extended one year to June 30, 2006 by agreement between the Company and the Chairman.

A summary of all known commitments of the Company as of September 30, 2005, including the aforementioned borrowings, and an estimate (based on reasonable assumptions and anticipated trends) of payments to be made for future policy benefits and contract claims, is as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
Future Policy Benefits and Contract Claims (a)	$127,574,102	$10,344,677	$15,520,450	$13,348,655	$88,360,320
Note Payable to Bank	1,819,281	1,819,281	---	---	---
Note Payable to Related Party	3,635,625	3,635,625	---	---	---
Operating Leases	53,031	31,675	21,356	---	---

(a) anticipated cash benefit payments not including any future earnings or additional premiums.

Management is not aware of any other commitments or unusual events that could materially affect the Company’s capital resources.

Part I; Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As more fully outlined in the Management’s Discussion and Analysis in the Company’s Form 10-K for 2004, Management sees the following as its key challenges:

• Financial
(1)	earning a statutory operating profit for all segments (see Note 7 to the Consolidated Financial Statements in the Company’s 2004 Form 10-K for a discussion of statutory accounting);
(2)	allowing for a portion of 2005 statutory profit to fund higher sales growth in 2006 without straining capital and surplus; and
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
(2)	attracting and employing marketing management
(3)	implementing new group administration system
(4)

for Group Dental, creating a plan to offer Preferred Provider networks and Third Party Administration products in 2006, building on the Company’s strength of providing high quality service and exploring plans to sell other products through the Dental marketing channel

(5)	for Final Expense, performing a controlled introduction through select Managing General Agents who focus on this type of product; and
(6)	for Pre-need, evaluating economics including overhead absorption and program modifications

During the first nine months of 2005, the Company’s insurance subsidiaries experienced a modest combined statutory operating profit. The Company reported a consolidated pretax operating loss (which excludes realized investment gains) of $574,000, which is $1,466,000 less than the pretax operating loss for the first nine months of 2004 of $2,040,000, a modest net income in the condensed consolidated statements of operations and improved segment income for all segments except the Home Service segment compared to the first nine months of 2004 (see Note 6 – SEGMENT INFORMATION in the notes to condensed consolidated financial statements). The Company’s insurance subsidiaries’ risk adjusted capital ratios improved compared to the ratios at September 30, 2004 and at December 31, 2004 primarily as the result of the statutory profit (loss) and decreases in investments in equity securities and below investment grade bonds.

The Company is subject to various market risks. The most significant risks relate to fluctuations in interest rates (which impact prices of fixed maturity securities) and prices of equity securities. Although the Company has at times experienced negative total returns (defined as investment income and realized and unrealized investment gains and losses) on its investment portfolio, the total return for the first nine months of 2005 was a positive 3.21% (the Company recorded pre-tax unrealized gains (losses), of $(1,600,000) on debt securities and $(1,109,000) on equities) compared to a positive total return of 3.89% during the first nine months of 2004. Historically these returns have been favorable and the Company has successfully managed the risk over many years. Company management devotes significant attention to the capital markets, and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

In an effort to increase levels of risk adjusted statutory surplus at the insurance subsidiary level, management repositions the portfolio to take advantage of opportunities and accordingly, decreased its investment in equity securities on a market value basis by $1,248,000 or 14% and in fixed maturity securities (principally below investment grade bonds) by $3,556,000 or 3.1% during the first nine months of 2005. Management anticipates that this action will negatively impact long-term total returns. The Company will further reposition the portfolios as it becomes necessary in order to increase total returns and maintain an acceptable risk-adjusted statutory surplus at the insurance subsidiary level.

General expenses for the first nine months of 2005 were down $696,000 compared to the first nine months of 2004, which included approximately $1,152,000 of non-recurring expenses related to consulting, legal and severance matters. The Company employed an executive marketing person for life insurance products in the second quarter of 2005 and an executive marketing person for the group dental product in August 2005. We also continue the installation and conversion of the new group administration system project, which we initiated early in 2005, and expect to complete by the end of 2005.

The Company has experienced an improved loss ratio for the Dental products and is in the planning stages of developing a Preferred Provider network and Third Party Administration products. In the first quarter of 2005 the Company launched a new final expense product, and continues to evaluate the economics of the Pre-need product (see under the OPERATIONS heading later in this Management’s Discussion and Analysis).

The following discussion is presented as a means of providing the reader with a clearer understanding of some of the operational elements impacting the financial position and results as reported in the accompanying condensed consolidated financial statements.

FEDERAL INCOME TAXES

The Company has generally not been currently taxable, accumulating operating and capital loss carryovers for tax purposes that create uncertainties as to future realization of related tax benefits and ultimate effective rates. This significantly impacts the Company’s determination of its deferred income tax accounts. During each of the first three quarters of 2005, the Company made revisions to its deferred income tax estimates needed in prior periods, including related estimates of its required valuation allowance for the estimated realization of deferred tax assets. Such revisions resulted in tax benefits of $(51,531) and $(46,981) being recognized in the first and second quarters, respectively, and tax expense of $98,512 in the third quarter, as matters emerged.

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

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, most of which are publicly traded with volatile market prices. We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. These evaluations involve significant judgment. Our evaluation consists of a review of qualitative and quantitative factors, including analysis of the Company’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. Declines in fair values of securities deemed to be temporary are included as an unrealized loss in shareholders’ equity. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

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

Goodwill and Intangible Impairment. The balance of our goodwill and value of insurance acquired (“VIF”) was $3.15 million at September 30, 2005. The recovery of this asset is dependent on the fair value of the business to which it relates. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2005 and 2004, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

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

Litigation. As further described in Note 7 of the Notes to condensed consolidated financial statements, United Liberty has been a party to an outstanding lawsuit concerning payment of policyholder dividends. The parties have reached a provisional settlement agreement dated October 8, 2004, and an Ohio state court entered a Final Order and Judgment on October 21, 2005 approving the settlement subject to appeal. As described in Note 7, the Company has recognized an obligation for future payments to the policyholders and their attorneys totaling $825,000 in the condensed consolidated statements of financial position as of September 30, 2005. The Company has recorded the financial impact on income of the agreement in 2004.

OPERATIONS. Net premiums earned decreased approximately $662,000 or 9.4% during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, and decreased approximately $1,690,000 or 7.9% for the first nine months of 2005 compared to the same period in 2004. Below is a summary of net premiums earned, by segment, for the three and nine-month periods ended September 30, 2005, along with the change from the same periods of 2004.

Home Service Life premiums decreased approximately 2.2% during the first nine months of 2005 compared to the same period in 2004 due to higher lapse rates. Broker Life premiums increased in the first nine months of 2005 compared to the same period of 2004 because the Company has been aggressively developing relationships with new Managing General Agents to market the new final expense product introduced this year. Net premiums earned for the new final expense product were $465,000 during the first nine months of 2005 while premiums on old Broker Life products declined $182,000 because the Company is no longer writing first year business on those products. Pre-need Life premiums continued to decrease during the first nine months of 2005 compared to the same period in 2004 as the result of the Company further lowering crediting rates related to face amount growth in late 2004, and changing the focus of our marketing efforts. Dental premiums decreased during the first nine months of 2005 compared to the first nine months of 2004 because the Company has not renewed a large group with an unacceptable loss ratio and has strengthened renewal underwriting standards in an effort to improve the loss ratio for this product. The Dental loss ratio for the first nine months of 2005 was 71.3% compared to 74.4% for the same period in 2004. Other Health premiums declined because in October 2004 the Company discontinued writing a disability plan which had been experiencing an unacceptable loss ratio. The Other Health segment products are not being actively marketed as the Company continues to redirect the focus of its marketing efforts to the Home Service Life, Broker Life and Dental segments in an effort to improve profitability in those segments.

Net benefits decreased $1,411,000, or 8.5% during the first nine months of 2005 compared to the first nine months of 2004 due primarily to a slightly improved mortality rate in the Broker Life segment. The increase in net benefit reserves decreased $712,000 during the first nine months of 2005 compared to the same period in 2004 primarily due to the decrease in Pre-need policies issued and in force during the period. Commissions decreased $15,000 or 0.4% for the first nine months of 2005 compared to the same period of 2004 due to the decreased premiums collected for the period, offset by a higher first year commission rate paid on the new final expense premiums written. As discussed above, General expenses decreased $696,000, or 11.9% during the first nine months of 2005 compared to the same period of 2004. The net deferral/amortization of policy acquisition costs and value of insurance acquired increased $186,000 for the nine months ended September 30, 2005 compared to the same period in 2004 principally due to the decline in first year Pre-need premiums during the same period.

Pretax income increased approximately $993,000 to $157,000 for the nine months ended September 30, 2005 compared to a pretax loss of $836,000 for the same period in 2004. Net investment income increased $115,000, or 2.3% for the first nine months of 2005 compared to the same period of 2004, in spite of a modest decline in invested assets and cash and cash equivalents due to an increased yield on the Company’s fixed maturities portfolio resulting from investing in longer term fixed maturity securities. Net realized investment gains decreased to $730,000 for the first nine months of 2005 from net investment gains of $1,204,000 for the same period in 2004.

Pretax Segment loss (excluding realized investment gains and interest expense) for the first nine months of 2005 was approximately $299,000 compared to $1,774,000 for the first nine months of 2004. This is attributable to the factors described above. Following are the approximate, annualized pretax investment income and “total return” yields (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) for the nine months ended September 30, 2005 and 2004. Net realized gains totaled $348,000 and $730,000 for the three and nine months ended September 30, 2005, respectively and $914,000 and $1,204,000 for the three and nine months ended September 30, 2004, respectively, while unrealized gains (losses), net of deferred taxes totaled $(1,968,000) and $(1,729,000) for the three and nine-month periods ended September 30, 2005, respectively and $1,314,000 and $(1,506,000) for the three and nine-month periods ended 2004, respectively.

FINANCIAL POSITION. Shareholders’ equity totaled approximately $18,182,000 and $19,754,000 at September 30, 2005 and December 31, 2004, respectively. These balances reflect an approximate 7.96% decrease for the nine months ended September 30, 2005. Comprehensive loss totaled approximately $(1,572,000) and $(2,342,000) for the nine months ended September 30, 2005 and 2004, respectively. A significant portion of the comprehensive loss is attributable to changes in the value of the Company’s fixed maturity and equity portfolios. Equity securities comprised approximately 5.0% and 5.7% of the Company’s total assets as of September 30, 2005 and December 31, 2004, respectively. Accordingly, movements in the equities markets can significantly affect the Company’s financial position. Equity portfolio positions decreased $138,000 on a cost basis and $1,248,000 on a market value basis, during the first nine months of 2005. Fixed maturity portfolio positions decreased $1,956,000 on an amortized cost basis and $3,556,000 on a market value basis during the same period. These decreases result from the disposal of equity securities and below investment grade fixed maturity securities in an effort to increase the risk adjusted capital levels of the Company’s insurance subsidiaries. Cash and cash equivalent positions increased, pending investment, approximately $1,815,000 during the nine months ended September 30, 2005.

The equity and fixed maturities markets continue to be highly volatile and were unfavorable in the third quarter and first nine months of 2005. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. Low short-term rates continue to adversely impact the Company’s investment portfolio yield and operating earnings. The 2005 environment continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company’s 2004 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CASH FLOWS AND LIQUIDITY. Cash provided by operations totaled $452,000 for the nine months ended

September 30, 2005 compared to $606,000 for the same period in the prior year. The decrease in the positive cash flow is primarily attributable to the decrease in premiums collected in the period. The $2,865,000 of cash provided by investing activities for the nine months ended September 30, 2005 resulted from the net decrease in the investment portfolio on a cost basis, offset by increased investment in equipment. The $1,502,000 of cash used in financing activities during the first nine months of 2005 is attributable to bank loan principal repayments along with net annuity and Universal Life account withdrawals, offset by proceeds from additional borrowings from related party. Due to continued earnings pressure from low yields on investments and cash equivalents and the declining Pre-need premiums, the Company completed a strategic review of its products and operations in 2004. A key element of this initiative is improving profitability of the Pre-need, Home Service, and Broker Life segments by increasing premiums in the Home Service and Broker segments, strengthening underwriting practices, modifying commissions, and where possible, lowering interest crediting or policy growth rates. Regarding the currently scheduled bank debt repayments, the Company believes its available resources will be adequate to service 2005 debt obligations. The Company’s Chairman has expressed potential willingness to loan the Company an additional $1,500,000 if necessary, which could service bank debt obligations through 2007.

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

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Risk. The primary changes in quantitative market risks during the nine months ended September 30, 2005 are discussed in Part I, Item 2 above.

Part I; Item 4 – Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the past 90 days, the Company conducted an evaluation of its disclosure controls and procedures, with the supervision and participation of its Chief Executive Officer and Chief Financial Officer. The Company does not expect that its disclosure controls and procedures will prevent all errors and fraud. Such a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must balance the constraint of prudent resource expenditure with a judgmental evaluation of risks and benefits. Based on this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is made known on a timely basis to the Company’s principal executive and financial officers.

CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company’s internal controls or changes in other factors that could significantly affect these controls subsequent to their evaluation, nor has the Company implemented any corrective actions regarding significant deficiencies or material weaknesses in internal controls.

Part II – Other Information

Item 1. Legal proceedings.

On October 21, 2005, a Final Order and Judgment was entered by an Ohio state court in an action brought against the Registrant’s wholly owned subsidiary, United Liberty Life Insurance Company (“United Liberty”) by two policyholders in 2000. This litigation is described in Item 3 of the Company’s Form 10-K for the year ended December 31, 2004 filed on March 31, 2005. The Final Order and Judgment approved the provisional Settlement Agreement dated October 8, 2004, also described in that Form 10-K. The Final Order and Judgment will become final and effective unless an appeal is taken during the appeal period, which expires November 20, 2005.

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
Treasurer and Chief Financial Officer

Date: November 14, 2005

21