Form 10-K
period 2005-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2006-03-24
CIK 887136

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(502) 244-2420

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	No	X

State the aggregate market value of the common equity held by non-affiliates of the registrant: $3,981,228 (based on an $6.35per share average of bid and asked prices on March 22, 2006).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,671,628 shares of Class A Stock as of March 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Board of Director’s Proxy Statement for the Annual Meeting of Shareholders now scheduled for June 15, 2006 are incorporated into Part III of this Form 10-K. The date of this Report is March 24, 2006.

CONTENTS

PART I

Page

ITEM	1	BUSINESS	3
ITEM	1A	RISK FACTORS	10
ITEM	1B	UNRESOLVED STAFF COMMENTS	13
ITEM	2	PROPERTIES	13
ITEM	3	LEGAL PROCEEDINGS	13
ITEM	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II

ITEM	5	MARKET FOR REGISTRANT’S
		COMMON EQUITY RELATED STOCKHOLDER MATTER AND ISSUER
		PURCHASES OF EQUITY SECURITIES	14
ITEM	6	SELECTED FINANCAL DATA	16
ITEM	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATION	17
ITEM	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
		MARKET RISK	31
ITEM	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
ITEM	9	CHANGES IN AND DISAGREEMENTS
		WITH ACCOUNTANTS ON ACCOUNTING AND
		FINANCIAL DISCLOSURE	32
ITEM	9A	CONTROLS AND PROCEDURES	32

ITEM	9B	OTHER INFORMATION	32

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	59
ITEM 11	EXECUTIVE COMPENSATION	59
ITEM 12	SECURITY OWNERSHIP OF CERTAIN
	BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	59
ITEM 13	CERTAIN RELATIONSHIPS
	AND RELATED TRANSACTIONS	59
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	59

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	60
SIGNATURES		61
EXHIBIT INDEX		62
EXHIBITS		63

This report contains projections and other forward-looking statements regarding future events or the future financial performance of the Company. Actual events and results may differ materially from those in the projections and other forward-looking statements set forth herein. Among the important factors that could cause actual events or results to differ materially from those in the projections and other forward-looking statements are: changes in the market value of the Company’s investments, including stock market performance and interest rate changes; customer response to marketing efforts; mortality and morbidity trends; regulatory changes; actions of independent rating agencies; general economic conditions and increased competition; the Company’s ability to achieve operating efficiencies; unanticipated adverse litigation; and changes in Federal tax law. Readers are referred to the Items 1, 7, 7a and 8 in this report and to the Company Report on Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 for a discussion of these and other important risk factors concerning the Company and its operations.

PART I

ITEM 1. BUSINESS

General

Citizens Financial Corporation (herein, the “Company” or the “Registrant”) was incorporated in Kentucky in 1990 at the direction of the Board of Directors of Citizens Security Life Insurance Company (“Citizens Security”) for the ultimate purpose of becoming an insurance holding company. Pursuant to a merger completed in 1991, Citizens Security became a wholly owned subsidiary of the Company. The Company is now a holding company that engages in the business of life insurance, annuities, and accident and health insurance through Citizens Security and United Liberty Life Insurance Company (“United Liberty”), a wholly owned subsidiary of Citizens Security (herein collectively, the “Life Insurance Subsidiaries”). Citizens Security also owns Citizens Insurance Company (“Citizens Insurance”), which is licensed as a property and casualty insurer but currently has no business in force. The Life Insurance Subsidiaries and Citizens Insurance are herein collectively referred to as the “Insurance Subsidiaries.”

Insurance Operations

The Company, through its Life Insurance Subsidiaries, operates in five business segments -- 1) home service life insurance (“Home Service Life” or “Home Service”), 2) broker-sold life insurance and annuities (“Broker Life”), 3) preneed life insurance (“Preneed Life” or “Preneed”), 4) dental insurance (“Dental”), and 5) other health and accident insurance (“Other Health”). The Home Service and Preneed Life segments provide individual coverages; the Dental segment provides group coverages; while the Broker Life and Other Health segments include individual and group insurance coverages. The following table presents each business segment’s revenue; pretax segment profit (loss) excluding realized investment gains (losses) and interest expense; and ending assets for each of the last three fiscal years. Additional segment information is contained in Item 7 and in Note 8 of the Notes to Consolidated Financial Statements.

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

Broker Life. The Broker Life segment offers traditional whole life insurance; universal life insurance, which provides policyholders with permanent life insurance and adjustable rates of return on the cash value element of policy premiums, based upon current interest rates; annuities; group life; accidental death and dismemberment; and dependent life insurance. The majority of Broker Life sales consists of whole life graded death benefit and simplified issue policies.

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

Preneed Life. The Preneed Life segment products are traditional whole life policies sold to individuals in connection with prearrangement of their funeral and include single and multi-pay coverages, generally in amounts of $10,000 and less. These policies are generally sold to middle-aged to elderly individuals.

Coverage in Force.

The following table provides information concerning the Life Insurance Subsidiaries' volume of life insurance coverage in force.

1Before deduction of reinsurance ceded.

2Represents the percentage of individual policies terminated during the indicated period by lapse, surrender, conversion,

maturity, or otherwise.

The downward trend in Net In-force amounts is primarily the result of the reduced new premium (as part of the Company’s strategy) and continued benefit payments in the Preneed segment.

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

The Life Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 3,100 sales representatives are licensed as independent agents for the Life Insurance Subsidiaries. Nearly all of these agents also represent other insurers. Approximately 900 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 700 agents specialize in the Preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

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

Acquired Immunodeficiency Syndrome (“AIDS”) claims identified to date, as a percentage of total claims, have not been significant for the Life Insurance Subsidiaries. Evaluating the impact of future AIDS claims under health and life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus, uncertainty as to the speed at which the AIDS virus has and may spread through the general population, and advancements in medical treatment options. The Life Insurance Subsidiaries have implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

Investments. The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Life Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. Where deemed appropriate, the Life Insurance Subsidiaries will hold selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group (“S&P”) or BAA by Moody's Investors Service (“Moody's”). The Company’s non-investment grade bonds, based on reported fair values, represented 3.3% of the Company’s cash and invested assets as of December 31, 2005. Citizens Security has maintained substantial investments in equity securities in an effort to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Insurance Subsidiaries. Federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2., “Description of Property,” represented approximately 2.2% of cash and invested assets as of December 31, 2005. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 2005 that would be included in the high-risk classification.

For additional information concerning investment results, see Item 7.

Reinsurance. In keeping with industry practice, the Life Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks which they underwrite. The Life Insurance Subsidiaries retain no more than $40,000 of individual life insurance risk and $15,000 of group life insurance risk for any single life. Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 2005, approximately $83,173,000 or 12% of life insurance in force was reinsured under arrangements described in Note 10 of the Notes to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Life Insurance Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit their maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Life Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

Competition. The insurance industry is highly competitive, with approximately 1,500 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the Life Insurance Subsidiaries. Financial and claims-paying ratings assigned to insurers by A.M. Best Company (“Best”) and by nationally recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best in October 2001, when it was downgraded to B- (Fair) from B (Fair). The B- rating was reaffirmed in December 2005. United Liberty’s rating has remained at B- (Fair) since its 1998 acquisition. According to Best, B- ratings are assigned to companies that have on balance, fair financial strength, operating performance and market profile when compared to the standards established by Best. Also according to Best, B- companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions. There are seven Best rating categories above the B- category from B to A++. The Life Insurance Subsidiaries will continue to pursue upward revisions in their Best ratings. Citizens Insurance has no insurance business in force and is not rated by Best.

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

State Insurance Regulation. The Insurance Subsidiaries are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, regulate the form and content of policies, establish reserve requirements, prescribe the type and amount of allowable investments, and review premium rates for fairness and adequacy. The Insurance Subsidiaries file detailed annual statements with the National Association of Insurance Commissioners (“NAIC”) and with many states in which they are licensed to transact business. The KOI also periodically examines the business and accounts of the Insurance Subsidiaries.

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Life Insurance Subsidiaries, net of refunds but before offsets for future premium or intangible property taxes, were $5,544, $5,178, and $6,945 in 2005, 2004, and 2003, respectively.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the Kentucky Office of Insurance must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Executive Director of the KOI. For 2006, the maximum amount of dividends that Citizens Security, United Liberty and Citizens Insurance could pay, without the Executive Director's approval, is $479,000, $100,000 and $26,500. The Company provides substantially all management, operating and employee services for the Insurance Subsidiaries and is reimbursed at actual cost plus 15%. This management fee totaled $5,034,000 for 2005. The Company currently has resources which management believes will be adequate to service debt obligations through 2006. In addition, the Company’s Chairman has expressed potential willingness to lend up to $1,000,000 of additional funds to the Company if necessary. Accordingly, the Company is not relying upon affiliate dividends for near-term debt service.

During recent years, the NAIC has taken several steps to address public concerns regarding insurer solvency. These steps included implementing a state certification program designed to promote uniformity among the insurance laws of the various states and developing insurer reporting requirements that focus on asset quality, capital adequacy, profitability, asset/liability matching, and liquidity. These requirements include establishment of asset valuation reserves (“AVR”) and interest maintenance reserves (“IMR”), risk-based capital (“RBC”) rules to assess the capital adequacy of an insurer, and a revision to the Standard Valuation Law (“SVL”) that specifies minimum reserve levels and requires cash flow testing in which projected cash inflows from assets are compared to projected cash outflows for liabilities to determine reserve adequacy.

The Life Insurance Subsidiaries’ AVR, as of December 31, 2005, 2004 and 2003, is shown in Item 7. Cash flow testing and the results of such testing as applied to the Life Insurance Subsidiaries are also described and discussed in Item 7.

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

Based on RBC computations as of December 31, 2005, the Insurance Subsidiaries each have capital that is in excess of minimum regulatory requirements.

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

Income Taxation. The Life Insurance Subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 34% and imposes a corporate alternative minimum tax rate of 20%. See Item 7 and Note 6 of the Notes to Consolidated Financial Statements.

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

Reserves. In accordance with applicable insurance laws, the Life Insurance Subsidiaries have established and carry as liabilities actuarially determined reserves to meet their policy obligations. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are required to be sufficient to meet policy obligations. Reserves maintained for health insurance include the unearned premiums under each policy, reserves for claims that have been reported but not yet paid, and reserves for claims that have been incurred but have not been reported. Furthermore, for all health policies under which renewability is guaranteed, additional reserves are maintained in recognition of the actuarially calculated probability that the frequency and amount of claims will increase as policies persist. The Life Insurance Subsidiaries are required to maintain reserves on reinsured business assumed on a basis essentially comparable to direct insurance reserves. Reinsurance business assumed is presently insignificant in amount.

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

Employees. As of March 1, 2006, the Company employed 68 people, excluding agents. As of that date, the Company had approximately 3,100 independent agents licensed to sell its products.

ITEM 1A. RISK FACTORS

The following list describes several of the more significant risk factors unique to our company. Additional risks to which we are subject include, but are not limited to, the factors discussed under “Forward-Looking Statements” and elsewhere in this Form 10-K:

Market fluctuations and general economic conditions may adversely impact our operating results and financial position.

Our investment income and the values of our investment holdings are sensitive to stock, real estate and interest rate market fluctuations and general economic conditions and these fluctuations could adversely affect our investment returns, realized and unrealized investment gains and losses and the value of our invested assets. A prolonged period of high inflation could cause a negative change in consumer sentiment adversely affecting the sales and persistency of our products. Market conditions also determine the availability and cost of reinsurance we employ to limit our risks.

Losses due to defaults by others could adversely impact the value of our investments and our operating results.

Issuers and borrowers whose securities we hold and reinsurers may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons, having an adverse impact on our operating results and financial position.

The life insurance industry is becoming increasingly competitive. If we are not able to effectively compete it would adversely impact our operating results and financial position.

We face significant competition, including from companies with significantly greater resources. Product life cycles have shortened in many product segments, creating intense competition regarding product features. Larger companies with greater resources are able to allocate more resources to brand identity, product development and risk management, as well as distribution capability and information technology needed to offer the superior customer service demanded by an increasingly sophisticated marketplace (both policyholder and agent base).

Differences between actual claims experience and underwriting and reserving assumptions might adversely impact our operating results and financial position.

We set prices for our insurance products based upon expected claims, using assumptions for mortality and morbidity rates of our policyholders and expected persistency of our products. Significant deviations in actual experience from our pricing assumptions could adversely affect our profitability.

If our reserves for future policyholder benefits are inadequate, an increase in our reserves in the future would adversely impact our operating results and financial position.

We establish reserves to pay future policyholder benefits based upon actuarial or statistical estimates, using many assumptions and projections which involve the exercise of significant judgment, including as to the levels of and timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results, surrenders, mortality, morbidity and persistency. If we conclude that our reserves are inadequate, we would be required to increase our reserves and incur operating statement charges for the period in which we make the determination, adversely impacting our operating results and financial position.

Reinsurance may not be available, affordable or adequate to protect us against losses.

While life reinsurance generally binds the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions determine the availability and cost of reinsurance protection for new business. As a result of consolidation of the life reinsurance market and other market factors, capacity in the life reinsurance market has decreased. Further, life reinsurance is currently available at higher prices and less favorable terms than those prevailing between 1997 and 2003. Further consolidation, regulatory developments, catastrophic events or other significant developments affecting the pricing and availability of reinsurance could materially harm the reinsurance market and our ability to enter into reinsurance agreements. An increase in the cost of reinsurance or our inability to protect us against large losses would adversely impact our operating results and financial position.

We may be unable to attract and retain sales representatives for our products which would adversely impact our operating results and financial position.

We use an independent agent distribution channel to sell our products. Our independent agents generally sell competing products offered by a number of different insurance companies. Strong competition exists among insurance companies for agents with demonstrated ability. The companies represented by independent agents compete on the basis of financial position, support services, compensation, product features and other factors. If we are unsuccessful in attracting and retaining high quality, producing agents our profitability could be significantly adversely affected.

We may not be able to raise capital, if necessary, at an affordable cost which could adversely impact our operating results.

Due to our relative small size, the relatively thin market for shares of our stock and our lack of a stable history of income, we may not be able to raise additional capital or borrowings, if needed, with acceptable terms. This could force us to forgo opportunities to grow or force us to raise capital with unfavorable terms, which could adversely impact our operating results and financial position.

The loss and replacement of a key employee or director could disrupt our operations and adversely impact our operating results.

Due to the relative size and the limited resources of our business we are forced to operate with a limited number of key management employees. The loss of one or more of our key employees or directors could be disruptive to our operations, and filling a vacancy could be expensive and difficult because we compete with larger companies having greater resources for qualified management employees and directors. Such a loss could adversely impact our operating results.

We may be required to accelerate the amortization of deferred policy acquisition costs (“DAC”), or value of insurance acquired (“VIF”), or recognize impairment in the value of our goodwill that would adversely impact our operating results and financial position.

Deferred acquisition costs represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance contracts. We amortize these costs over the expected lives of the related insurance contracts. Valuation of business acquired represents the present value of future profits embedded in acquired business and is amortized over the expected lives of the acquired contracts. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other business over the fair value at the date of acquisition of the net assets acquired. Management continuously tests the DAC and VIF to determine if the recorded amounts are recoverable under current assumptions. We also regularly review the estimates and assumptions underlying DAC and VIF for those products for which we amortize DAC and VIF in proportion to gross profits. Management reviews goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates. Given changes in facts and circumstances, these tests and reviews could lead to reductions in goodwill, DAC or VIF that could have an adverse impact on our operating results and financial position.

A downgrade or potential downgrade in our claims paying rating could limit our ability to market products and/or increase the number or value of policies being surrendered.

Claims paying ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products.

Our operating insurance subsidiaries are heavily regulated and changes in regulation could reduce our profitability and limit our growth.

Our insurance subsidiaries are regulated by the Kentucky Office of Insurance and other states in which they are licensed to do business. We are also subject to the rules and regulations of the SEC and NASDAQ relative to reporting and disclosure, security trading, accounting and financial reporting and corporate governance matters. The Sarbanes-Oxley Act of 2002 and the rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies. Compliance with applicable laws and regulations is time consuming and staff intensive. Changes in these laws and regulations may materially increase our direct and indirect compliance costs, adversely impacting our operating results and financial position.

Legal actions are inherent in our insurance business and could adversely impact our operating results and financial position.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of business, including the risk of class action lawsuits. Any adverse judgment against us, and the legal costs of defending our company in potentially lengthy legal battles would have an adverse impact on our operating results and financial position, as well as threaten our ability to continue operating.

Catastrophes may adversely impact our operating results and financial position.

Our insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other natural or man caused event that causes a large number of deaths. The occurrence of any such catastrophic event could materially adversely impact our operating results and financial position due to a potentially large number of death claims and surrenders.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk which could adversely impact our operating results and financial position.

Our policies and procedures to monitor risks may not be fully effective and may leave us exposed to unidentified and unanticipated risks. Past or future employee or agent misconduct could result in violations of law by us, regulatory sanctions, serious financial harm or harm to our reputation, and the precautions we take to prevent and detect such activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely impact our business, operating results, or financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns, through Citizens Security, a three-story, 63,000 square foot office building in suburban Louisville, Kentucky completed in 1988. The Company and its Subsidiaries occupy about 32% of the building for their headquarters and home offices. The remaining 68% of the building space is available for lease to tenants under leases of various durations. Market conditions for this property are generally favorable and, in management’s opinion, the property is adequately covered by insurance. Currently, the Company’s policy is not to invest in additional real estate or real estate mortgages, although a change in such policy would not require a vote of security holders. In addition, the Company’s current bank lending agreement precludes investment in additional real estate and in mortgages with a loan-to-appraised-value ratio of more than 75%.

ITEM 3. LEGAL PROCEEDINGS

United Liberty, which the Company acquired in 1998, defended an action in an Ohio state court brought by two policyholders in 2000. The Complaint referred to a class of life insurance policies, including related certificates of participation, that United Liberty issued over a period of years ended around 1971 (known as “Five Star Policies”). It alleged that United Liberty’s dividend payments on these policies from 1993 through 1999 were less than the amounts required by the certificates of participation. It did not specify the amount of the alleged underpayment but implied a maximum of about $850,000. The plaintiffs also alleged that United Liberty was liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action was certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty denied the material allegations of the Complaint and defended the action vigorously.

As a result of a provisional settlement agreement dated October 8, 2004, which applied to all holders of the Five Star Policies wherever they reside, United Liberty recorded as of December 31, 2004 an obligation for future payments to the policyholders and their attorneys totaling $825,000. The terms of the settlement agreement were subject to the approval of the court in which the action was pending. On October 21, 2005, the Court entered a Final Order and Judgment. The Final Order and Judgment approved the provisional Settlement Agreement dated October 8, 2004, and became final and effective on November 20, 2005.

The $825,000 obligation for future payments included in the consolidated financial statements as of December 31, 2005 and 2004, consists of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys’ fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class. The $500,000 portion is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in a lump sum to those policy holders whose policies are no longer in force and in three annual installments to those policy holders whose policies are still in force at their anniversary date. United Liberty made the first payments dated January 12, 2006 to those whose policies were no longer in force, which totaled $278,698. The attorneys’ fees and incentive award were also paid on that date (prior to the “Initial Payment Date” set as sixty days subsequent to the end of the appeal period).

In addition, the Company is party to other lawsuits in the normal course of business. Based on information available at very early stages, management believes that currently pending lawsuits will be resolved without material financial impact to the Company.

ITEM 4. SUBMISSION OF

MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 22, 2006, there were approximately 2,350 holders of record of the Company's Class A Stock, its only class of common equity. The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market (“NASDAQ”) under the trading symbol CNFL. Trading volume in 2005 was 13.3% of the average shares outstanding during the year and trading volume by non-affiliates was about 35.3% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 2005 and 2004 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its outstanding borrowings compared to dividends and income before interest expense, amortization, depreciation and income tax expense for (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January 2006, the bank loan covenant precludes the Company from paying any dividends. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security’s repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code subject transactions between the Insurance Subsidiaries and their respective parents, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Insurance Subsidiaries’ capital and surplus available to support policyholder obligations. See Item 1. “Description of Business -- State Insurance Regulation.” In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

Equity Compensation Plan Information

Issuer Purchases of Equity Securities

(a) No shares were purchased during 2005.
(b) The average price paid per share of stock repurchased under the stock repurchase program includes any commissions paid to the brokers.
(c)

Information in this column relates to the stock repurchase program publicly announced on August 12, 1998 our Board of Directors authorized the repurchase of up to an aggregate of $1,200,000 of our common stock and amended such plan on November 12, 2002 to authorize the repurchase of an additional $250,000. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Note:	See Item 7 for additional information relevant to the above data.
(a)	Results from the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.
(b)

Net income per share and shareholders’ equity per share are based upon the weighted average common shares outstanding in 2005, 2004, 2003, 2002 and 2001 of 1,671,628, 1,671,628, 1,685,390, 1,711,627,and 1,740,360, respectively.

(c)	Net investment income reported in the consolidated financial statements as a percent of average cash and invested assets.

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

The Company’s management has identified the following as major financial, operational and marketing accomplishments during 2005:

• The Company has continued to restructure its investment portfolio to consist of a greater percentage of investment grade fixed maturity securities and less investment in equities. This action reduces the risks inherent in the equities market, improves investment income yields and is looked upon favorably by regulators and rating agencies.

• The Company earned a profit for the third straight year despite experiencing reduced premiums and reduced net realized investment gains.

• The Company reached a final settlement of a long-standing class action lawsuit involving United Liberty, one of its insurance subsidiaries.

• The Company completed the installation of a new group administration system to create a platform for Group Dental growth.

• The Company introduced a new Final Expense product and distribution channel to create an opportunity for growth, with adequate first year performance.

• The Company reduced costs and expenses associated with the Preneed line of business, realizing segment profit in that line for the first time since 1998.

Management sees the following as its key challenges for 2006:

• Financial
(1)

earning an operating profit for all segments (see page 27 of this Management Discussion and Analysis of Financial Condition and Results of Operation and Note 7 to the Consolidated Financial Statements for a discussion of statutory accounting)

(2)	continuing to solidify the ratings from A.M. Best and setting the stage for a rating upgrade after 2006 (see the section titles “Competition” In Item 1 for a discussion of the Company’s rating)

(3)	using a portion of profits to fund higher sales growth in 2006 and beyond without straining capital and surplus

(4)	evaluating plans to reduce compliance costs in 2007 and beyond

• Operational

(1)	controlling operating expenses

(2)	updating hardware and software technology

• Product line

(1)

for Group Dental: creating a plan to offer Preferred Provider networks and Third Party Administration products in 2006, building on the Company’s strength of providing high quality service and exploring plans to sell other products through the Dental marketing channel

(2)	for Final Expense: performing a controlled growth path through select Managing General Agents who focus on this type of product

(3)	for Home Service: improving 13-month persistency, strengthening controls over field premium collection, recruiting satisfactory agents and controlling expenses

(4)	for Preneed: maintaining current distribution relationships and controlling costs and expenses

The following discussion is presented to provide the reader with a clearer understanding of some of the operational elements impacting the financial position and results as reported in the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders’ equity and cash flows.

Segment Profit (Loss)

The Company manages its operations in five business segments, Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five segments are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and under to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and under. Other products in the Broker Life segment that comprise a significant portion of existing business include group life, universal life, annuities and participating life policies. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single and multi-pay policies, generally in amounts of $10,000 and less. These policies are generally sold to middle aged and elderly individuals. Dental products are term policies generally sold to small and intermediate size employer groups. Other Health products include various accident and health policies sold to individuals and employer groups. Profit or loss for each segment is reported on a pretax basis, without an allocation of realized investment gains or interest expense.

The Company’s 2005 segment loss was $(76,000) compared to losses of $(2,307,000) in 2004 and $(973,000) in 2003. The segment loss in 2004, excluding nonrecurring items described below, was $(481,000).

The nonrecurring items in 2004 include costs of $1,190,000 (settlement and legal costs) incurred in 2004 associated with the legal proceedings described in Item 3, and additional one time consulting expenses of $636,000 related to redesign and other organizational restructuring begun in 2003, as well as severance agreements.

The decrease of $2,231,000 in segment loss from $(2,307,000) in 2004 to $(76,000) in 2005 results primarily from: (a) a decrease in premiums and other considerations of $2,317,000 (Preneed decreased $1,937,000, Dental decreased $545,000, Home Service decreased $135,000, Other Health decreased $150,000, while Broker Life increased $450,000 (including new final expense premiums of $324,000)); (b) an increase in investment and other income of $577,000; (c) a decrease in policyholder benefits and commissions of $2,934,000; (d) a decrease in general expenses and depreciation of $864,000; and (e) a decrease in amortization of deferred policy acquisition costs and value of insurance acquired of $236,000, offset by a decrease in amortization of acquisition costs deferred of $63,000.

See pages 26 through 28 of Management’s Discussion and Analysis for a more extensive analysis of factors impacting the individual segment operating results between years.

Net Income

The Company’s 2005 net income is $324,000 compared to a net income of $256,000 and $712,000 in 2004 and 2003, respectively. These results reflect the segment losses described above (including nonrecurring items) and net realized gains of $780,000, $2,868,000 and $1,978,000 in 2005, 2004 and 2003, respectively. The Company realized significant increases in realized capital gains in both 2004 and 2003 due to restructuring the investment portfolio to include a greater proportion of fixed maturity investments and fewer equity investments while taking advantage of an upturn in the equities market. After the restructuring, our equities portfolio did not present opportunities for similar levels of realized gains in 2005.

Comprehensive Income (Loss) Comprehensive Income (Loss) (which combine net income (loss) and net unrealized gains and losses) were ($2,318,000), ($977,000), and $3,084,000 for 2005, 2004, and 2003, respectively. During 2005, the Company continued to be adversely affected by relatively low yields on its fixed income investment portfolio. The increase of $1,341,000 in comprehensive loss in 2005 is attributable to the increase in net income of $68,000 described above offset by the change in unrealized losses of ($1,409,000). Late in the second quarter of 2005, interest yields on fixed maturity investments began to rise. Although this adversely impacts the market value of the Company’s bond portfolio, the opportunity to invest new money at higher yields has a positive impact on the Company’s operating earnings. The 2005 environment continues to generate a relatively high level of qualitative investment risk, as discussed in the Cash Flow and Liquidity section. The majority of the 2004 declines in net income and the comprehensive losses were attributable to adverse securities markets, including the effects of declines in the airlines, telecommunications and technology sectors and general economic sluggishness.

The Company did not repurchase any shares of its common stock during 2005. The Company repurchased 13,600 and 1,600 shares of its common stock during 2004 and 2003 respectively, at average prices of $7.50 and $4.79 per share, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, agent receivables, intangible assets, policy liabilities, income taxes, regulatory requirements and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies, judgments and estimates, which have been discussed with the Audit Committee of the Board of Directors, critically impact preparation of its consolidated financial statements.

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, many of which are seeking to exploit recent technology advancements. The majority of these are publicly traded and many have experienced volatile market prices. Company management periodically evaluates whether the declines in fair value of investments are other-than-temporary. These evaluations involve significant judgment. The evaluations consist of a review of qualitative and quantitative factors, including analysis of the Company’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. Declines in fair values of securities deemed to be temporary and which the Company has the ability and intent to hold until full recovery are included as an unrealized loss in shareholders’ equity. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

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

Goodwill and Intangible Impairment. The balance of the Company’s goodwill and value of insurance acquired (VIF) was $3 million at December 31, 2005. The recovery of these assets is dependent on the fair value of the business to which they relate. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2005 and 2004, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

Policy Liabilities. Establishing policy liabilities for the Company’s long-duration insurance contracts requires making many assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, any such difference would be recognized in the current year’s Consolidated Statement of Operations.

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

FINANCIAL POSITION

Assets. At December 31, 2005, the Company's available-for-sale fixed maturities had a fair value of $112,924,772 and amortized cost of $112,087,958. The Company’s fixed maturities portfolio increased approximately 1% during 2005 and 6% during 2004, on an amortized cost basis. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 2005.

[1] Net of write-downs on bonds whose decline in value is believed to be other-than-temporary

2 Fair values as of December 31, 2005 were obtained primarily from Interactive Data Corporation.

The Company believes it has a well-diversified portfolio and has no plans to adjust its non-investment grade portfolio significantly, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 3.8% and 5.7% of the fixed maturities portfolio, on an amortized cost basis, at December 31, 2005 and 2004, respectively. During 2005, the Company did not recognize any impairment losses on fixed maturities. The Company reviews its fixed maturity portfolio quarterly for impairment losses which might be other than temporary losses and recognizes all such losses in the quarter they are deemed other than temporary.

Realized investment losses included $807,000 of pretax impairment losses for the year ended December 31, 2004. The impairments recorded were the result of the continued credit deterioration of specific issuers in the bond and equity markets, especially in the airline and telecommunications industries.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 2005.

The Company had no guarantee or other type of enhancement associated with the issuers represented above.

During 2005, the Company's investment in equity securities increased $1,001,000 on a cost basis, and decreased $363,000 on a fair value basis, after decreasing $771,000 and $2,394,000 on a cost and fair value basis, respectively, during 2004. As of December 31, 2005, 2004 and 2003, there were $288,000, $1,652,000 and $3,275,000 respectively, of unrealized gains on equity securities.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management’s opinion are other-than-temporary. These reviews can involve qualitative and quantitative information relating to an individual company or industry and general factors impacting the economy. However, due to wide market fluctuations occurring during the past two years, determining whether declines are temporary has become much more complex and judgmental. These reviews resulted in the recognition of impairment losses on equity securities totaling $473,000 during 2004 ($101,000, $319,000 and $53,000 for the first, third and fourth quarters, respectively). In addition, $334,000 of impairment losses were recognized on fixed maturities during 2004, all in the third quarter. During 2005, equity securities were sold which contained impairment write-downs of $358,000 and no fixed maturities were sold which contained impairment write downs.

Citizens Security owns the building in which the Company and its subsidiaries maintain their home offices. They occupy approximately 32% of the building with the balance available for lease to third-party tenants. Market conditions for this property are generally favorable. An updated appraisal obtained during 2002 indicates the market value of the property is approximately $2,725,000 higher than its carrying amounts.

At December 31, 2005 the Company has recorded $756,000 of goodwill and $12,511,000 of deferred policy acquisition costs and value of insurance acquired. As noted in the above discussion of critical accounting policies and estimates, these intangibles, and the recorded value of policy liabilities, are based on many assumptions that require substantial estimates and judgment. At December 31, 2005 and December 31, 2004 the Company reassessed the assumptions supporting these values in accordance with SFAS No. 142. Although no impairment was considered necessary, management will continue to monitor the appropriateness of the recorded values of these intangibles and will make adjustments to such values in the future as management deems necessary.

Liabilities. A comparison of total policy liabilities as of December 31, 2005, 2004 and 2003 is shown below. Approximately 89% of the 2005 total consist of insurance policy benefit reserves while policyholder deposit liabilities represent 11% of the total.

Home Service Life sales have decreased only moderately in recent years (Home Service Life revenue, including net investment and other income, increased by 1.5% in 2005 from 2004) with net growth in policy liabilities of 2.2% and 3.0% in 2005 and 2004, respectively, through a combination of attracting new producers and continuing to focus on meeting the needs of existing customers and agents. Broker Life sales increased 12.8% in 2005 (9.2% from sales of the new final expense product). Only a modest change was experienced in 2004. Preneed Life premiums are lower, due in part to the Company’s decision to emphasize the lower annual premium “multi-pay” policies rather than “single-pay” policies and some loss of volume attributable to reducing commission levels and the rate of annual growth credited to policies. The Company is not currently focusing any marketing effort to this segment because of the adverse effects of the low interest rate environment of recent years. During 2005, Dental premiums were unfavorably impacted by the non-renewal of a large group with unsatisfactory claims experience and more aggressive renewal underwriting for all groups. The Other Health segment products are not being actively marketed.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 2005.

As indicated above, total policyholder deposits decreased by a net $565,000 during 2005. The Company is not devoting significant marketing effort toward Annuity, Universal Life and other deposit products and has elected not to aggressively compete in crediting excess interest on such products.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CONSOLIDATED RESULTS AND ANALYSIS

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three years.

Home Service Life premium decreased modestly in both 2005 and 2004. New sales began to decline in the fourth quarter of 2005 and have continued to decline in 2006 as a result of producer response to the Company’s introduction of a variable first year commission program designed to improve persistency in this segment. The Company also lost our regional representative for the Florida and Georgia region, as well as several producers in that region early in 2005. The Company continues its efforts to attract successful, experienced Home Service agents. In the fourth quarter of 2004, the Company began to geographically expand the Home Service market, hiring two new regional representatives to recruit new agents in Ohio and Pennsylvania. Company management considers it a challenge to increase new sales even modestly, while providing incentive to keep business in force for longer periods than we have historically experienced (i.e. improve our persistency rate) in this segment.

The increase in Broker Life premium during 2005 resulted primarily from the introduction of the new final expense product early in the year in an effort to strengthen the growth of this segment by better meeting the desires of our policyholders and agents.

The 27.9% and 47.1% decrease in Preneed Life premium during 2005 and 2004, respectively, resulted from the Company’s modification of certain policy benefits and commissions (which resulted in a loss in the number of producers) and an intentional refocusing of marketing efforts toward segments that the Company believes offer more positive potential in the current environment.

The 6.0% decrease in Dental premium during 2005 resulted primarily from the non-renewal of a large group with an unsatisfactory claims loss ratio, and introducing more aggressive renewal underwriting. The result, as expected, was a decrease in premium and a decrease in the overall claims loss ratio from 72.2% in 2004 to 69.7 % in 2005. During recent years, new business production has become increasingly competitive as larger providers expand their marketing initiatives. However, the Company has historically maintained strong customer and agent loyalty by continuing to improve customer service, including sales and administrative support functions. In January 2005 the Company began expanding its capacity to administer more Dental business without increasing administration costs by replacing our group administration system with a current state of the art system. The new system was placed in service in January 2006 and the Company plans to add additional functionality features throughout 2006 (including a group website, preferred provider network, third party administration capability and auto adjudication of claims). The Company also employed a senior marketing executive and a regional sales representative to focus marketing efforts on the Dental segment.

The Company has not been actively marketing Other Health policies for several years. However, in response to agent requests, certain cancer and disability protection products have been updated and promoted. Pricing, underwriting, and claims experience on these products are closely monitored. Due to unsatisfactory financial results in this product line, the Company discontinued selling new disability policies in October 2004, and received approval to increase premium rates by 35% effective February 1, 2006 in the state of New Jersey, where the majority of such policies have been issued.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current market environment. This practice has historically resulted in holding significant equity security positions, which tend to dampen current income yields in favor of an overall total return focus. The Company’s equity securities comprised 7.1% and 7.2% of its total investment portfolios at December 31, 2005 and 2004, respectively. The Company’s investment income yields were 5.1%, 4.7%, and 4.5% for 2005, 2004, and 2003, respectively. The 2005 yield increase resulted primarily from increasing interest rates on new investments, as well as improved short-term yields during the year. Although the Company’s total return on investments has historically been favorable, returns in recent years have been severely impacted by declines in the airline, automobile, telecommunications and technology sectors, declines in the fixed maturities market (due to increasing rates), a general economic recession and the effect of terrorist events on the securities markets.

As detailed in the following table, net realized and unrealized investment gains (losses) totaled approximately ($3,400,000) and $982,000 for the years ended December 31, 2005 and 2004, respectively. The Company does not anticipate severe deterioration in the securities markets as experienced during the years 2000 through 2002 although there is still some volatility in the equities markets. At December 31, 2005 and 2004, the Company’s investment portfolios contained net unrealized gains outstanding of $1,124,000 and $5,261,000, respectively. Below is an approximate calculation of investment income yields and “total return” (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) yields for the five years ended December

31, 2005.

The Company realized significant gains on the sales of equity securities and high yield, below investment grade bonds during 2004 and 2003 as we repositioned our portfolio to include a greater proportion of investment grade bonds. As bond interest rates began to increase in 2005 we experienced significant unrealized losses on our fixed maturity portfolio (due to lower than market yields on our portfolio). Company management continues to monitor the equities and fixed maturity markets, and to reposition the portfolios as considered appropriate.

Segment Earnings. Pretax profit is shown below for the Company’s five business segments, along with total net realized investment gains and interest expense.

The 2005 increase in pretax income of $118,000 results from the negative effects of: (a) a decrease in premiums and other considerations of $2,317,000, or 8.3% (Preneed decreased $1,937,000, Dental decreased $545,000, Home Service decreased $135,000, Other Health decreased $150,000, while Broker Life increased $450,000 (including new final expense premiums of $324,000)), (b) a decrease in net realized investment gains of $2,088,000, and (c) an increase in interest expense of $25,000 offset by the positive effects of: (d) an increase in investment and other income of $577,000, (e) a decrease in policyholder benefits and commissions of $2,934,000, (f) a decrease in general expenses and depreciation of $864,000, and (g) a decrease in amortization of deferred policy acquisition costs and value of insurance acquired of $236,000, offset by a decrease in acquisition costs deferred of $63,000.

The 2004 decline in pretax income of $435,000 was attributable to the negative effects of: (a) a decrease in premiums and other considerations of $5,600,000, or 16.7% (Preneed premium decreased $6,200,000, or 47.1% while Dental premium increased $900,000, or 11.2% and premium for other segments experienced modest decreases), (b) costs of $1,200,000 (settlement and legal costs) associated with the legal proceedings described in Item 3, (c) a decrease in net deferral of policy acquisition costs and amortization of value of insurance in force of $648,000, and (d) additional one time expenses related to consulting and severance of $139,000, offset by the positive effects of: (e) a decrease in policyholder benefits and commissions totaling $5,800,000, (f) an increase of $357,000 in investment and other income (g) an increase of $891,000 in net realized investment gains (h) a decrease in interest expense of $9,100, and (e) a decrease other recurring general expenses of $95,000

Home Service Life

In 2005 the Home Service Life segment benefited by $272,000 of higher investment and other income and by $382,000 of decreased expenses (including net deferral of policy acquisition costs), associated primarily with one-time consulting costs, severance and legal costs, resulting in a decrease in the segment loss of $604,000.

Broker Life

The $932,000 decrease in the loss in the Broker Life segment is primarily the result of an increase in premium of $450,000 (primarily from our new final expense product), a decrease of $205,000 in policyholder benefits and an increase in investment and other income of $275,000.

Preneed Life

The $740,000 change from a loss of $275,000 in 2004 to a profit of $464,000 in 2005 in the Preneed life segment is primarily the result of a decrease of $643,000 in expenses (including net deferral of policy acquisition costs), associated primarily with one-time consulting costs, severance and legal costs a decrease in commissions of $344,000 and a decrease of $1,674,000 in policyholder benefits offsetting the decrease of $1,936,000 in premiums resulting from the reduced level of business. During 2002, the Company accepted a significant amount of single-premium business, which generally has higher than average mortality rates. At that time, significant management and marketing resources were devoted to this business. To improve profitability, annual benefit growth rates were reduced in early 2003 and again in September 2004. Also, twice during 2002, certain commission rates were reduced and agent contracts revised to encourage production of the more profitable multi-pay products.

Dental

Information regarding Dental profitability is included below. The “contribution margin” shown below is a direct margin without allocable investment income and general expense.

The contribution margin increased in 2005 by $213,000 due primarily to the Company’s aggressive renewal underwriting and re-rating and not renewing a large group with a particularly high morbidity rate in December 2004. Although premiums decreased $545,000 in 2005, benefits decreased $615,000, and commissions decreased $142,000. Expenses for the Dental segment increased $261,000 due to the increased marketing resources allocated to this segment (the Company employed a senior marketing executive for this segment in August of 2005, and employed a regional representative in the fourth quarter of 2005).

The contribution margin decreased in 2004 by $217,000 from 2003 due to adverse morbidity (especially related to one large group) and inadequate premium for groups renewing. Also, the Company has encountered more competition as additional insurers continue to expand in the Dental market and Dental providers continue to provide higher levels of care to patients. The Company is continuing its ongoing efforts to maintain profitability in this line by reconfiguring products to provide adequate margins for the various dental procedures, utilizing a third-party company to provide expert assistance with ongoing adjudication of claims, and continuing its program of aggressive renewal underwriting and re-rating.

Other Health

The Company has not devoted significant marketing effort toward its Other Health products in recent years. However, during 2002 through 2004, a significant increase in disability claims occurred, with a concentration in New Jersey. The Company received approval for a 35% rate increase on its disability products in New Jersey effective in early 2006, and discontinued accepting applications for this policy in New Jersey in the fall of 2004.

Income Taxes. Historically, the Company has experienced a relatively low effective current income tax rate, due primarily to the small life insurance company deduction, along with operating loss carryforwards and capital loss carryforwards. The effective expense (benefit) rate is approximately 0.0% and (23)% in 2005 and 2004, respectively.

The small life insurance company deduction allows the Life Insurance Subsidiaries to reduce their taxable income by 60% before computing their current provisions for regular or alternative minimum tax. However, for purposes of computing deferred income tax liabilities under the provisions of SFAS No. 109, “Accounting for Income Taxes”, the Company is precluded from assuming the small life insurance company deduction will be available in the future. Accordingly, by disallowing this deduction, SFAS No. 109 significantly increases the deferred taxes on the Life Insurance Subsidiaries’ temporary differences. Thus, when a significant increase or decrease occurs in the Company’s net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax may actually be paid on these net liabilities (when realized) at a rate potentially as low as 17% (the alternative minimum tax rate after application of the allowable small life insurance company deduction). The Company’s gross deferred federal income tax liabilities and assets are more fully discussed in Note 6 of the Notes to Consolidated Financial Statements. The gross deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Life Insurance Subsidiaries and then offset against existing deferred tax liabilities. The Company’s valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realization value.

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

During December 2002, Citizens Financial strengthened the statutory capital position of Citizens Security by acquiring $2,000,000 of Citizens Security redeemable preferred stock. During January 2001, Citizens Financial contributed 100% of the capital stock of Citizens Insurance to Citizens Security. The statutory value of this contribution was $3,540,555. Citizens Security has reported its investments in United Liberty and Citizens Insurance on the equity method of accounting, since their acquisitions in 1998 and 2001, respectively. However, beginning in 2001, new rules changed the statutory equity method of accounting to preclude a parent insurer from recording as income, its share of undistributed subsidiary earnings. For 2005, 2004, and 2003, Citizens Security reported as income the $250,000, $1,174,090 and $116,400 respectively, of dividend distributions that it received from United Liberty and Citizens Insurance. At December 31, 2005, Citizens Security reported its investments in United Liberty and Citizens Insurance at their statutory equity values of $2,096,243 and $2,431,907 respectively. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income (loss), pretax net operating income (loss), statutory capital and surplus, asset valuation reserves, and capital ratios for Citizens Security for the five years ended December 31, 2005.

1 Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders’ surplus to reduce the impact of realized and unrealized investment losses. The 2001 through 2005 amounts also include United Liberty’s asset valuation reserves. Citizens Insurance does not have an Asset Valuation Reserve.

2 Represents Statutory Capital and Surplus plus Asset Valuation Reserves divided by invested assets plus cash.

The following table shows the changes to Citizens Security’s statutory capital and surplus for the five years ended December 31, 2005.

In addition to the statutory totals shown above, Citizens Insurance generated statutory net income of approximately $63,000, $76,000, and $93,000 during, 2002, 2001, and 2000, respectively without remitting any dividends to its parent. Citizens Insurance generated statutory net income of $22,000 and $56,000 and paid dividends of $250,000 and $1,174,000 to Citizens Security in 2005 and 2004, respectively. United Liberty generated statutory net income (loss) of approximately $117,000, ($692,000), $536,000, ($328,000), and ($48,000), during 2005, 2004, 2003, 2002 and 2001, respectively and remitted dividends to its parent of $54,000 and $214,000 in 2003 and 2002, respectively.

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

The Company completed a strategic review of its products and operations, resulting in the mitigation of the significant losses incurred in the Preneed Life business segment in prior years and strengthening the potential for future profitability in the Broker Life, Home Service Life and Dental segments by increasing premiums, strengthening underwriting policies, modifying commissions, and where possible, lowering interest crediting or policy growth rates.

CASH FLOW AND LIQUIDITY

Due to losses in 2001 and 2002 and the adverse impact of the low interest rate environment on operating results, during 2002 the Company borrowed $2,000,000 from its Chairman to strengthen the statutory capital position of Citizens Security. The Company borrowed an additional $1,000,000 from its Chairman in 2003 and an additional $1,000,000 in 2005 for general operating capital, including bank debt service. The borrowings from the Company’s Chairman are considered current debt as a result of a 90-day call provision in the loan agreement. The Company also has $1,375,003 of commercial bank debt outstanding, with scheduled repayments due through April 2007. During 2004, 2003 and 2002 the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received a series of waivers of such violation through December 31, 2004. In return for the waivers the Company’s Chairman agreed to personally guarantee the outstanding bank debt. The Company was in compliance with the debt covenant for the last two quarters of 2005. Regarding the currently scheduled debt repayments, the Company believes its available funds will be adequate to service 2006 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $1,000,000 if necessary, which could service debt obligations through 2006. Additional information regarding debt obligations is included in Note 4 of the Notes to Consolidated Financial Statements.

A summary of all known commitments of the Company as of December 31, 2005, including the aforementioned borrowings, and an estimate (based on reasonable assumptions and anticipated trends) of payments to be made for future policy benefits and contract claims, is as follows:

(a) Anticipated cash benefit payments not including any future earnings or additional premium

Management is not aware of any other commitments or unusual events that could materially affect the Company’s capital resources.

The Company generated approximately $138,000, $913,000 and $6,069,000 of cash flow from operations during 2005, 2004 and 2003, respectively. The fluctuations are principally attributable to growth of Preneed Life premiums in 2003 and a decrease in Preneed Life premiums in 2004 and 2005.

Cash provided by (used in) investment activities of $316,000, $(2,464,000), and $(2,618,000) during 2005, 2004, and 2003 respectively, relates primarily to investing additional Preneed Life premiums in fixed maturity securities in 2004 and 2003. The net cash provided by investments in 2005 results primarily from the sale of short-term investments for $612,000, less approximately $300,000 used to acquire new equipment.

Cash used in financing activities during 2005 of $1,592,000 includes $1,416,000 of debt repayments and $1,176,000 of net withdrawals of policyholder deposits, offset by additional borrowings of $1,000,000 from the Company’s Chairman. The $2,346,000 of cash used by financing activities during 2004 includes $1,342,000 of debt repayments and $902,000 of net withdrawals of policyholder deposits, and $102,000 used to repurchase the Company’s common stock.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in prices of equity securities and interest rates. Historically, total returns on the Company’s equity portfolio have been favorable and the Company has successfully managed the risk of equity security price fluctuations over many years. The Company devotes significant attention to the equity markets and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets. The Company also manages market risks associated with investments in option securities, as described in Note 2 of the Notes to Consolidated Financial Statements. The fair value of the Company’s equity portfolio was approximately $8,580,000 and $8,943,000 at December 31, 2005 and 2004, respectively. Accordingly, a 10% decline in equity prices would have reduced the fair value of the Company’s equity portfolio by $858,000 and $894,000 at December 31, 2005 and 2004, respectively. The average cost value of the Company’s equity portfolio was $7,559,000 and $11,133,000 during 2005 and 2004, respectively.

Regarding interest rate risk, the value of the Company’s fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. Management estimates that a 100 basis point increase in interest rates (“rate shock”) would have decreased the fair value of its $112.9 million fixed maturity portfolio by approximately 6.3% or $7.1 million at December 31, 2005 and 6.3% or $7.3 million at December 31, 2004. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company’s policy liabilities bear fixed rates. However, approximately 39% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Insurance Subsidiaries. The Company’s cash flow testing (described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company’s fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. During 2005 and 2004, the Company increased durations of the fixed maturity portfolio. At December 31, 2005 cash and fixed-maturity investments with maturities of less than five years equaled approximately 19% of total policy liabilities compared to approximately 26% at December 31, 2004. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company’s debt varies quarterly and is therefore also subject to interest rate risk. For its commercial bank debt, the Company elects the lower of the prime lending rate or the one-month LIBOR rate plus 2.75%. For its related party debt, the interest rate is the higher of 6% or the commercial bank prime lending rate plus 1%. At December 31, 2005, the weighted average rate on the Company’s $5,375,003 of borrowings was 8.09%. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

In addition to the measures described above, the Life Insurance Subsidiaries comply with the NAIC promulgated Standard Valuation Law (“SVL”) which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. The SVL also requires the Company to perform annual cash flow testing for its Life Insurance Subsidiaries. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

The Life Insurance Subsidiaries’ most recent cash flow testing, which was completed in February 2006, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-30 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of the Life Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Life Insurance Subsidiaries’ business could negatively impact testing results and require the initiation of corrective measures.

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

•	customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
•	mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company’s insurance products;
•	regulatory changes or actions, including those relating to regulation of insurance products and insurance companies (see the State Insurance Regulation section of Item 1 - Business);
•	ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
•	general economic conditions and increasing competition which may affect the Company’s ability to sell its products;
•	the Company’s ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
•	unanticipated adverse litigation outcomes (see Item 3 – Legal Proceedings); and
•	changes in the Federal income tax laws and regulations, which may affect the relative tax advantages of some of the Company’s products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES

Financial Statements For Full Fiscal Years	Page

Report of Independent Registered Public Accounting Firm	33

Consolidated Statements of Operations for the

years ended December 31, 2005, 2004 and 2003	34

Consolidated Balance Sheets at

December 31, 2005 and 2004	35

Consolidated Statements of Shareholders' Equity

for the years ended December 31, 2005, 2004 and 2003	37

Consolidated Statements of Cash Flows for the

years ended December 31, 2005, 2004 and 2003	38

Notes to Consolidated Financial Statements	39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants nor have there been any disagreements on accounting and financial disclosure requiring disclosure pursuant to the Instructions to this Item.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2005. Based on the evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION

There is no other information requiring disclosure pursuant to the Instructions to this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Citizens Financial Corporation

We have audited the accompanying consolidated balance sheets of Citizens Financial Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 17, 2006

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Operations

38

Citizens Financial Corporation and Subsidiaries

Consolidated Balance Sheets

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Balance Sheets

December 31	2005	2004
LIABILITIES		
Policy liabilities:		
Future policy benefits	$ 111,021,027	$ 110,599,339
Policyholder deposits	14,716,369	15,281,691
Policy and contract claims	1,888,050	1,961,367
Unearned premiums	128,584	202,668
Other	715,822	836,924
Total Policy Liabilities	128,469,852	128,881,989
Note payable – bank	1,375,003	2,791,669
Note payable – related party	4,000,000	3,000,000
Accrued expenses and other liabilities	1,999,327	1,782,098
Net deferred income tax liability	-	1,060,452
Total Liabilities	135,844,182	137,516,208
COMMITMENTS AND CONTINGENCIES (Notes 2, 10 and 11)		
SHAREHOLDERS' EQUITY		
Common stock, 6,000,000 shares authorized; 1,671,628 shares issued and outstanding in 2005 and 2004	1,671,628	1,671,628
Additional paid-in capital	7,081,921	7,081,921
Accumulated other comprehensive income	720,690	3,362,802
Retained earnings	7,962,312	7,638,000
Total Shareholders' Equity	17,436,551	19,754,351
Total Liabilities and Shareholders' Equity	$ 153,280,733	$ 157,270,559

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

December 31, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation. The accompanying consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly owned subsidiaries: Citizens Security Life Insurance Company (“Citizens Security”), United Liberty Life Insurance Company (“United Liberty”), Citizens Insurance Company (“Citizens Insurance”), Citizens Security Benefit Services, Inc. (“Citizens Security Benefits”) and Corporate Realty Service, Inc. (“Corporate Realty”). These entities are collectively hereinafter referred to as the Company. United Liberty and Citizens Insurance are also wholly owned subsidiaries of Citizens Security. All significant intercompany accounts and transactions are eliminated in consolidation.

Nature of Operations. The Company engages primarily in the business of life insurance, annuities and accident and health insurance through Citizens Security and United Liberty (“the Life Insurance Subsidiaries”). The Life Insurance Subsidiaries offer life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents. Citizens Insurance was acquired during 1999 and is licensed as a property and casualty insurer in six states but currently has no business in force. Corporate Realty manages the Company’s real estate along with two other properties affiliated with the Company’s Chairman (see Note 14).

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

The Life Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 3,100 sales representatives. Many of these also represent other insurance carriers. Approximately 900 of the agents specialize in the Home Service market while approximately 700 are Preneed representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments. The Company classifies fixed maturities and equity securities as “available-for-sale.” Available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable deferred income taxes and adjustments to related deferred policy acquisition costs. Mark-to-market accounting is used for equity options embedded in convertible bonds and all other derivatives. Changes in the fair value of derivatives are reported currently as realized gains or losses.

Company management periodically evaluates whether the declines in fair value of investments are other-than-temporary. These evaluations consist of a review of qualitative and quantitative factors, including analysis of the Company’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also takes into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the issuer, and such other factors as may be relevant. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Determining what constitutes an other-than-temporary decline involves significant judgment. Declines in fair value below cost not considered other-than-temporary in the current period could be considered other-than-temporary in a future period and reduce earnings to the extent of the write-down.

For purposes of computing realized gains and losses on fixed maturities and equity securities sold, the carrying amount is determined using the specific-identification method. Policy loans are carried at unpaid balances. Investment real estate is carried at depreciated cost. Short-term investments, which consist of certificates of deposit, are carried at cost, which approximates fair value. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are also carried at cost, which approximates fair value.

Deferred Policy Acquisition Costs. Commissions and other policy acquisition costs that vary with, and are primarily related to, the production of new insurance contracts are deferred, to the extent recoverable from future policy revenues and gross profits, and amortized over the life of the related contracts. See Premiums, Benefits and Expenses regarding amortization methods.

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 2005 was $2,422,555 ($2,856,002 at December 31, 2004).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. The recovery of these assets is dependent on the fair value of the business to which they relate. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of goodwill. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2005 and 2004, the Company, in consultation with our consulting actuaries, concluded that no impairment adjustment was necessary for its goodwill.

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 2005, accumulated amortization was $7,012,200 ($6,606,472 at December 31, 2004).

Benefit Reserves and Policyholder Deposits. Traditional life and accident and health insurance products include those contracts with fixed and guaranteed premiums and benefits and consist principally of whole-life and term insurance policies, limited-payment life insurance policies and certain annuities with life contingencies. Reserves on such policies are based on assumed investment yields that range from 5% to 7%. This assumption is based on management’s expectations for long term total returns, and has been reduced for policies issued in 2005 in light of the extended low returns we have experienced in recent years. Reserves on traditional life and accident and health insurance products are determined using the net level premium method based on future investment yields, mortality, withdrawals, and other assumptions, including dividends on participating policies. Such assumptions are based on past experience and include provisions for possible unfavorable deviation.

Benefit reserves and policyholder contract deposits on universal life, other interest-sensitive life products and investment-type products are determined using the retrospective deposit method and consist of policy account balances, before deducting surrender charges, which accrue to the benefit of the policyholder.

Participating insurance business constituted approximately 5%, 5% and 6% of ordinary life insurance in force at December 31, 2005, 2004 and 2003, and 3%, 3%, and 1% of annualized ordinary life premium in force at December 31, 2005, 2004, and 2003, respectively. Participating dividends are determined at the discretion of the Board of Directors.

Reserves on insurance policies acquired by purchase are based on assumptions considered appropriate as of the date of purchase. Assumed investment yields for such acquired policies range from 5.5% to 9.0%.

Premiums, Benefits and Expenses. Premiums for traditional individual life (including Preneed) and accident and health policies are recognized as revenue when legally collectible from policyholders. Benefit claims (including an estimated provision for claims incurred but not reported), benefit reserve changes and expenses (except those deferred) are charged to expense as incurred. Deferred policy acquisition costs related to traditional life and accident and health policies are charged to expense over the life of the policy using methods and assumptions consistent with those used in estimating liabilities for future policy benefits. In determining whether a premium deficiency exists on short-duration policies, management does not give consideration to investment income.

Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, policy initiation, administrative surrender fees and investment income. Expenses include interest credited to policyholder account balances, incurred administrative expenses and benefit payments in excess of policy account balances. Deferred policy acquisition costs related to universal life and investment-type products are amortized in relation to the incidence of expected gross profits over the life of the policies. Expected gross profits are reviewed at each reporting period, and to the extent actual experience varies from that previously assumed, the effects of such variances are recorded in the current period.

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

Note 2-INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value is believed to be other-than-temporary. The table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time those securities have been continuously in an unrealized loss position:

When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

The decision to impair a security incorporates both quantitative criteria and qualitative information. The Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to fully recover to cost, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

The Company’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains (losses) in the Consolidated Statements of Operations.

Investments that are impaired at December 31, 2005 for which an other-than-temporary impairment has not been recognized consist mainly of corporate bond issues. The impairment of these securities has been deemed as temporary (attributable to increased interest rates in the bond market) due to the assigned rating and the typical fluctuations of these particular securities in the marketplace. The aggregated unrealized losses at December 31, 2005 are approximately 1.7% of the aggregated amortized cost of all securities. There are a total of 133 securities held that are considered temporarily impaired, thirteen of which have been impaired for twelve months or longer. With one exception, all of the securities in an unrealized loss position are fixed maturities. Regarding the one equity security impaired for more than twelve months, new information received subsequent to December 31, 2005 (a new issue price of the stock), the unrealized loss was reduced to $30,000 from $60,000. Management considered this to be a temporary impairment as of December 31, 2005.

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, at December 31, 2005, 2004 and 2003, and the amount of net realized investment gain or loss included in net income for the respective years then ended are shown below.

The amortized cost and fair value of investments in fixed maturities at December 31, 2005, by contractual maturity, are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.

Proceeds during 2005, 2004 and 2003 from sales and maturity of investments in available-for-sale securities were $35,838,301, $54,774,500 and $88,260,560, respectively. Gross gains of $608,542, $1,286,065, and $747,764 and gross losses of $501,142, $652,790, and $679,861 were realized on the sales of available-for-sale fixed maturities during 2005, 2004, and 2003, respectively. Included in gross realized losses during 2004 and 2003 are net adjustments to the carrying amounts of available-for-sale fixed maturities of $333,676 and $83,000 respectively, relating to declines in value which were considered by management to be other than temporary (none in 2005). Net realized gains from the sales of fixed maturities have been reduced by $1,152, $17,641 and $33,393 in 2005, 2004 and 2003 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of fixed maturities have been reduced by $10,087 and $309,323 in 2004 and 2003, respectively for incentive fees earned by the portfolio manager (none in 2005).

Gross gains of $1,301,523, $3,519,715 and $2,652,205 and gross losses of $628,658, $1,281,739 and $757,038 were realized on the sales of available-for-sale equity securities during 2005, 2004 and 2003, respectively. Included in gross realized losses during 2004 and 2003 are adjustments to the carrying amounts of available-for-sale equity securities of $473,421 and $51,600, respectively, relating to declines in value that were considered by management to be other than temporary (none in 2005). Net realized gains from the sale of equity securities have been reduced by $7,216, $62,260 and $42,130 in 2005, 2004 and 2003 respectively, due to amortization of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $35,599 and $7,769 in 2004 and 2003, respectively, for incentive and management fees earned by the portfolio manager (none in 2005).

Net unrealized appreciation of available-for-sale securities is summarized as follows:

Investment management services were provided through January 31, 2004 by a firm affiliated with certain board members and shareholders of the Company – see Note 14 - Related Party Transactions.

Major categories of net investment income are summarized as follows:

The increase in investment real estate income from 2003 to 2004 is principally related to a real estate management fee of $188,000 charged to Citizens Security (owner of the real estate) by the Company offsetting general expenses in 2003. In 2004 and 2005 no real estate management fee was charged due to the minimal efforts involved.

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The following are the only investments (other than U.S. Governments) comprising more than ten percent of shareholders’ equity at December 31, 2005: Wyeth ($2,619,333), Federal National Mortgage Association ($2,232,188), and JP Morgan Chase & Co. ($1,760,340). At December 31, 2005, the Company had no investments that had not been income producing for a period of at least twelve months prior to year-end and had approximately $175,000 of fixed maturity securities on non-accrual status at December 31, 2005.

The following table is a reconciliation of the net unrealized gain (loss) arising during the year and the changes in net unrealized gains (losses) as reported on the accompanying statements of shareholders’ equity.

As an income generation strategy, the Company takes certain option positions, generally on equity securities or related market indices and on equity options embedded in convertible bonds. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 2005, option purchases totaled approximately $9,000, consideration received for options written totaled approximately $290,000 and related net realized gains totaled approximately $56,000. At December 31, 2005 net short option positions outstanding had a market value of ($178,786) (included in Other liabilities in the Consolidated Balance Sheets) including equity options embedded in convertible bonds.

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying amount of $49,309,841 at December 31, 2005, placed on deposit at various financial institutions that are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land, which it currently occupies. At both December 31, 2005 and 2004, the Company occupied approximately 32% of the building with the remaining space leased or available for lease to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portions are reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 2005 and 2004 on the investment real estate portion of the building was $1,484,482 and $1,375,856, respectively.

The Company leases office space to third-party tenants under non-cancelable lease agreements. Future minimum rental income is $497,000, $422,000, $421,000, $379,000 and $218,000 for years 2006 through 2010, respectively.

48

Note 3-VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset, which represents the present value of future profits on business acquired, using discount rates of 6.6% to 9%. Balances outstanding relate primarily to the purchase of United Liberty, two additional companies which have been merged into Citizens Security (Integrity National Life Insurance Company and Old South Life Insurance Company) and the National Affiliated Investors Life block of business. An analysis of the value of insurance acquired for the years ended December 31, 2005, 2004 and 2003 is as follows:

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 2006 - $339,000; 2007 - $287,000; 2008 - $243,000; 2009 - $206,000; and 2010 - $175,000.

Note 4-DEBT

Debt consists of the following:

The Company’s outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank’s prime lending rate or the one-month LIBOR rate plus 2.75% (7.62% at December 31, 2005). Scheduled principal installments are due as follows: 2006 - $1,062,501 and 2007 - $312,502. The loan agreement for the bank note contains covenants regarding asset acquisitions, shareholders’ equity and dividends, and maintenance of a debt to earnings ratio. During the first half of 2005 and all of 2004, the Company did not comply with a loan covenant (debt to earnings ratio) on this debt and received a waiver from the lender of such violation through June 30, 2005. In return for the waiver, the Company’s Chairman agreed to personally guarantee the outstanding bank debt. While the Company met this covenant during the second half of 2005, there are no assurances that the Company will meet this covenant throughout 2006. Although the Company does not expect the full balance to be called during 2006, should another covenant violation occur it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available resources will be adequate to service 2006 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $1,000,000 if necessary, which management believes will service debt obligations through 2007. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank note.

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 from its Chairman in December 2003 for general operating capital and an additional $1,000,000 in 2005 for general operating capital and bank debt service. These amounts borrowed from the Company’s Chairman are considered current debt due to a 90-day call provision in the loan agreement. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1% (8.25% at December 31, 2005). The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2006, except however, under terms of a subordination agreement between the Chairman and the Company’s commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid. The stated maturity dates for these notes was extended to June 30, 2007 by action of the Company’s Board of Directors in March 2006 as agreed to by its Chairman.

Cash paid for interest on debt was $379,519, $354,201, and $431,071, during 2005, 2004 and 2003, respectively.

Note 5-NET INCOME AND DIVIDENDS PER SHARE

The following table sets forth the computation of net income per share. There were no outstanding dilutative instruments in any year. No dividends were paid or accrued for 2005, 2004, or 2003.

Note 6-INCOME TAXES

Income taxes consist of the following

Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

The Company has generally not been currently taxable, accumulating operating and capital loss carryovers for tax purposes that create uncertainties as to future realization of related tax benefits and ultimate effective rates. This significantly impacts the Company’s determination of its deferred income tax accounts, and requires periodic “true-ups” ($84,000 in 2005).

The following is a reconciliation of income tax expense at the federal statutory rate, to the tax at the Company’s effective income tax rate:

Income taxes refunded in 2005 were $172,691. Income taxes refunded (paid) in 2004 and 2003 were ($34,437) and $324,000, respectively. The Company has $1,135,000 of net operating loss carryforwards, which begin to expire in the year 2018. The change in the valuation allowance is due principally to the limitation in the expected utilization of loss carryforwards.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders’ surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders’ surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders’ surplus would be subject to income tax. At December 31, 2005, Citizens Security could have paid additional dividends of approximately $22,400,000 before paying tax on any part of its policyholders’ surplus accounts. No provision has been made for the related deferred income taxes which total $292,000, based on current tax rates as of December 31, 2005.

Note 7-STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS’ EQUITY

The Insurance Subsidiaries are domiciled in Kentucky and prepare their statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Kentucky Office of Insurance (“KOI”). “Prescribed” statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC”). “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

Statutory-basis net income and capital and surplus for the Company’s combined insurance operations, for the three years ended December 31, 2005 are shown below. These amounts are combined totals for Citizens Security, United Liberty, and Citizens Insurance, with adjustments to eliminate intercompany holdings and activity.

Principal differences between SAP and GAAP include: a) costs of acquiring new policies are generally deferred and amortized for GAAP; b) value of insurance in force acquired is established as an asset for GAAP; c) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP; d) the change in SAP deferred income taxes associated with timing differences is recorded directly to equity rather than as a component of net income as required for GAAP; e) assets and liabilities of acquired companies are adjusted to their fair values at acquisition with the excess purchase price over such fair values recorded as goodwill under GAAP; f) available-for-sale fixed maturity investments are reported at fair value with unrealized gain and losses reported as a separate component of shareholders’ equity for GAAP; and g) statutory asset valuation reserves and interest maintenance reserves are not required for GAAP.

Statutory restrictions limit the amount of dividends which the insurance companies may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder’s surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 2002, the Company purchased $2,000,000 of redeemable preferred stock from Citizens Security. United Liberty paid dividends to Citizens Security of $54,000, during 2003, (none in 2005 and 2004) and Citizens Insurance paid dividends to Citizens Security of $250,000 and $1,174,090 in 2005 and 2004, respectively (none in 2003). The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for insurance companies domiciled in Kentucky. The KOI imposes

51

minimum risk-based capital (“RBC”) requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its required authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Based on RBC computations as of December 31, 2005, the Insurance Subsidiaries each have statutory capital in excess of minimum regulatory requirements.

Note 8--SEGMENT INFORMATION

The Company’s operations are managed along five business segments representing its principal insurance product lines: Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five lines are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and less to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and less, as well as our new final expense product in amounts of $10,000 to $35,000. Other products, which are not aggressively marketed, in this segment include: group life, universal life, annuities and participating life policies. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single premium and multi-pay policies with benefits generally in amounts of $10,000 and less. These policies are generally sold to middle aged to elderly individuals. Dental products are term policies generally sold to small and intermediate size employer groups. Other Health products include various accident and health policies sold to individuals and employer groups.

Segment information as of December 31, 2005, 2004 and 2003, and for the years then ended is as follows:

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

Note 9--QUARTERLY FINANCIAL DATA (Unaudited)

Below is selected consolidated quarterly financial data for each of the two years ended December 31, 2005:

The Company realized significant increases in realized capital gains in the 3rd and 4th quarters of 2004 due to restructuring the investment portfolio to include a greater proportion of fixed maturity investments and fewer equity investments while taking advantage of an upturn in the equities market.

Upon review for impaired securities, the Company recognized as realized losses (included in Investment gains, net) $101,000, $653,000 and $53,000 in the 1st, 3rd and 4th quarters, respectively, of 2004. There were no such realized losses from impairments recognized in 2005.

Note 10--REINSURANCE

The Company currently follows the general practice of reinsuring that portion of risk on the life of any individual that is in excess of $40,000 for individual policies (under yearly renewable term and coinsurance agreements), with the exception of its new final expense product which is reinsured under a 90% quota share agreement, and $15,000 for group policies (under a group yearly renewable term agreement). Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one policyholder. Individual and group accidental death coverage and a minor portion of cancer coverage are 100% reinsured. To the extent that reinsuring companies are unable to meet obligations under reinsurance agreements, the Company would remain liable. Reinsurance premiums, expenses, recoveries and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Note 11—CONTINGENCIES

United Liberty, which the Company acquired in 1998, defended an action in an Ohio state court brought by two policyholders in 2000. The Complaint referred to a class of life insurance policies, including related certificates of participation, that United Liberty issued over a period of years ended around 1971 (known as “Five Star Policies”). It alleged that United Liberty’s dividend payments on these policies from 1993 through 1999 were less than the amounts required by the certificates of participation. It did not specify the amount of the alleged underpayment but implied a maximum of about $850,000. The plaintiffs also alleged that United Liberty was liable to pay punitive damages, also in an unspecified amount, for breach of an implied covenant of good faith and fair dealing to the plaintiffs in relation to the dividends. The action was certified as a class action on behalf of all policyholders who were Ohio residents and whose policies were still in force in 1993. United Liberty denied the material allegations of the Complaint and defended the action vigorously.

As a result of a provisional settlement agreement dated October 8, 2004, that applied to all holders of the Five Star Policies wherever they reside, United Liberty recognized, as of December 31, 2004, an obligation for future payments to the policyholders and their attorneys totaling $825,000. The terms of the settlement agreement were subject to the approval of the court in which the action was pending. On October 21, 2005, a Final Order and Judgment was entered by the Court. The Final Order and Judgment approved the provisional Settlement Agreement dated October 8, 2004, and became final and effective on November 20, 2005.

The $825,000 obligation for future payments included in the consolidated financial statements as of December 31, 2005 and 2004 consists of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys’ fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class. The $500,000 portion is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in a lump sum to those policy holders whose policies are no longer in force and in three annual installments to those policy holders whose policies are still in force at their anniversary date. United liberty made the first payments dated January 12, 2006 to those whose policies were no longer in force, which totaled $278,698. The attorneys’ fees and incentive award were also paid on that date (prior to the “Initial Payment Date” set as sixty days subsequent to the end of the appeal period).

In addition, the Company is party to other lawsuits in the normal course of business. Based on information available at very early stages, management believes that currently pending lawsuits will be resolved without material financial impact to the Company.

Note 12--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods used in estimating these values, are as follows:

Fixed Maturities: The fair values for investments in fixed maturities are based on quoted market prices, where available. For those fixed maturities that are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 2005 and 2004, the fair value of available-for-sale fixed maturities was $112,924,772 and $115,080,380, respectively.

Equity Securities: The fair values for investments in equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 2005 and 2004, the fair value of equity securities was $8,580,035 and $8,943,141, respectively.

Short-Term Investments: The carrying amount of short-term investments approximates their fair value. At December 31, 2005 and 2004, the fair value of short-term investments was $40,000 and $651,766, respectively.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2005 and 2004, the fair value of cash and cash equivalents was $3,552,969 and $4,691,611, respectively.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 2005 and 2004, the fair value of policy loans was $4,495,291 and $4,449,635, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 2005 and 2004, the fair value of investment-type fixed annuity contracts was $9,254,397 and $9,573,909, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 2005 and 2004, the fair value of notes payable was $5,375,003 and $5,791,669, respectively.

Note 13--BENEFIT PLANS

The Company has a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion of its Board of Directors. Company expense associated with this plan totaled $52,345, $57,401, and $62,388 in 2005, 2004 and 2003, respectively.

Note 14--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the “Chairman”) or entities he controls. Through January 31, 2004 the Chairman provided investment portfolio management for the Company and its subsidiaries through SMC Advisors, Inc. (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provided for total annual fixed fees of $45,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year were not carried forward to the next contract year. Fixed fees totaled $3,750, and $45,000 in 2004 and 2003, respectively. Incentive fees of $47,668 and $309,323 were incurred and paid for 2004 and 2003, respectively. The investment management contracts were terminated as of January 31, 2004 when the Chairman was named Chairman and Chief Executive Officer of each of the Insurance Subsidiaries. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $44,664, $52,772, and $45,933 in 2005, 2004, and 2003, respectively. The Company also manages certain commercial real estate affiliated with its Chairman. The Company charges the real estate projects management and leasing fees at market rates, which totaled $146,903, $143,101, and $144,095 during 2005, 2004, and 2003, respectively. In September 2005 and December 2005, the Company borrowed $500,000 from its Chairman, in addition to $1,000,000 borrowed in December 2003 and $2,000,000 borrowed in December 2002. Terms of the note require interest to be paid quarterly at the greater of 6% per year or the commercial bank prime lending rate plus 1%.

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

In March of 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired.

In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company’s results of operations and/or financial position.

On September 15, 2005, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) No. 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. AcSEC defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred policy acquisition costs, unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs of the new contract capitalized as appropriate. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is still evaluating the impact this guidance will have on its consolidated financial statements.

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

Schedule III – Supplementary Insurance Information

Citizens Financial Corporation

For the Years Ended December 31, 2005, 2004, and 2003

Year Ended December 31 Segment	Deferred Acquisition Costs	Policy and Claim Reserves	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment and Other Income[1]	Policy Benefits and Claims[2]	Amortization of Policy Costs[3]	Other Operating Costs[4]
Column: A	B	C	D	E	F	G	H	I	J
2005									
Home Service Life	$ 4,551,355	$ 36,322,179	$ -	$ 558,289	$ 7,044,442	$ 1,965,165	$ 4,595,995	$ 596,871	$ 3,829,524
Broker Life	3,474,558	43,812,220	1,782	769,234	3,955,053	2,501,479	3,873,648	355,527	2,045,994
Preneed Life	2,076,740	44,379,191	-	169,800	5,000,413	2,501,519	5,425,697	566,190	1,256,316
Dental	-	334,219	3,559	267,520	8,778,105	42,086	6,114,254	-	2,899,076
Other Health	124,088	1,605,409	123,243	123,207	877,747	84,205	756,529	14,662	496,365
Total	$ 10,226,741	$ 126,453,218	$ 128,584	$ 1,888,050	$ 25,655,760	$ 7,094,454	$ 20,766,123	$ 1,533,250	$ 10,527,275
2004									
Home Service Life	$ 4,300,617	$ 35,482,625	$ -	$ 573,497	$ 7,179,911	$ 1,693,564	$ 4,699,998	$ 632,706	$ 4,157,525
Broker Life	3,299,068	44,380,372	1,958	704,135	3,504,600	2,226,969	4,078,443	305,803	1,824,447
Preneed Life	2,379,179	44,850,293	-	305,511	6,936,819	2,485,974	7,314,484	790,093	2,077,856
Dental	-	439,194	4,386	225,781	9,322,936	35,999	6,729,685	-	2,779,585
Other Health	129,611	1,565,468	196,324	152,443	1,028,143	75,376	702,933	40,829	663,219
Total	$ 10,108,475	$ 126,717,952	$ 202,668	$ 1,961,367	$ 27,972,409	$ 6,517,882	$ 23,525,543	$ 1,769,431	$ 11,502,632
2003									
Home Service Life	$ 4,075,468	$ 34,595,775	$ -	$ 390,576	$ 7,288,004	$ 1,718,755	$ 4,782,186	$ 574,614	$ 3,870,941
Broker Life	3,368,295	44,337,252	-	509,456	3,514,873	2,315,056	3,743,281	614,558	1,368,544
Preneed Life	2,723,421	44,245,695	-	365,981	13,106,017	2,015,212	12,421,461	607,641	3,284,707
Dental	-	365,906	5,384	207,987	8,385,774	28,967	5,778,194	-	2,408,635
Other Health	158,476	1,680,355	244,188	189,249	1,291,808	83,334	939,336	13,066	627,754
Total	$ 10,325,660	$ 125,224,983	$ 249,572	$ 1,663,249	$ 33,586,478	$ 6,161,324	$ 27,664,458	$ 1,809,879	$ 11,560,581

[1]Amounts are allocated based on average policy reserves and deposits.

[2]Includes interest on policyholder deposits and dividends credited to participating policyholders.

[3]Amortization of Policy Costs:

	2005	2004	2003
Deferred acquisition costs	$ 1,127,521	$ 1,339,725	$ 1,311,886
Present value of insurance acquired	405,729	429,707	497,993
	$ 1,533,250	$ 1,769,432	$ 1,809,879

[4]Includes commissions, general expense, goodwill amortization, and depreciation expense.

Schedule IV – Reinsurance

Citizens Financial Corporation

For the Years Ended December 31, 2005, 2004, and 2003

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

OF THE REGISTRANT

The information required by this Item is set forth under the captions: “Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Board of Director's Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 15, 2006, and such information is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions: “Director Compensation”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” “Report on Executive Compensation” and “Performance Graph” of the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 15, 2006, and such information is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the caption: “Security Ownership of Certain Beneficial Owners and Management” in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 15, 2006, and such information is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS

AND RELATED TRANSACTIONS

The information required by this Item is set forth under the caption: “Certain Relationships and Related Transactions” in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 15, 2006, and such information is here incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the caption: “Relationship With Independent Public Accountant” in the Board of Director’s Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 15, 2006, and such information is here incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)	Financial Statements and Financial Statement Schedules.

Schedule II - Condensed Financial Information of Registrant	55

Schedule III - Supplementary Insurance Information	57

Schedule IV - Reinsurance	58

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes

(c)	Exhibits.

The exhibits listed in the Index to Exhibits appearing on page 62.

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

CITIZENS FINANCIAL CORPORATION

March 24, 2006	By:	/s/ Darrell R. Wells

Darrell R. Wells

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells

Darrell R. Wells /s/ Len E. Schweitzer	Director and President (principal executive officer)	March 22, 2006
Len E. Schweitzer /s/ John H. Harralson, Jr.	Vice President and Chief Financial Officer	March 22, 2006
John H. Harralson, Jr. /s/ Frank T. Kiley	Director	March 22, 2006
Frank T. Kiley /s/ George A. Turk	Director	March 22, 2006
George A. Turk /s/ Thomas G. Ward	Director	March 22, 2006
Thomas G. Ward /s/ Margaret A. Wells	Director	March 22, 2006
Margaret A. Wells	Director	March 22, 2006

INDEX TO EXHIBITS

(Item 15(c))

The documents listed in the following table are filed as Exhibits in response to Item 15(c). Exhibits listed that are not filed herewith are incorporated herein by reference.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company dated August 12, 1996 (filed as Exhibit 3.1 to the Company’s Form 10-KSB dated March 31, 1999)

3.2	Amended and Restated Bylaws of the Company adopted November 19, 2003 (filed as Exhibit 3.2 to the Company’s Form 10-K dated March 28, 2004)

4	Provisions of Articles of Incorporation of the Company Defining the Rights of Holders of Class A Stock (filed as Exhibit 4 to the Company's Form 10 Registration Statement)

10.10	1999 Stock Option Plan (filed as exhibit to the Company’s proxy statement for annual meeting of shareholders held on May 20, 1999)*

10.16	Form of Indemnification Agreements between the Company and its Directors and Executive Officers and Certain Other Officers (filed as Exhibit 10.16 to the Company’s Form 10-Q dated August 11, 2004)*

10.18

Settlement Agreement dated as of October 8, 2004 between James and Naomi Stock, Plaintiffs, and United Liberty Life Insurance Company, Defendant (filed as Exhibit 10.18 to the Company’s Form 8-K dated October 8, 2004)

10.19	Executive Employment Agreement dated November 23, 2004 with Joseph M. Bost (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 23, 2004)*

10.22	Executive Employment Agreement dated May 26, 2005 with Michael S. Williams (filed as Exhibit 99.1 to the Company’s Form 8-K dated May 26, 2005)*

10.23	Executive Employment Agreement dated August 3, 2005 with James H. Knox (filed as Exhibit 99.1 to the Company’s Form 8-K dated August 3, 2005)*

10.24	Citizens Financial Corporation Master Cash Bonus Performance Plan dated August 11, 2005 (filed as Exhibit 10.24 to the Company’s Form 8-K dated August 11, 2005)*

10.25	Award to James H. Knox dated August 11, 2005 (filed as Exhibit 10.25 to the Company’s Form 8-K dated August 11, 2005)*

10.26	Executive Employment Agreement dated August 25, 2005 with Len E. Schweitzer (filed as Exhibit 10.26 to the Company’s Form 8-K dated August 25, 2005)*

10.29	Amended, Consolidated and Restated Promissory Note ($4,000.000) (filed herewith)

21.2	Subsidiaries of the registrant (filed herewith)

23.3	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification -- Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification -- Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification – Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification – Principal Financial Officer (filed herewith)

* Management contract or compensatory plan or arrangement.