Form 10-K/A
period 2005-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2006-05-23
CIK 887136

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

(502) 244-2420

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes	No X_

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes	No	X

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	No X_

State the aggregate market value of the common equity held by non-affiliates of the registrant: $3,981,228 (based on an $6.35 per share average of bid and asked prices on March 22, 2006).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,671,628 shares of Class A Stock as of March 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Board of Director’s Proxy Statement for the Annual Meeting of Shareholders now scheduled for June 15, 2006 are incorporated into Part III of this Form 10-K. The date of this Report is May 23, 2006.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as an amendment to Citizens Financial Corporation’s Annual Report on Form 10-K filed March 24, 2006 (the “Original Filing”) to correct an exhibit that had been included as part of the Original Filing. No other changes have been made to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FINANCIAL CORPORATION

May 23, 2006	By:	/s/ Darrell R. Wells

Darrell R. Wells

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells

Darrell R. Wells /s/ Len E. Schweitzer	Director and President (principal executive officer)	May 23, 2006
Len E. Schweitzer	Vice President, Accounting, and Treasurer (principal financial and accounting officer)	May 23, 2006

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
10.16 10.18 10.19 10.22 10.23 10.24 10.25 10.26 10.29

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

Award to James H. Knox dated August 11, 2005 (filed as Exhibit 10.25 to the Company’s Form 8-K dated August 11, 2005)*

Executive Employment Agreement dated August 25, 2005 with Len E. Schweitzer (filed as Exhibit 10.26 to the Company’s Form 8-K dated August 25, 2005)*

Amended, Consolidated and Restated Promissory Note ($4,000,000) (filed as Exhibit 10.29 to the Company’s Form 10-K dated March 24, 2006)

21.2	Subsidiaries of the registrant (filed herewith)
23.3	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.3 to the Company’s Form 10-K dated March 24, 2006)
31.1	Rule 13a-14(a)/15d-14(a) Certification -- Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification -- Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification – Principal Executive Officer (filed as Exhibit 32.1 to the Company’s Form 10-K dated March 24, 2006)

32.2	Section 1350 Certification – Principal Financial Officer (filed as Exhibit 32.2 to the Company’s Form 10-K dated March 24, 2006)

* Management contract or compensatory plan or arrangement.