Form 10-Q/A
period 2006-03-31
CITIZENS FINANCIAL CORP /KY/
filed 2006-07-13
CIK 887136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The date of this Form 10-Q/A is July 12, 2006.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report of Citizens Financial Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 12, 2006 (the “Original Filing”). This Form 10-Q/A is being filed solely for the purpose of correcting document submission errors in Exhibit 11 (the substitution of an assets table for the Computation of Per Share Earnings) and in Exhibits 31.1, 31.2, 32.1 and 32.2 (the substitution of assets tables for signature lines in the certifications of the Principal Executive Officer and Principal Financial Officer) attached to the Original Filing.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this amendment does not affect the original financial statements or footnotes as originally filed (other than Exhibit 11 as noted above). This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward looking statements should be read in their historical context. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Date: July 12, 2006

20