Form 10-Q
period 2006-06-30
CITIZENS FINANCIAL CORP /KY/
filed 2006-08-15
CIK 887136

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON AUGUST 15, 2006 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class A Stock 1,658,471 as of August 11, 2006.

The date of this Report is June 30, 2006.

Part I - Financial Information; Item 1 - Financial Statements

Citizens Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

Six Months Ended June 30	2006	2005
Revenues:
Premiums and other considerations	$11,958,017	$13,727,966
Premiums ceded	(363,106)	(488,865)
Net premiums earned	11,594,911	13,239,101
Net investment income	3,394,019	3,494,483
Net realized investment gains	342,265	382,103
Other income	117,802	95,298
Total Revenues	15,448,997	17,210,985

Policy Benefits and Expenses:
Policyholder benefits	10,076,582	10,956,797
Policyholder benefits ceded	(455,268)	(548,987)
Net benefits	9,621,314	10,407,810
Increase (decrease) in net benefit reserves	(860,415)	354,344
Interest credited on policyholder deposits	288,383	303,690
Commissions	2,345,118	2,343,867
General expenses	3,574,260	3,365,061
Interest expense	229,564	185,204
Policy acquisition costs deferred	(607,027)	(571,575)
Amortization expense:
Deferred policy acquisition costs	351,876	534,266
Value of insurance acquired	177,880	209,677
Depreciation expense	186,245	163,488
Total Policy Benefits and Expenses	15,307,198	17,295,832
Income (loss) before income taxes	141,799	(84,847)
Income taxes (benefit)	362,176	(98,512)
Net income (loss)	$(220,377)	$13,665
Net income (loss) per Common Share, basic and diluted	$(0.13)	$0.01
Weighted average number of shares	1,667,977	1,671,628

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

Three Months Ended June 30	2006	2005
Revenues:
Premiums and other considerations	$5,924,096	$7,039,189
Premiums ceded	(160,794)	(254,166)
Net premiums earned	5,763,302	6,785,023
Net investment income	1,713,483	1,743,923
Net realized investment gains (losses)	(103,348)	326,783
Other income	34,738	33,035
Total Revenues	7,408,175	8,888,764

Policy Benefits and Expenses:
Policyholder benefits	4,884,012	5,304,065
Policyholder benefits ceded	(172,225)	(253,663)
Net benefits	4,711,787	5,050,402
Increase (decrease) in net benefit reserves	(301,261)	693,384
Interest credited on policyholder deposits	154,125	141,973
Commissions	1,149,751	1,190,646
General expenses	1,795,281	1,700,201
Interest expense	119,143	99,091
Policy acquisition costs deferred	(247,009)	(256,206)
Amortization expense:
Deferred policy acquisition costs	107,112	234,022
Value of insurance acquired	91,177	96,903
Depreciation expense	98,848	82,667
Total Policy Benefits and Expenses	7,678,954	9,033,083
Loss before income taxes	(270,779)	(144,319)
Income taxes (benefit)	269,053	(46,981)
Net Loss	$(539,832)	$(97,338)
Net Loss per Common Share, basic and diluted	$(0.32)	$(0.06)
Weighted average number of shares	1,664,471	1,671,628

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)

Investments:
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $104,627,660
and $112,087,958 in 2006 and 2005, respectively)	$100,248,883	$112,924,772
Equity securities (cost of $8,902,330 and
$8,292,389 in 2006 and 2005, respectively)	9,018,513	8,580,035
Investment real estate	3,009,737	3,034,094
Policy loans	4,445,982	4,495,291
Short-term investments	40,000	40,000
Total Investments	116,763,115	129,074,192

Cash and cash equivalents	7,810,561	3,552,969
Accrued investment income	1,585,479	1,683,486
Reinsurance recoverable	2,652,491	2,749,655
Premiums receivable	295,640	266,368
Property and equipment	1,991,658	1,870,848
Deferred policy acquisition costs	10,619,475	10,226,741
Value of insurance acquired	2,106,294	2,284,174
Goodwill	755,782	755,782
Income taxes receivable	27,185	63,174
Net deferred income tax asset	292,998	282,905
Other assets	641,255	470,439
Total Assets	$145,541,933	$153,280,733

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	June 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Liabilities:
Policy Liabilities:
Future policy benefits	$110,230,468	$111,021,027
Policyholder deposits	14,548,995	14,716,369
Policy and contract claims	1,377,644	1,888,050
Unearned premiums	128,921	128,584
Other	235,505	715,822
Total Policy Liabilities	126,521,533	128,469,852

Note payable – bank	666,670	1,375,003
Note payable – related party	4,360,000	4,000,000
Accrued expenses and other liabilities	1,783,582	1,999,327
Total Liabilities	133,331,785	135,844,182

Commitments and Contingencies (Note 7 and 8)

Shareholders’ Equity:
Common stock, 6,000,000 shares authorized;
1,658,471 and 1,671,628 shares issued and
outstanding in 2006 and 2005, respectively	1,658,471	1,671,628
Additional paid-in capital	7,008,448	7,081,921
Accumulated other comprehensive income (loss)	(4,198,706)	720,690
Retained earnings	7,741,935	7,962,312
Total Shareholders’ Equity	12,210,148	17,436,551
Total Liabilities and Shareholders’ Equity	$145,541,933	$153,280,733

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)
Citizens Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(220,377)	$13,665
Adjustments reconciling net income (loss) to
net cash provided by (used in) operating activities:
Interest credited on policyholder deposits	288,383	303,690
Provision for amortization and depreciation,
net of deferrals	108,974	335,920
Amortization of premium and accretion
of discount on securities purchased, net	30,166	9,840
Net realized investment gains	(342,265)	(382,103)
Changes in operating assets and liabilities:
Benefit reserves	(860,415)	354,344
Claim liabilities	(510,406)	(530,183)
Other policy liabilities	(480,316)	168,541
Reinsurance recoverable	97,164	485,052
Accrued investment income	98,007	28,800
Changes in other operating assets and liabilities	(483,884)	(845,948)
Deferred income tax expense (benefit)	360,111	(324,196)
Income taxes payable / receivable	35,989	436,896
Net Cash (used in) provided by Operating Activities	(1,878,869)	54,318
Cash Flows from Investing Activities:
Securities available-for-sale:
Purchases – fixed maturities	(5,490,073)	(12,951,456)
Purchases – equity securities	(8,562,592)	(4,616,287)
Sales and maturities – fixed maturities	13,505,788	18,457,512
Sales – equity securities	7,612,607	5,735,944
Additions to real estate	(41,353)	-
Additions to property and equipment, net	(193,110)	(164,853)
Other investing activities, net	49,309	(608)
Net Cash provided by Investing Activities	6,880,576	6,460,252
Cash Flows from Financing Activities:
Policyholder deposits	220,452	338,289
Policyholder withdrawals	(529,603)	(1,012,656)
Proceeds from additional borrowings- related party	360,000	-
Payments on note payable – bank	(708,333)	(708,333)
Repurchases of common stock	(86,631)	-
Net Cash used in Financing Activities	(744,115)	(1,382,700)

Net Increase in Cash and Cash Equivalents	4,257,592	5,131,870
Cash and Cash Equivalents at Beginning of Period	3,552,969	4,691,611
Cash and Cash Equivalents at End of Period	$7,810,561	$9,823,481

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly-owned subsidiaries: Citizens Security Life Insurance Company (“Citizens Security”), United Liberty Life Insurance Company (“United Liberty”), Citizens Insurance Company (“Citizens Insurance”), Citizens Security Benefit Services, Inc. (“Citizens Benefits”), and Corporate Realty Services, Inc. (“Corporate Realty”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with U.S. generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain 2005 amounts reported previously have been reclassified to conform with the 2006 presentation. Second quarter results may not be indicative of results for the full year.
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

Note 2 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related income taxes, for the three and six-month periods ended June 30, 2006 and 2005, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
COMPREHENSIVE INCOME ( LOSS):	2006	2005	2006	2005

Net income (loss)	$(539,832)	$(97,338)	$(220,377)	$13,665
Net unrealized gains (losses) on securities	(2,364,617)	1,955,281	(4,919,396)	238,810
Comprehensive income (loss)	$(2,904,449)	$1,857,943	$(5,139,773)	$252,475

Unrealized losses, net of related deferred income taxes, are the result of the net change in the excess or deficit of market values over book values of the investment portfolios. Therefore, comprehensive loss is impacted by the volatility of the equities and fixed maturities markets

Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s derivatives outstanding at June 30, 2006 include approximately $51,000 of embedded options on convertible bonds and $(7,000) of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized investment gains or losses.

Part I; Item 1 (continued)

Note 4 - NET REALIZED INVESTMENT GAINS

The Company recorded pretax reductions to the carrying amount of available for sale securities totaling $475,000 for the six months ended June 30, 2006 (first quarter; $218,000, second quarter; $257,000) relating to declines in value which were considered by management to be other than temporary (none for the six months ended June 30, 2005). This amount is included in net realized investment gains.

Note 5 - INCOME TAXES

Income taxes are provided based on estimates of the projected annual effective tax rate. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before income taxes differs from taxable income principally due to the small life insurance company tax deduction, operating loss carry forwards and capital loss carry forwards. The Company has generally not been currently taxable, accumulating operating and capital loss carryovers for tax purposes that create uncertainties as to future realization of related tax benefits and ultimate effective rates. This significantly impacts the Company’s determination of its deferred income tax accounts. During the first and second quarters of 2005, the Company made revisions to its deferred income tax estimates made in prior periods, including related estimates of its required valuation allowance for the realization of deferred tax assets, resulting in a tax benefit of $(51,531) and $(46,981) being recognized in the first and second quarters, respectively. No such revisions were required in March 31, 2006, giving rise to an increase in the effective rate over that of the prior corresponding period. During the six-month period ended June 30, 2006, the Company experienced significant unrealized losses on its fixed income investment portfolio.  Management has determined that realization of deferred taxes attributable to the increase in unrealized losses is not likely to occur, and accordingly, a valuation allowance of $1,854,000 has been established against the related tax asset as a charge through other comprehensive income.

The Company continues to generate net operating losses for tax purposes, giving rise to uncertainty as to the recoverability of its remaining deferred tax assets. As a result of a change in judgment regarding the realization of these assets, management increased the valuation allowance by $314,000 at June 30, 2006.  The increase in the valuation allowance has been recorded as a charge to income tax expense. No such revisions were required in 2006, giving rise to an increase in the effective rate over that of the prior corresponding period.

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

Part I; Item 1 (continued)

Segment information as of June 30, 2006 and 2005, and for the periods then ended, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
REVENUES:	2006	2005	2006	2005

Home Service Life	$2,262,413	$2,300,222	$4,510,204	$4,563,362
Broker Life	1,532,671	1,695,110	3,143,778	3,227,489
Preneed Life	1,334,432	2,169,619	2,714,444	4,148,517
Dental	2,144,004	2,154,888	4,257,170	4,396,274
Other Health	238,003	242,142	481,136	493,240
Segment Revenue	7,511,523	8,561,981	15,106,732	16,828,882
Net realized investment gains (losses)	(103,348)	326,783	342,265	382,103
Total Revenues	$7,408,175	$8,888,764	$15,448,997	$17,210,985

Below are the net investment income amounts, which are included in the revenue totals above.

	Three Months Ended June 30		Six Months Ended June 30
NET INVESTMENT INCOME:	2006	2005	2006	2005

Home Service Life	$547,181	$483,541	$1,048,808	$968,163
Broker Life	542,141	644,514	1,086,842	1,249,734
Preneed Life	596,111	585,572	1,201,804	1,214,242
Dental	9,137	9,548	18,506	20,876
Other Health	18,913	20,748	38,059	41,468
Segment Totals	$1,713,483	$1,743,923	$3,394,019	$3,494,483

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit (loss). Segment profit (loss) represents pretax income, except that net realized investment gains and interest expense are excluded. A significant portion of the Company’s realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $8,034,000 and $8,070,000 during the six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30		Six Months Ended June 30
SEGMENT PROFIT (LOSS):	2006	2005	2006	2005

Home Service Life	$33,268	$(87,382)	$(199,006)	$(100,015)
Broker Life	42,708	(12,004)	(21,446)	(145,070)
Preneed Life	(117,344)	(58,695)	340,457	85,524
Dental	50,285	(117,697)	(7,147)	(31,358)
Other Health	(57,205)	(96,233)	(83,760)	(90,827)
Net segment profit (loss)	(48,288)	(372,011)	29,098	(281,746)
Net realized investment gains (losses)	(103,348)	326,783	342,265	382,103
Interest expense	(119,143)	(99,091)	(229,564)	(185,204)
Income (loss) before income taxes	$(270,779)	$(144,319)	$141,799	$(84,847)

Part I; Item 1 (continued)

Depreciation and amortization amounts below consist of depreciation expense along with amortization of the value of insurance acquired and deferred policy acquisition costs.

	Three Months Ended June 30		Six Months Ended June 30
DEPRECIATION AND AMORTIZATION:	2006	2005	2006	2005

Home Service Life	$69,546	$112,464	$290,380	$257,721
Broker Life	81,687	96,036	192,926	222,468
Preneed Life	117,706	180,794	168,748	372,583
Dental	22,612	16,732	51,174	35,804
Other Health	5,586	7,566	12,773	18,855
Segment Totals	$297,137	$413,592	$716,001	$907,431

Segment asset totals, determined based on policy liabilities outstanding in each segment, are as shown below.

ASSETS:	June 30, 2006	December 31, 2005

Home Service Life	$47,028,747	$41,620,007
Broker Life	44,525,769	51,361,714
Preneed Life	51,699,873	57,603,193
Dental	741,594	913,764
Other Health	1,545,950	1,782,055
Segment Totals	$145,541,933	$153,280,733

Note 7 - CONTINGENCIES

The Company is party to various lawsuits in the normal course of business. Management believes that recorded claim liabilities are adequate to ensure that these suits will be resolved without material financial impact to the Company.

Note 8 - DEBT

Debt consists of the following notes payable:

	June 30, 2006	December 31, 2005
Commercial bank, due 2007	$666,670	$1,375,003
Related party, due 2007	4,360,000	4,000,000
Total	$5,026,670	$5,375,003

The Company’s outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank’s prime lending rate or the one-month LIBOR rate plus 2.75% (at 8.5304% at June 30, 2006). Scheduled principal installments are due as follows: 2006 - $354,167; and 2007 - $312,503. The loan agreement for the bank note contains covenants regarding asset acquisitions, shareholders’ equity and dividends, and maintenance of a debt to earnings ratio. During the first half of 2005, the Company did not comply with a loan covenant (debt to earnings ratio) and did not comply with another covenant

Part I; Item 1 (continued)

(borrower’s net worth) at June 30, 2006 on this debt and received a waiver from the lender of such violation through June 30, 2005. In return for the waiver, the Company’s Chairman agreed to personally guarantee the outstanding bank debt. There are no assurances that the Company will meet this covenant throughout the balance of 2006. Although the Company does not expect the full balance to be called during 2006, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available resources will be adequate to service the remaining 2006 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $640,000 if necessary, to service bank debt obligations through 2007. The Company borrowed an additional $400,000 from its Chairman on July 7, 2006. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank note.

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 in 2003, an additional $1,000,000 in 2005 and an additional $360,000 in March 2006 from its Chairman for general operating capital, including servicing bank debt. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1% (9.25% at June 30, 2006). The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2007; except however, under terms of a subordination agreement between the Chairman and the Company’s commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid.

Note 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provided guidance on the derecognition, classification, interest, penalties, accounting in interim periods and disclosure. Management is currently evaluating the impact of adopting this interpretation.

Part I; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As more fully outlined in the Management’s Discussion and Analysis in the Company’s Form 10-K for 2005, Management sees the following as its key challenges for the remainder of 2006:

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

During the first six months of 2006, the Company reported a consolidated pretax operating loss (which excludes realized investment gains) of $200,000, compared to a pretax operating loss of $467,000 for the first six months of 2005 and a net loss of $220,000 for the first six months of 2006, compared to a net income of $14,000 for the first six months of 2005.

The Company is subject to various market risks. The most significant risks relate to fluctuations in interest rates (which impact prices of fixed maturity securities) and prices of equity securities. The Company has at times experienced negative total returns (defined as investment income and realized and unrealized investment gains and losses) on its investment portfolio, and the total return for the first six months of 2006 was a negative 2.62% (the Company recorded pre-tax unrealized losses, of $5,216,000 on debt securities and $204,000 on equities) compared to a positive total return of 6.26% during the first six months of 2005. Historically these returns have been favorable and the Company has successfully managed the risk over many years. Company management devotes significant attention to the capital markets, and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

In an effort to increase levels of risk adjusted statutory surplus at the insurance subsidiary level, management repositions the portfolio to take advantage of opportunities and accordingly, increased its investment in equity securities on a market value basis by $438,000 or 5.1% and decreased fixed maturity securities by $12,676,000 or 11% (principally, securities with longer maturity dates resulting in greater risks) during the first six months of 2006. Management anticipates that this action will negatively impact long-term total returns. The Company will further reposition the portfolios, as opportunities become available, in order to increase total returns and maintain an acceptable risk-adjusted statutory surplus at the insurance subsidiary level.

General expenses for the first six months of 2006 were up $209,000, or 6.2% compared to the first six months of 2005, principally due to the costs of employing a marketing executive for life insurance products in the second quarter of 2005 and two marketing executives for the group dental product in the fall of 2005. We also placed in service, and therefore began to depreciate, the new group administration system in January 2006.

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

Deferred Acquisition Costs (“DAC”). The Company defers certain policy acquisition costs and amortizes them over future periods. These costs include commissions and certain other expenses that vary with and are primarily associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenues or profits. Actual profits on certain products can vary from Company estimates resulting in increases or decreases in the rate of amortization. The Company regularly evaluates its DAC balances to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread. Should actual experience dictate that the Company change its assumptions regarding the emergence of future profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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

Goodwill and Intangible Impairment. The balance of our goodwill and value of insurance acquired (“VIF”) was $2.86 million at June 30, 2006. The recovery of this asset is dependent on the fair value of the business to which it relates. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During 2005 the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

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

During the six-month period ended June 30, 2006, the Company experienced significant unrealized losses on its fixed income investment portfolio.  Management has determined that realization of deferred taxes attributable to the increase in unrealized losses is not likely to occur, and accordingly, a valuation allowance of $1,854,000 has been established against the related tax asset as a charge through other comprehensive income.

The Company continues to generate net operating losses for tax purposes, giving rise to uncertainty as to the recoverability of its remaining deferred tax assets. As a result of a change in judgment regarding the realization of these assets, management increased the valuation allowance by $314,000 at June 30, 2006.  The increase in the valuation allowance has been recorded as a charge to income tax expense.

OPERATIONS. Net premiums earned decreased approximately $1,644,000 or 12.4% during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Below is a summary of net premiums earned, by segment, for the three and six-month periods ended June 30, 2006, along with the change from the same periods of 2005:

	Three Months Ended June 30		Six Months Ended June 30
NET PREMIUMS EARNED	Total	Change	Total	Change

Home Service Life	$1,703,622	$(103,894)	$3,424,992	$(143,803)
Broker Life	979,730	(82,595)	2,019,213	75,540
Preneed Life	726,546	(822,463)	1,470,927	(1,430,234)
Dental	2,134,688	(10,486)	4,238,022	(136,807)
Other Health	218,716	(2,284)	441,757	(8,886)
Segment Totals	$5,763,302	$(1,021,722)	$11,594,911	$(1,644,190)

Home Service Life premiums decreased approximately 4% during the first six months of 2006 compared to the same period in 2005 due to higher lapse rates. New sales began to decline in the fourth quarter of 2005 and have continued to decline in 2006 as a result of producer response to the Company’s introduction of a variable first year commission program designed to improve persistency in this segment. The Company also lost our regional representative for the Florida and Georgia region, as well as several producers in that region early in 2005. The Company continues its efforts to attract successful, experienced Home Service agents. In the fourth quarter of 2004, the Company began to geographically expand the Home Service market, hiring a new regional representative to recruit new agents in Ohio and Pennsylvania. Company management considers it a challenge to increase new sales even modestly, while providing incentive to keep business in force for longer periods than we have historically experienced (i.e. improve our persistency rate) in this segment.

Broker Life premiums increased 3.9% in the first six months of 2006 compared to the same period of 2005 primarily because the Company has been aggressively developing relationships with new Managing General Agents to market the new final expense product introduced in 2005.

Pre-need Life premiums continued to decrease during the first six months of 2006 compared to the same period in 2005 as the result of the Company’s earlier modification of certain policy benefits and commissions (which resulted in a loss in the number of producers) and an intentional refocusing of marketing efforts toward segments that the Company believes offer more positive potential in the current environment.

Dental premiums decreased 3.1% during the first six months of 2006 compared to the first six months of 2005 because the competition in this market continues to intensify and the Company has strengthened renewal underwriting standards in an effort to improve the loss ratio for this product. The Dental loss ratio for the first six months of 2006 was 64.6% compared to 71.2% for the same period in 2005.

Other Health premiums declined 2.0% during the first six months of 2006 compared to the same period in 2005 because these products are not being actively marketed as the Company continues to redirect the focus of its marketing efforts to the Home Service Life, Broker Life and Dental segments in an effort to improve profitability in those segments.

Net benefits and interest credited on policyholder deposits decreased $802,000, or 7.5% during the first six months of 2006 compared to the first six months of 2005 due primarily to an improved mortality rate in the Pre-need Life segment. The change in net benefit reserves decreased $1,215,000 during the first six months of 2006 compared to the same period in 2005 primarily due to the decrease in Pre-need policies issued and in force during the period. Commissions increased $1,300 or 0.05%, even though premiums were down 12.4% for the first six months of 2006 compared to the same period of 2005 due to the higher first year commission rate paid on the new final expense premiums written. As discussed above, General expenses and depreciation increased $232,000, or 6.6% during the first six months of 2006 compared to the same period of 2005 principally due to the costs of employing a marketing executive for life insurance products in the second quarter of 2005 and two marketing executives for the group dental product in the fall of 2005. We also placed in service, and therefore began to depreciate, the new group administration system in January 2006.

The deferral of policy acquisition costs increased $35,000 for the six months ended June 30, 2006 compared to the same period in 2005 principally due to the costs associated with issuing the new final expense product. Amortization of deferred policy acquisition costs and the value of insurance acquired decreased $214,000 in the first six months of 2006 compared to the first six months of 2005, primarily due to the decreasing amount of Pre-need and acquired Home Service insurance in force.

Pretax income increased approximately $227,000 to $142,000 for the six months ended June 30, 2006 compared to a pretax loss of $85,000 for the same period in 2005. Net investment income decreased $100,000, or 2.9% for the first six months of 2006 compared to the same period of 2005, due to a 6.1% decline in invested assets and cash and cash equivalents and less dividends received from equity investments.

Net realized investment gains decreased to $342,000 for the first six months of 2006 from net investment gains of $382,000 for the same period in 2005 because the Company took advantage of opportunities to realize gains in 2006, while restructuring its portfolio to reduce investment in long duration fixed maturities. These gains were offset by $475,000 of pretax reductions to the carrying amount of securities management judged to be other than temporarily impaired.

Pretax Segment profit (excluding realized investment gains and interest expense) for the first six months of 2006 was approximately $29,000 compared to a Pretax Segment loss $(282,000) for the first six months of 2005. This is attributable to the factors described above.

Following are the approximate, annualized pretax investment income and “total return” yields (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) for the six months ended June 30, 2006 and 2005. Pretax unrealized gains (losses) totaled $(204,000) and $(5,216,000) on equities and fixed maturity securities, respectively for the six month period ended June 30, 2006 and $(1,196,000) and $1,555,000 on equities and fixed maturity securities, respectively for the six-month period ended June 30, 2005.

Six Months Ended June 30	2006	2005

Investment Income	$3,394,019	$3,494,483
Realized and Unrealized Losses	(5,077,249)	741,581
Total Return	$(1,683,230)	$4,236,064

Average Cash and Investments	$128,450,363	$135,260,318

Investment Income Yield – Annualized	5.28%	5.17%
Yield-Total Shareholders' Equity Return	-2.62%	6.26%

FINANCIAL POSITION. Shareholders’ equity totaled approximately $12,210,000 and $17,437,000 at June 30, 2006 and December 31, 2005, respectively. These balances reflect an approximate 29.98% decrease for the six months ended June 30, 2006. Comprehensive income (loss) totaled approximately $(5,140,000) and $252,000 for the six months ended June 30, 2006 and 2005, respectively. A significant portion of the comprehensive income (loss) is attributable to changes in the fair value of the Company’s fixed maturity and equity portfolios. Equity securities comprised approximately 6.2% and 5.6% of the Company’s total assets as of June 30, 2006 and December 31, 2005, respectively. Accordingly, movements in the equities markets can significantly affect the

 Company’s financial position. Equity portfolio positions increased $610,000 on a cost basis (net of $475,000 in other than temporary impairment write downs) and $438,000 on a market value basis, during the first six months of 2006. Fixed maturity portfolio positions decreased $7,460,000 on an amortized cost basis and $12,676,000 on a market value basis during the same period. These decreases result from the disposal of high-yield, long duration fixed maturity securities in an effort to increase the risk adjusted capital levels of the Company’s insurance subsidiaries, as well as the unrealized losses discussed above. Cash and cash equivalent positions increased, pending investment, approximately $4,258,000 during the six months ended June 30, 2006.

The fixed maturities markets continue to be highly volatile and have been unfavorable in 2006. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. Low short-term rates continue to adversely impact the Company’s investment portfolio yield and operating earnings. The 2006 environment continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company’s 2005 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CASH FLOWS AND LIQUIDITY

Net cash provided by (used in) operating activities totaled $(1,879,000) for the six months ended June 30, 2006 compared to $55,000 for the same period in the prior year. The increase in the negative cash flow is primarily attributable to the decrease in premiums collected in the period. The $6,886,000 and $6,460,000 of net cash provided by investing activities for the six months ended June 30, 2006 and 2005, respectively resulted from the net decrease in the investment portfolio on a cost basis. The $744,000 and $1,383,000 of net cash used in financing activities during the first six months of 2006 and 2005, respectively, is attributable to bank loan principal repayments, repurchases of Company common stock, and net annuity and Universal Life account withdrawals, offset by proceeds from additional borrowings from a related party. Regarding the currently scheduled bank debt repayments, the Company believes its available resources will be adequate to service 2006 debt obligations. The Company’s Chairman has expressed potential willingness to loan the Company an additional $640,000 if necessary, to service bank debt obligations through 2007.

A summary of all known commitments of the Company as of June 30, 2006, including the aforementioned borrowings, and an estimate (based on reasonable assumptions and anticipated trends) of payments to be made for future policy benefits and contract claims, is as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 years	3-5 years	5 years
Future Policy Benefits and Contract Claims (a)	$126,286,027	$9,246,872	$14,289,519	$11,991,205	$90,758,431
Note Payable to Bank	695,837	695,837	-	-	-
Note Payable to Related Party	4,561,650	4,561,650	-	-	-
Operating Leases	92,982	37,872	55,110	-	-

(a)	anticipated cash benefit payments not including any future earnings or additional premiums.

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

FORWARD-LOOKING INFORMATION.

All statements, trend analyses and other information contained in this report relative to markets for the Company’s products and trends in the Company’s operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

▪	the market value of the Company’s investments, including stock market performance and prevailing interest rate levels;
▪	customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
▪	mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company’s insurance products;
▪	regulatory changes or actions, including those relating to regulation of insurance products and insurance companies;
▪	ratings assigned to the Company’s insurance subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
▪	general economic conditions and increasing competition which may affect the Company’s ability to sell its products;
▪	the Company’s ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
▪	unanticipated adverse litigation outcomes; and
▪	changes in the Federal income tax laws and regulations that may affect the relative tax advantages of some of the Company’s products.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company’s results of operations.

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Risk. Market risk is the risk of change in the value of securities held in our portfolio as the result of changes in interest rates or equity prices. There have been no material changes in our market risk exposures from December 31, 2005, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2005, , Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Cash Flow and Liquidity.”

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

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a )	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs ( b )	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs ( b )
April 1, 2006 through April 30, 2006	0	$0.00	0	$99,733
May 1, 2006 through May 31, 2006	0	0	0	$599,733
June 1, 2006 through June 30, 2006	6,000	$6.54	6,000	$560,479
Total	6,000	$6.54	6,000

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes any commissions paid to the brokers.
(b)
Repurchased pursuant to the stock repurchase program publicly announced on August 12, 1998 under which our Board of Directors authorized the repurchase of up to an aggregate of $1,200,000 of our common stock, amended November 12, 2002 to authorize the repurchase of an additional $250,000 and further amended May 23, 2006 to authorize repurchase of an additional $500,000. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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
Len E. Schweitzer
Treasurer and Chief Financial Officer

Date: August 14, 2006