Form 10-Q
period 2006-09-30
CITIZENS FINANCIAL CORP /KY/
filed 2006-11-09
CIK 887136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class A Stock 1,647,071 as of November 7, 2006.

The date of this Report is September 30, 2006.

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

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Financial Condition

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30	2006	2005
Cash Flows from Operating Activities:		
Net income (loss)	$ (302,566)	$ 156,517
Adjustments reconciling net income (loss) to net cash provided by (used in) operating activities:		
Interest credited on policyholder deposits	448,310	465,912
Provision for amortization and depreciation, net of deferrals	295,970	426,594
Amortization of premium and accretion of discount on securities purchased, net	(2,206)	7,472
Net realized investment (gains) losses	111,135	(730,494)
Changes in operating assets and liabilities:		
Benefit reserves	(1,361,296)	520,913
Claim liabilities	(556,626)	(308,389)
Other policy liabilities	(490,676)	168,541
Reinsurance recoverable	(299,797)	107,323
Accrued investment income	(20,865)	(85,447)
Changes in other operating assets and liabilities	(746,384)	(507,611)
Deferred income tax expense	138,754	8,900
Income taxes payable / receivable	34,880	222,019
Net Cash (used in) provided by Operating Activities	(2,751,367)	452,250
Cash Flows from Investing Activities:		
Securities available-for-sale:		
Purchases – fixed maturities	(5,989,883)	(18,228,081)
Purchases – equity securities	(11,613,635)	(8,491,132)
Sales and maturities – fixed maturities	15,612,994	20,490,585
Sales – equity securities	11,909,112	9,379,922
Additions to real estate	(150,040)	-
Additions to property and equipment, net	(320,496)	(306,321)
Other investing activities, net	22,359	19,797
Net Cash provided by Investing Activities	9,470,411	2,864,770
Cash Flows from Financing Activities:		
Policyholder deposits	357,990	490,131
Policyholder withdrawals	(893,214)	(1,429,829)
Proceeds from additional borrowings- related party	1,130,000	500,000
Payments on note payable – bank	(1,062,499)	(1,062,499)
Repurchases of common stock	(240,488)	-
Net Cash used in Financing Activities	(708,211)	(1,502,197)
Net Increase in Cash and Cash Equivalents	6,010,833	1,814,823
Cash and Cash Equivalents at Beginning of Period	3,552,969	4,691,611
Cash and Cash Equivalents at End of Period	$ 9,563,802	$ 6,506,434

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2006 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Third quarter results may not be indicative of results for the full year. For further information, refer to the December 31, 2005 consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related income taxes, for the three and nine-month periods ended September 30, 2006 and 2005, are as follows:

Unrealized gains (losses), net of related deferred income taxes, are the result of the net change in the excess or deficit of market values over book values of the investment portfolios. Therefore, comprehensive income (loss) is impacted by the volatility of the equities and fixed maturities markets.

Note 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s derivatives outstanding at September 30, 2006 include approximately $19,000 of embedded options on convertible bonds and $(240,000) of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized investment gains or losses.

Part I; Item 1 (continued)

Note 4 - NET REALIZED INVESTMENT GAINS

The Company recorded pretax reductions to the carrying amount of available for sale securities totaling $617,000 for the nine months ended September 30, 2006 (first quarter, $218,000; second quarter, $257,000; third quarter, $142,000) relating to declines in value which were considered by management to be other than temporary (none for the nine months ended September 30, 2005). This amount is included in net realized investment gains (losses).

Note 5 - INCOME TAXES

Income taxes are provided based on estimates of the projected annual effective tax rate. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before income taxes differs from taxable income principally due to the small life insurance company tax deduction, operating loss carry forwards and capital loss carry forwards. The Company has generally not been currently taxable, accumulating operating and capital loss carryovers for tax purposes that create uncertainties as to future realization of related tax benefits and ultimate effective rates. This significantly impacts the Company’s determination of its deferred income tax accounts. During each of the first three quarters of 2005, the Company made revisions to its deferred income tax estimates made in prior periods, including related estimates of its required valuation allowance for the realization of deferred tax assets. Such revisions resulted in tax benefits of $(51,531) and $(46,981) being recognized in the first and second quarters, respectively, and tax expense of $98,512 in the third quarter, as matters emerged. No such revisions were required in 2006, giving rise to an increase in the effective rate over that of the prior corresponding period. During the nine month period ended September 30, 2006, the Company experienced significant unrealized losses on its fixed income investment portfolio.  Management has determined that realization of deferred taxes attributable to the increase in unrealized losses is not likely to occur, and accordingly, a valuation allowance of $866,000 has been established against the related tax asset as a charge through other comprehensive income (loss).

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

Part I; Item 1 (continued)

Segment information as of September 30, 2006 and 2005, and for the periods then ended, is as follows:

Below are the net investment income amounts, which are included in the revenue totals above.

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit (loss). Segment profit (loss) represents pretax income, except that net realized investment gains (losses) and interest expense are excluded. A significant portion of the Company’s realized investment gains (losses) are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $8,026,000 and $7,601,000 during the nine months ended September 30, 2006 and 2005, respectively.

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

Note 8 – DEBT

Debt consists of the following notes payable:

The Company’s outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank’s prime lending rate or the one-month LIBOR rate plus 2.75% (8.58% at September 30, 2006). Scheduled principal installments of $312,504 are due in 2007. The loan agreement for the bank note contains covenants regarding asset acquisitions, shareholders’ equity and dividends, and maintenance of a debt to earnings ratio. During the first half of 2005, the Company did not comply with a loan covenant (debt to earnings ratio) and did not comply with another covenant

Part I; Item 1 (continued)

(borrower’s net worth) at June 30, 2006 on this debt and received a waiver from the lender of each violation through June 30, 2006. In return for the waivers, the Company’s Chairman agreed to personally guarantee the outstanding bank debt. While the Company has met this covenant at September 30, 2006, there are no assurances that the Company will meet this covenant throughout the balance of 2006. Although the Company does not expect the full balance to be called during 2006, it believes such an obligation could be met through a refinancing arrangement or sale of selected assets or a block of insurance business. Regarding the currently scheduled debt repayments, the Company believes its available resources will be adequate to service the remaining 2006 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $300,000 if necessary, to service bank debt obligations through 2007. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank note.

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000 in 2003, an additional $1,000,000 in 2005 and an additional $1,130,000 in 2006 from its Chairman for general operating capital, including servicing bank debt. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1% (9.25% at September 30, 2006). The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2007; except however, under terms of a subordination agreement between the Chairman and the Company’s commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid.

Note 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company is continuing to evaluate SOP 05-1 but does not believe that it will have a material impact on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company on January 1, 2007. The impact on the Company's consolidated financial position and results of operations has not yet been determined.

Part I; Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company’s management continuously monitors the performance of and outlook for the Company by analyzing several indicators that they judge to be critical. The key indicators of particular interest to management are (a) the general economic environment relative to outlook, (b) trend of premium volume, (c) lapse rates, (d) mortality and morbidity rates, (e) trend of general expense levels, (f) asset and capital and surplus growth, (g) general interest rate movements, (h) investment yields, (i) diversity (e.g. by industry) and mix (e.g. between fixed income securities and equity securities) of our investment portfolios and (j) segment performance and trends.

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

(3)	using a portion of profits to fund higher sales growth in 2007 and beyond without straining capital and surplus

(4)	evaluating plans to reduce compliance costs in 2007 and beyond

• Operational

(1)	controlling operating expenses

(2)	updating hardware and software technology

• Product line

(1)

for Group Dental: beginning to utilize Third Party Administration products in 2006, building on the Company’s strength of providing high quality service and exploring plans to sell other products through the Dental marketing channel

(2)	for Final Expense: continuing a controlled growth path through select Managing General Agents who focus on this type of product

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

During the first nine months of 2006, the Company reported a consolidated pretax operating gain (which excludes realized investment losses) of $144,000, compared to a pretax operating loss of $574,000 (which excludes realized gains) for the first nine months of 2005 and a net loss of $303,000 for the first nine months of 2006, compared to a net income of $157,000 for the first nine months of 2005.

The Company is subject to various market risks. The most significant risks relate to fluctuations in interest rates (which impact prices of fixed maturity securities) and prices of equity securities. The Company has at times experienced negative total returns (defined as investment income and realized and unrealized investment gains and losses) on its investment portfolio, however the total return for the first nine months of 2006 was 2.65% (the Company recorded pre-tax unrealized losses, of $2,432,000 on debt securities and unrealized gains of $75,000 on equities) compared to a total return of 3.18% during the first nine months of 2005. Historically these returns have been favorable and the Company has successfully managed the risk over many years. Company management devotes significant attention to the capital markets, and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

In an effort to increase levels of risk adjusted statutory surplus at the insurance subsidiary level, management repositions the portfolio to take advantage of opportunities and accordingly, decreased its investment in equity securities on a market value basis by $740,000 or 8.6 % and decreased fixed maturity securities by $11,257,000 or 10% (principally, securities with longer maturity dates resulting in greater risks) during the first nine months of 2006. Management anticipates that this action will negatively impact long-term total returns. The Company will further reposition the portfolios, as opportunities become available, in order to increase total returns and maintain an acceptable risk-adjusted statutory surplus at the insurance subsidiary level.

General expenses and depreciation for the first nine months of 2006 were up $185,000, or 3.6% compared to the first nine months of 2005, principally due to the costs of employing a marketing executive for life insurance products in the second quarter of 2005 and two marketing executives for the group dental product in the fall of 2005. We also placed in service, and therefore began to depreciate, the new group administration system in January 2006.

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

Goodwill and Intangible Impairment. The balance of our goodwill and value of insurance acquired (“VIF”) was $2.77 million at September 30, 2006. The recovery of these assets is dependent on the fair value of the business to which it relates. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During 2005 the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

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

During the nine month period ended September 30, 2006, the Company experienced significant unrealized losses on its fixed income investment portfolio.  Management has determined that realization of deferred taxes attributable to the increase in unrealized losses is not likely to occur, and accordingly, a valuation allowance of $866,000 has been established against the related tax asset as a charge through other comprehensive income (loss).

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

OPERATIONS. Net premiums earned decreased approximately $2,480,000 or 12.6% during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Below is a summary of net premiums earned, by segment, for the three and nine-month periods ended September 30, 2006, along with the change from the same periods of 2005:

Home Service Life premiums decreased approximately 4.6% during the first nine months of 2006 compared to the same period in 2005 due to higher lapse rates. New sales began to decline in the fourth quarter of 2005 and have continued to decline in 2006 as a result of producer response to the Company’s introduction of a variable first year commission program designed to improve persistency in this segment. Due to the negative producer response and consequent negative effect on sales, the Company discontinued the variable first year commission program and modestly increased premium rates (average increase of approximately 4%) to mitigate the declining premiums. The Company also lost our regional representative for the Florida and Georgia region, as well as several producers in that region, early in 2005. The Company continues its efforts to attract successful, experienced Home Service agents. In the fourth quarter of 2004, the Company began to geographically expand the Home Service market, hiring a new regional representative to recruit new agents in Ohio and Pennsylvania. Company management considers it a challenge to increase new sales even modestly, while providing incentive to keep business in force for longer periods than we have historically experienced (i.e. improve our persistency rate) in this segment.

Broker Life premiums increased 4.6% in the first nine months of 2006 compared to the same period of 2005 primarily because the Company has been aggressively developing relationships with new Managing General Agents to market the new final expense product introduced in 2005.

Pre-need Life premiums continued to decrease dramatically (49%) during the first nine months of 2006 compared to the same period in 2005 as the result of the Company’s earlier modification of certain policy benefits and commissions (which resulted in a loss in the number of producers) and an intentional refocusing of marketing efforts toward segments that the Company believes offer more positive potential in the current environment.

Dental premiums decreased 4.0% during the first nine months of 2006 compared to the first nine months of 2005 because the competition in this market continues to intensify and the Company has strengthened renewal underwriting standards in an effort to improve the loss ratio for this product. The Dental loss ratio for the first nine months of 2006 was 64.2% compared to 71.3% for the same period in 2005.

Other Health premiums declined 4.3% during the first nine months of 2006 compared to the same period in 2005 because these products are not being actively marketed as the Company continues to redirect the focus of its marketing efforts to the Home Service Life, Broker Life and Dental segments in an effort to improve profitability in those segments.

Net benefits and interest credited on policyholder deposits decreased $1,311,000, or 8.4% during the first nine months of 2006 compared to the first nine months of 2005 due primarily to an improved mortality rate in the Pre-need Life and the Home Service Life segments (partially offset by an increase in mortality in the Broker Life segment), as well as the lower loss ratio for the Dental segment. The decrease in net benefit reserves of $1,882,000 during the first nine months of 2006 as compared to the same period in 2005 was primarily due to the decrease in

Pre-need policies issued and in force during the period and the reduction in the number of our older individual life policies for plans we are no longer selling. Commissions decreased $199,000 or 5.4% while premiums were down 12.6% for the first nine months of 2006 compared to the same period of 2005 due to the higher first year commission rate paid on the new final expense premiums written. As discussed above, general expenses and depreciation increased $185,000, or 3.6% during the first nine months of 2006 compared to the same period of 2005 principally due to the costs of employing a marketing executive for life insurance products in the second quarter of 2005 and two marketing executives for the group dental product in the fall of 2005. We also placed in service, and therefore began to depreciate, the new group administration system in January 2006.

The deferral of policy acquisition costs increased $10,000 for the nine months ended September 30, 2006 compared to the same period in 2005 principally due to the costs associated with issuing the new final expense product, offset by the decrease in Pre-need policies issued. Amortization of deferred policy acquisition costs and the value of insurance acquired decreased $228,000 in the first nine months of 2006 compared to the first nine months of 2005, primarily due to the decreasing amount of Pre-need and acquired Home Service insurance in force.

Pretax income decreased approximately $124,000 to $33,000 for the nine months ended September 30, 2006 compared to a pretax income of $157,000 for the same period in 2005. Net investment income decreased $199,000, or 3.8% for the first nine months of 2006 compared to the same period of 2005, due to a 4.5% decline in invested assets and cash and cash equivalents and approximately a 17.6% decrease in dividends received from equity investments.

Net realized investment gains (losses) decreased to $(111,000) for the first nine months of 2006 from net investment gains of $730,000 for the same period in 2005 because the Company elected to realize some losses in 2006, while restructuring its portfolio to reduce investments in long duration fixed maturity securities and in equity securities. The Company also recorded $617,000 of pretax reductions to the carrying amount of securities management judged to be other than temporarily impaired in 2006 (none in 2005).

Pretax segment profit (excluding realized investment losses and interest expense) for the first nine months of 2006 was approximately $502,000 compared to a pretax segment loss (excluding realized investment gains and interest expense) of $(299,000) for the first nine months of 2005. This is attributable to the factors described above.

Following are the approximate, annualized pretax investment income and “total return” yields (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) for the nine months ended September 30, 2006 and 2005. Pretax unrealized gains (losses) totaled $75,000 and $(2,432,000) on equities and fixed maturity securities, respectively for the nine month period ended September 30, 2006 and $(1,109,000) and $(1,600,000) on equities and fixed maturity securities, respectively for the nine month period ended September 30, 2005.

FINANCIAL POSITION. Shareholders’ equity totaled approximately $14,859,000 and $17,437,000 at September 30, 2006 and December 31, 2005, respectively. These balances reflect an approximate 14.78% decrease for the nine months ended September 30, 2006. Comprehensive loss totaled approximately $(2,337,000) and $(1,572,000) for the nine months ended September 30, 2006 and 2005, respectively. A significant portion of the comprehensive loss is attributable to changes in the fair value of the Company’s fixed maturity and equity portfolios. Equity securities comprised approximately 5.3% and 5.6% of the Company’s total assets as of September 30, 2006 and December 31, 2005, respectively. Accordingly, movements in the equities markets can significantly affect the Company’s financial position. Equity portfolio positions increased $803,000 on a cost basis (net of $617,000 in other than temporary impairment write downs) and $740,000 on a market value basis, during the first nine months of 2006. Fixed maturity portfolio positions decreased $8,825,000 on an amortized cost basis and $11,257,000 on a market value basis during the same period. These decreases result from the disposal of high-yield, long duration fixed maturity securities in an effort to increase the risk adjusted capital levels of the Company’s insurance subsidiaries, as well as the unrealized losses discussed above. Cash and cash equivalent positions increased, pending investment, approximately $6,011,000 during the nine months ended September 30, 2006.

The fixed maturities markets continue to be highly volatile and have been unfavorable in 2006, with a significant turnaround in the third quarter. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. Low short-term rates continue to adversely impact the Company’s investment portfolio yield and operating earnings. The 2006 environment continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company’s 2005 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CASH FLOWS AND LIQUIDITY

Net cash provided by (used in) operating activities totaled $(2,751,000) for the nine months ended September 30, 2006 compared to $453,000 for the same period in the prior year. The decrease in the cash flow is primarily attributable to the decrease in premiums collected in the period. The $9,470,000 and $2,865,000 of net cash provided by investing activities for the nine months ended September 30, 2006 and 2005, respectively resulted from the net decrease in the investment portfolio on a cost basis. The $708,000 and $1,502,000 of net cash used in financing activities during the first nine months of 2006 and 2005, respectively, is attributable to bank loan principal repayments, repurchases of Company common stock, and net annuity and universal life account withdrawals, offset by proceeds from additional borrowings from a related party. Regarding the currently scheduled bank debt repayments, the Company believes its available resources will be adequate to service 2006 debt obligations. The Company’s Chairman has expressed potential willingness to loan the Company an additional $300,000 if necessary, to service bank debt obligations through 2007.

A summary of all known commitments of the Company as of September 30, 2006, including the aforementioned borrowings, and an estimate (based on reasonable assumptions and anticipated trends) of payments to be made for future policy benefits and contract claims, is as follows:

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

Part I; Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Risk. Market risk is the risk of change in the value of securities held in our portfolio as the result of changes in interest rates or equity prices. There have been no material changes in our market risk exposures from December 31, 2005, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2005, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Cash Flow and Liquidity.”

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

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (a )	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs ( b )	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs ( b )
July 1, 2006 through July 31, 2006	0	$0.00	0	$560,479
August 1, 2006 through August 31, 2006	6,500	$5.5661	6,500	$524,299
September 1, 2006 through September 30, 2006	18,604	$6.3254	18,604	$406,621
Total	25,104	$6.1288	25,104

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes any commissions paid to the brokers.
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

Date: November 9, 2006