Form 10-K
period 2006-12-31
CITIZENS FINANCIAL CORP /KY/
filed 2007-03-30
CIK 887136

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State the aggregate market value of the common equity held by non-affiliates of the registrant: $3,248,665 (based on an $5.99 per share average of bid and asked prices on March 16, 2007).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,588,011 shares of Class A Stock as of March 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Board of Director’s Proxy Statement for the Annual Meeting of Shareholders now scheduled for June 14, 2007 are incorporated into Part III of this Form 10-K. The date of this Report is March 30, 2007.

CONTENTS

PART I

Page

ITEM	1	BUSINESS	3
ITEM	1A	RISK FACTORS	10
ITEM	1B	UNRESOLVED STAFF COMMENTS	13
ITEM	2	PROPERTIES	13
ITEM	3	LEGAL PROCEEDINGS	13
ITEM	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II

ITEM	5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
		ISSUER PURCHASES OF EQUITY SECURITIES	13
ITEM	6	SELECTED FINANCAL DATA	16
ITEM	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATION	17
ITEM	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
ITEM	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE	34
ITEM	9A	CONTROLS AND PROCEDURES	34

ITEM	9B	OTHER INFORMATION	34

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	63
ITEM 11	EXECUTIVE COMPENSATION	63
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	63
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE	63
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	63

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	64
SIGNATURES		65
EXHIBIT INDEX		66
EXHIBITS		68

This report contains projections and other forward-looking statements regarding future events or the future financial performance of the Company. Actual events and results may differ materially from those in the projections and other forward-looking statements set forth herein. Among the important factors that could cause actual events or results to differ materially from those in the projections and other forward-looking statements are: changes in the market value of the Company’s investments, including stock market performance and interest rate changes; customer response to marketing efforts; mortality and morbidity trends; regulatory changes; actions of independent rating agencies; general economic conditions and increased competition; the Company’s ability to achieve operating efficiencies; unanticipated adverse litigation; and changes in Federal tax law. Readers are referred to the Items 1, 7, 7A and 8 in this report and to the Company Report on Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 for a discussion of these and other important risk factors concerning the Company and its operations.

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

While preparing the current year’s financial statements, the Company discovered an error in the compilation and reporting of certain reinsurance transactions that caused the Net Income (Loss) to be misstated by $192,547, $91,720, $107,058 and $122,566 for 2005 and the first, second and third quarters of 2006, respectively. The previously issued consolidated financial statements have been restated herein to reflect the correction of this error. See Note 2-CORRECTION OF AN ERROR and Note 10 – QUARTERLY FINANCIAL DATA in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a presentation of the originally reported amounts, the related changes and the restated amounts.

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

Broker Life. The Broker Life segment offers traditional whole life insurance; universal life insurance, which provides policyholders with permanent life insurance and adjustable rates of return on the cash value element of policy premiums, based upon current interest rates; annuities; group life; accidental death and dismemberment; and dependent life insurance. The majority of Broker Life sales consists of whole life graded death benefit and simplified issue policies, as well as the new final expense policies.

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

The downward trend in Net In-force amounts is primarily the result of the reduced new premium in the Preneed segment (as part of the Company’s strategy) and continued benefit payments in this segment.

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

The Life Insurance Subsidiaries market products through the personal producing general agent distribution system. Approximately 3,300 sales representatives are licensed as independent agents for the Life Insurance Subsidiaries. Nearly all of these agents also represent other insurers. Approximately 1,000 of these agents specialize in the home service market. That market consists primarily of middle and low-income families and individuals who desire whole life policies with policy limits typically below $10,000. Agents usually collect premiums directly at monthly intervals. The home service market has higher than average policy lapse rates. Approximately 500 agents specialize in the Preneed market. Typically, these agents are funeral directors or operate from facilities owned by funeral directors.

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

Investments. The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, require divestiture of assets contravening these restrictions. Within the framework of such laws, the Life Insurance Subsidiaries follow a general strategy to maximize total return (current income plus appreciation) without subjecting themselves to undue risk. When deemed appropriate, the Life Insurance Subsidiaries have held selected non-investment grade bonds that provide higher yields or are convertible to common stock. The Company considers a bond non-investment grade if it is unrated or rated less than BBB by Standard & Poor's Rating Group (“S&P”) or BAA by Moody's Investors Service (“Moody's”). The Company’s non-investment grade bonds, based on reported fair values, represented 3.0% of the Company’s cash and invested assets as of December 31, 2006. Citizens Security has maintained substantial investments in equity securities in an effort to achieve higher investment earnings than can usually be achieved through portfolio bonds but at a greater comparative risk. The Company also maintains an investment portfolio of equity securities separate from those of the Insurance Subsidiaries. Federally-insured mortgage-backed securities, collateralized mortgage obligations and real estate investments, apart from the investment in the office building described in Item 2, “Description of Property,” represented approximately 0.6% of cash and invested assets as of December 31, 2006. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 2006 that would be included in the high-risk classification.

For additional information concerning investment results, see Item 7.

Reinsurance. In keeping with industry practice, the Life Insurance Subsidiaries reinsure, with unaffiliated insurance companies, portions of the life and health insurance risks which they underwrite. The Life Insurance Subsidiaries generally retain no more than $40,000 of individual life insurance risk and $20,000 of group life insurance risk for any single life. Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one life. Individual and group accidental death coverage is 100% reinsured. At December 31, 2006, approximately $63,326,000 or 9.3% of life insurance in force was reinsured under arrangements described in Note 11 of the Notes to the Consolidated Financial Statements. Under most reinsurance arrangements described above, new insurance is reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, the Life Insurance Subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit their maximum loss on large or unusually hazardous risks. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. Accordingly, the Life Insurance Subsidiaries remain responsible for policy claims on the reinsured business to the extent a reinsurer should fail to pay such claims.

Competition. The insurance industry is highly competitive, with approximately 1,500 life and health insurance companies in the United States. Many insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the Life Insurance Subsidiaries. Financial and claims-paying ratings assigned to insurers by A.M. Best Company (“Best”) and by nationally recognized statistical rating organizations have become more important to policyholders. Citizens Security's rating was last changed by Best in October 2001, when it was downgraded to B- (Fair) from B (Fair). The B- rating was reaffirmed in December 2006. United Liberty’s rating has remained at B- (Fair) since its 1998 acquisition. According to Best, B- ratings are assigned to companies that have on balance, fair financial strength, operating performance and market profile when compared to the standards established by Best. Also according to Best, B- companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting or economic conditions. There are seven Best rating categories above the B- category from B to A++. The Life Insurance Subsidiaries will continue to pursue upward revisions in their Best ratings. Citizens Insurance has no insurance business in force and is not rated by Best.

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

State Insurance Regulation. The Insurance Subsidiaries are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, regulate the form and content of policies, establish reserve requirements, prescribe the type and amount of allowable investments, and review premium rates for fairness and adequacy. The Insurance Subsidiaries file detailed annual statements with the National Association of Insurance Commissioners (“NAIC”) and with many states in which they are licensed to transact business. The Kentucky Office of Insurance (“KOI”) also periodically examines the business and accounts of the Insurance Subsidiaries.

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes. Gross assessments for the Life Insurance Subsidiaries, net of refunds but before offsets for future premium or intangible property taxes, were $171, $5,544, and $5,178 in 2006, 2005, and 2004, respectively.

Kentucky, in common with substantially all states, regulates transactions between or affecting insurance holding companies and their insurance company subsidiaries, including the Company and the Insurance Subsidiaries. Generally, under Kentucky insurance holding company statutes, the KOI must approve in advance the direct or indirect acquisition of 15% or more of the voting securities of an insurance company organized under the laws of Kentucky. Such statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common and preferred stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Executive Director of the KOI. For 2007, the maximum amount of dividends that Citizens Security, United Liberty and Citizens Insurance could pay, without the Executive Director's approval, is $29,700, $228,100 and $19,700, respectively. The Company provides substantially all management, operating and employee services for the Insurance Subsidiaries and is reimbursed at actual cost plus 15%. This management fee totaled $5,759,000 for 2006. The Company currently has resources which management believes will be adequate to service debt obligations through 2007, without relying upon affiliate dividends for near-term debt service.

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

The Life Insurance Subsidiaries’ AVR, as of December 31, 2006, 2005 and 2004, is shown in Item 7. Cash flow testing and the results of such testing as applied to the Life Insurance Subsidiaries are also described and discussed in Item 7.

RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations in light of their size and risk profile. The four categories of major risk involved in the formula are [i] asset risk -- the risk with respect to the insurer's assets; [ii] insurance risk -- the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii] interest rate risk -- the interest risk with respect to the insurer's business; and [iv] business risk -- all other business risks. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower factors for less risky items.

RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would be placed in conservatorship.

Based on RBC computations as of December 31, 2006, the Insurance Subsidiaries each have capital that is in excess of minimum regulatory requirements.

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

Employees. As of March 1, 2007, the Company employed 69 people, excluding agents. As of that date, the Company had approximately 3,300 independent agents licensed to sell its products.

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

While life reinsurance generally binds the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions determine the availability and cost of reinsurance protection for new business. As a result of consolidation of the life reinsurance market and other market factors, capacity in the life reinsurance market has decreased. Further, life reinsurance is currently available at higher prices and less favorable terms than those prevailing in earlier years. Further consolidation, regulatory developments, catastrophic events or other significant developments affecting the pricing and availability of reinsurance could materially harm the reinsurance market and our ability to enter into reinsurance agreements. An increase in the cost of reinsurance or our inability to protect ourselves against large losses would adversely impact our operating results and financial position.

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

Deferred policy acquisition costs represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance contracts. We amortize these costs over the expected lives of the related insurance contracts. Value of insurance acquired represents the present value of future profits embedded in acquired business and is amortized over the expected lives of the acquired contracts. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other business over the fair value at the date of acquisition of the net assets acquired. Management continuously tests the DAC and VIF to determine if the recorded amounts are recoverable under current assumptions. We also regularly review the estimates and assumptions underlying DAC and VIF for those products for which we amortize DAC and VIF in proportion to gross profits. Management reviews goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates. Given changes in facts and circumstances, these tests and reviews could lead to reductions in goodwill, DAC or VIF that could have an adverse impact on our operating results and financial position.

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

Our insurance subsidiaries are regulated by the KOI and other states in which they are licensed to do business. We are also subject to the rules and regulations of the SEC and NASDAQ relative to reporting and disclosure, security trading, accounting and financial reporting and corporate governance matters. The Sarbanes-Oxley Act of 2002 and the rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies. Compliance with applicable laws and regulations is time consuming and staff intensive. Changes in these laws and regulations may materially increase our direct and indirect compliance costs, adversely impacting our operating results and financial position.

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

Not applicable.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is party to lawsuits in the normal course of business. Based on information currently available, management believes that currently pending lawsuits will be resolved without material financial impact to the Company.

ITEM 4. SUBMISSION OF

MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 21, 2007, there were approximately 2,300 holders of record of the Company's Class A Stock, its only class of common equity. The Class A Stock is currently eligible for quotation on the National Association of Securities Dealers, Inc.'s Small-Cap Market (“NASDAQ”) under the trading symbol CNFL. Trading volume in 2006 was 22.5% of the average shares outstanding during the year and trading volume by non-affiliates was about 62.6% of the average shares owned by non-affiliates during the year.

The following table summarizes quarterly high and low bid quotations for the Class A Stock in 2006 and 2005 as reported by NASDAQ. Such quotations reflect inter-dealer prices and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

The Company has not paid a dividend on the Class A Stock. The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. The Company is subject to a loan agreement covenant that prevents it from paying dividends on the Class A Stock without the consent of the lender except to the extent it can meet certain requirements relating to the ratio of its outstanding borrowings compared to dividends and income before interest expense, amortization, depreciation and income tax expense for (5) consecutive quarters and provided that there is no default or potential default under the loan agreement. As of January 2007, the bank loan covenant precludes the Company from paying any dividends. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries, and Citizens Security’s repurchase of its preferred stock owned by the Company. Provisions of the Kentucky Insurance Code subject transactions between the Insurance Subsidiaries and their respective parents, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Insurance Subsidiaries’ capital and surplus available to support policyholder obligations. See Item 1. “Description of Business -- State Insurance Regulation.” In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

Equity Compensation Plan Information

Issuer Purchases of Equity Securities

(a)	The average price paid per share of stock repurchased under the stock repurchase program includes any commissions paid to the brokers.
(b)

Information in these columns relates to the stock repurchase program publicly announced on August 12, 1998 under which our Board of Directors authorized the repurchase of up to an aggregate of $1,200,000 of our common stock, amended November 12, 2002 to authorize the repurchase of an additional $250,000 and further amended May 23, 2006 to authorize repurchase of an additional $500,000. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Note:	See Item 7 for additional information relevant to the above data.
(a)

Net income (loss) per share and shareholders’ equity per share are based upon the weighted average common shares outstanding in 2006, 2005, 2004, 2003 and 2002 of 1,652,605, 1,671,628, 1,671,628, 1,685,390,and 1,711,627, respectively.

(b)	Net investment income reported in the consolidated financial statements as a percent of average cash and invested assets.

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

The Company’s management has identified the following as major financial, operational and marketing accomplishments during 2006:

The Company:

• positioned itself for expansion of its group product line by:

•	placing a new web-enabled group administration system into service
•	hiring an experienced Executive Vice President for Group Products
•	developing a new group vision product for introduction in 2007
•	developing a more flexible group dental product for introduction in 2007
•	obtaining the backing, through reinsurance, of a highly rated reinsurer for all new group products issued

• experienced significant growth in the new Final Expense premium and distribution channel.

Management sees the following as its key challenges for 2007:

• Financial

(1)	generating significant premium growth for the Final Expense product

(2)	recruiting several Group Product marketing representatives, setting the stage for significant premium growth for these products in 2008 and beyond

(3)

earning an operating profit (see page 28 of this Management Discussion and Analysis of Financial Condition and Results of Operation and Note 8 to the Consolidated Financial Statements for a discussion of statutory accounting)

(4)

continuing to solidify the ratings from A.M. Best and setting the stage for a future rating upgrade (see the section titled “Competition” in Item 1 in this Form 10-K for a discussion of the Company’s rating)

• Operational

(1)	continuing to control operating expenses while expanding distribution and implementing the reviews required for compliance with the federal Sarbanes-Oxley Act

(2)	enhancing software technology

• Product line

(1)	for Group Products: exploring non-traditional methods of growth, such as third party administration, marketing partnerships and acquisitions

(2)	for Final Expense: continuing to increase premiums at a steady pace

(3)	for Home Service: minimizing the lapse rate, improving 13-month persistency, strengthening controls over field premium collection, maintaining distribution relationships and controlling expenses

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

For the year 2006, the Company reported a consolidated pretax operating loss (which excludes net realized investment gains of $4,000) of $486,000, compared to a pretax operating loss of $648,000 (which excludes net realized investment gains of $780,000) for 2005 and a net loss of $836,000 for 2006, compared to a net income of $132,000 for 2005. The net realized investment gains of $4,000 in 2006 are net of write downs of $687,000 of available-for-sale equity securities which management deemed to be other-than-temporarily impaired. There were no such write downs in 2005.

The Company is subject to various market risks. The most significant risks relate to fluctuations in interest rates (which impact prices of fixed maturity securities) and prices of equity securities. The Company has at times experienced negative total returns (defined as investment income and realized and unrealized investment gains and losses) on its investment portfolio, however the total return for 2006 was 3.50% (the Company recorded pre-tax unrealized losses of $2,534,000 on debt securities and unrealized gains of $301,000 on equities) compared to a total return of 2.60% in 2005. Historically these returns have been favorable and the Company has successfully managed the risk over many years. Company management devotes significant attention to the capital markets, and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

In an effort to increase levels of risk adjusted statutory surplus at the insurance subsidiary level, management repositions the portfolio to take advantage of opportunities and increased its investment in equity securities on a market value basis by $849,000 or 9.9 % and decreased fixed maturity securities by $11,863,000 or 10.5% (principally, securities with longer maturity dates resulting in greater risks) during 2006. Management anticipates that this action will negatively impact long-term total returns, however, the Company will further reposition the portfolios, as opportunities become available, in order to increase total returns and maintain an acceptable risk-adjusted statutory surplus at the insurance subsidiary level.

General expenses and depreciation for 2006 were up $428,000, or 6.2%, compared to 2005, principally due to the costs of employing a marketing executive for life insurance products in the second quarter of 2005 and one marketing executive for the group dental product in the fall of 2005 and one in the fall of 2006. We also placed in service, and therefore began to depreciate, the new group administration system in January 2006.

Segment Profit (Loss)

The Company manages its operations in five business segments, Home Service Life, Broker Life, Preneed Life, Dental, and Other Health. Products in all five segments are sold through independent agency operations. Home Service Life consists primarily of traditional life insurance coverage sold in amounts of $10,000 and less to middle and lower income individuals. This distribution channel is characterized by a significant amount of agent contact with customers throughout the year. Broker Life product sales consist primarily of simplified issue and graded-benefit policies in amounts of $10,000 and less, as well as our new Final Expense product in amounts of $10,000 to $25,000. Other products in the Broker Life segment that comprise a significant portion of existing business include group life, universal life, annuities and participating life policies. Preneed Life products are sold to individuals in connection with prearrangement of their funeral and include single and multi-pay policies, generally in amounts of $10,000 and less. These policies are generally sold to middle aged and elderly individuals. Dental products are term policies generally sold to small and intermediate size employer groups. Other Health products include various accident and health policies sold to individuals and employer groups. Profit or loss for each segment is reported on a pretax basis, without an allocation of realized investment gains or interest expense.

The Company’s 2006 segment income (loss) was $1,000 compared to losses of $(269,000) in 2005 and $(2,307,000) in 2004. The segment loss in 2004, excluding nonrecurring items described below, was $(481,000).

The nonrecurring items in 2004 include costs of $1,190,000 (settlement and legal costs) incurred in 2004 associated with the legal proceedings described in Item 3, and additional one time consulting expenses of $636,000 related to redesign and other organizational restructuring begun in 2003, as well as severance agreements.

Segment income (loss) increased $270,000 to $1,000 in 2006 compared to a segment loss of $(269,000) in 2005 primarily due to the positive impact of: (a) a decrease in policyholder benefits of $3,554,000; (b) a decrease in commissions of $113,000; (c) a decrease in amortization of deferred policy acquisition costs and value of insurance acquired of $194,000, and (d) an increase in policy acquisition costs deferred of $208,000, offset by the negative impact of: (e) a decrease in net premiums earned of $3,175,000 (Pre-need decreased $2,300,000, Dental decreased $376,000, Home Service decreased $330,000, Other Health decreased $41,000, and Broker Life decreased $128,000 (net of the increase in new final expense premiums of $901,000)); (f) a decrease in investment and other income of $196,000 and (g) an increase in general expenses and depreciation of $428,000.

See pages 26 through 28 of Management’s Discussion and Analysis for a more extensive analysis of factors impacting the individual segment operating results between years.

Net Income

The Company’s 2006 net loss was $(836,000) compared to a net income of $132,000 and $256,000 in 2005 and 2004, respectively. These results reflect the segment losses described above (including nonrecurring items) and net realized investment gains of $4,000, $780,000 and $2,868,000 in 2006, 2005 and 2004, respectively. The Company realized significant investment gains in both 2005 and 2004 due to restructuring the investment portfolio to include a greater proportion of fixed maturity investments with shorter durations and fewer equity investments while taking advantage of an upturn in the equities market. After the restructuring, our equities portfolio did not present opportunities for similar levels of realized gains in 2006. Net realized investment gains and losses include losses resulting from the write down of securities deemed by management to be other than temporarily impaired of $687,000, $0 and $653,000 in 2006, 2005 and 2004, respectively.

Comprehensive Income (Loss) Comprehensive Income (Loss) (which combines net income (loss) and net unrealized gains and losses) was $(2,613,000), $(2,510,000), and $(977,000) for 2006, 2005, and 2004, respectively. During 2006, the Company continued to be adversely affected by relatively low yields on its fixed income investment portfolio. The increase of $103,000 in comprehensive loss in 2006 is attributable to the decrease in unrealized losses of $865,000, offset by the decrease in net income of $968,000 described above. Net unrealized losses in 2006 are comprised of net losses in our fixed maturities portfolio of $1,697,000, offset by unrealized gains in our equities portfolio of $589,000. Late in the second quarter of 2005, interest yields on fixed maturity investments began to rise. Although this adversely impacted the market value of the Company’s bond portfolio, management believes the opportunity to invest new money at higher yields will have a long term positive impact on the Company’s operating earnings. The 2006 environment continued to generate a relatively high level of qualitative investment risk, as discussed in the Cash Flow and Liquidity section. The 2005 Comprehensive Loss results from unrealized losses resulting from market interest rates beginning to increase in 2005 (and therefore the decline of $1,774,000, net of taxes, in the values of our fixed income portfolio) and a decline of $868,000, net of taxes, in the value of our equities portfolio, offset by net income of $132,000.

During 2006, the Company repurchased 83,617 shares of its common stock at an average price of $6.16 per share. There were no repurchases in 2005 and in 2004 13,600 shares were repurchased at an average price of $7.50 per share.

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

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, many of which are seeking to exploit recent technology advancements. The majority of these are publicly traded and many have experienced volatile market prices. Company management periodically evaluates whether the declines in fair value of investments are other-than-temporary. These evaluations involve significant judgment. The evaluations consist of a review of qualitative and quantitative factors, including analysis of the issuer’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. Declines in fair values of securities deemed to be temporary and which the Company has the ability and intent to hold until full recovery are included as an unrealized loss in shareholders’ equity. Declines in fair values of securities deemed to be other-than-temporary are included in net income as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

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

Goodwill and Intangible Impairment. The balance of the Company’s goodwill and value of insurance acquired (VIF) was $2.7 million at December 31, 2006. The recovery of these assets is dependent on the fair value of the business to which they relate. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2006 and 2005, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

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

FINANCIAL POSITION

Assets. At December 31, 2006, the Company's available-for-sale fixed maturities had a fair value of $101,062,000 and amortized cost of $102,759,000. The Company’s fixed maturities portfolio decreased approximately 8.3% during 2006 and increased 0.6% during 2005, on an amortized cost basis. Shown below is a distribution by rating category of the Company's fixed maturities portfolio as of December 31, 2006.

1 Net of write-downs on bonds whose decline in value is believed to be other-than-temporary

2 Fair values as of December 31, 2006 were obtained primarily from Interactive Data Corporation.

The Company believes it has a well-diversified portfolio and has no plans to adjust its non-investment grade portfolio significantly, unless necessary to satisfy requirements of state regulators or rating agencies. The Company purchases non-investment grade bonds to obtain higher yields or convertible features and attempts to reduce credit risk by portfolio diversification. Non-investment grade securities comprised 4.0% and 3.8% of the fixed maturities portfolio, on an amortized cost basis, at December 31, 2006 and 2005, respectively. During 2006 and 2005, the Company did not recognize any impairment losses on fixed maturities. The Company reviews its fixed maturity portfolio quarterly for impairment losses which might be other than temporary losses and recognizes all such losses in the quarter they are deemed other than temporary.

Realized investment losses included $687,000, $0 and $807,000 of pretax impairment losses in 2006, 2005 and 2004, respectively. The impairments recorded were the result of the continued credit deterioration of specific issuers in the bond and equity markets, especially in the biomedical and technology industries.

Shown below are the Company's four largest holdings in non-investment grade bonds by a single issuer as of December 31, 2006.

The Company had no guarantee or other type of enhancement associated with the issuers represented above.

During 2006, the Company's investment in equity securities increased $548,000 on a cost basis, and increased $849,000 on a fair value basis, after increasing $1,001,000 on a cost basis, and decreasing $363,000 on a fair value basis during 2005. As of December 31, 2006, 2005 and 2004, there were $589,000, $288,000 and $1,652,000 respectively, of unrealized gains on equity securities.

The Company reviews its marketable investments each quarter to determine if there have been declines in their value that in management’s opinion is other-than-temporary. These reviews involve qualitative and quantitative information relating to an individual company or industry and general factors impacting the economy. However, due to wide market fluctuations occurring during recent years, determining whether declines are temporary has become much more complex and judgmental.

These reviews resulted in the recognition of impairment losses on equity securities totaling $687,000 during 2006 ($218,000, $257,000, $142,000 and $70,000 for the first, second, third and fourth quarters, respectively). During 2006, equity securities were sold which contained $465,000 of impairment write downs and fixed securities were sold which contained $183,000 of impairment write downs. There were no impairments on fixed securities in 2006. During 2005, equity securities were sold which contained impairment write-downs of $358,000 and no fixed maturities were sold which contained impairment write downs. During 2004, the recognition of impairment losses on equity securities totaled $473,000 ($101,000, $319,000 and $53,000 for the first, third and fourth quarters, respectively). In addition, $334,000 of impairment losses were recognized on fixed maturities during 2004, all in the third quarter. During 2004, equity securities were sold which contained $640,000 of impairment write downs and fixed securities were sold which contained $425,000 of impairment write downs.

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

At December 31, 2006, the Company has recorded $756,000 of goodwill and $12,571,000 of deferred policy acquisition costs and value of insurance acquired. As noted in the above discussion of critical accounting policies and estimates, these intangibles, and the recorded value of policy liabilities, are based on many assumptions that require substantial estimates and judgment. At December 31, 2006 and December 31, 2005 the Company reassessed the assumptions supporting these values in accordance with SFAS No. 142. Although no impairment was considered necessary, management will continue to monitor the appropriateness of the recorded values of these intangibles and will make adjustments to such values in the future as management deems necessary.

Liabilities. A comparison of total policy liabilities as of December 31, 2006, 2005 and 2004 is shown below. Approximately 89% of the 2006 total consists of insurance policy benefit reserves while policyholder deposit liabilities represent 11% of the total.

Home Service Life premiums decreased 4.7% in 2006 from 2005 (Home Service Life revenue, including net investment and other income, decreased by 1.9% in 2006 from 2005) with net growth in policy liabilities of 1.7% and 2.2% in 2006 and 2005, respectively due to the ageing of the policy portfolio for this segment. Broker Life premiums decreased 3.3% in 2006 compared with an increase of 9.8% in 2005. Pre-need Life premiums decreased dramatically in 2006 (46.0%) as the result of the Company’s earlier modification of certain policy benefits and commissions (which resulted in the loss of a number of producers) as well as an intentional refocusing of marketing efforts towards segments that the Company believes offer more positive potential in the current environment. During 2006, Dental premiums decreased 4.3% from 2005 due to continued competition in this market and more aggressive renewal underwriting procedures by the Company. The Company has strengthened renewal underwriting standards in an effort to improve the loss ratio on this product. The Other Health Premiums decreased 4.7% compared to 2005 because these products are not being actively marketed as the company continues to redirect its focus to other segments in an effort to improve profitability in those segments.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 2006.

As indicated above, total policyholder deposits decreased by a net $396,540 during 2006. The Company is not devoting significant marketing effort toward Annuity, Universal Life and other deposit products and has elected not to aggressively compete in crediting excess interest on such products.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CONSOLIDATED RESULTS AND ANALYSIS

While preparing the current year’s financial statements, the Company discovered an error in the compilation and reporting of certain reinsurance transactions that caused the Net Income (Loss) to be misstated by $192,547, $91,720, $107,058 and $122,566 for 2005 and the first, second and third quarters of 2006, respectively. The previously issued consolidated financial statements have been restated herein to reflect the correction of this error. See Note 2-CORRECTION OF AN ERROR and Note 10 – QUARTERLY FINANCIAL DATA in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a presentation of the originally reported amounts, the related changes and the restated amounts.

Premiums and Other Considerations. The following table details premiums and other considerations received during the past three years.

Home Service Life premium decreased 4.7% and 1.9% in 2006 and 2005, respectively. New sales began to decline in the fourth quarter of 2005 and continued to decline in 2006 as a result of producer response to the Company’s introduction of a variable first year commission program designed to improve persistency in this segment. The Company also lost its regional representative for the Florida and Georgia region, as well as several producers in that region early in 2005. The Company continues its efforts to attract successful, experienced Home Service agents. In the fourth quarter of 2004, the Company began to geographically expand the Home Service market, hiring a new regional representative to recruit new agents in Ohio and Pennsylvania. Company management considers it a challenge to increase new sales even modestly, while providing incentive to keep business in force for longer periods than we have historically experienced (i.e. improve our persistency rate) in this segment.

The decrease in Broker Life premium of 3.3% during 2006 resulted primarily from decreases in ordinary and group products, offset by the growth of $518,000 in the Final Expense product introduced in early 2005 in an effort to strengthen the growth of this segment by better meeting the desires of our policyholders and agents. The increase in Broker Life premium of 9.8% from 2004 to 2005 resulted primarily from the premiums on the final expense product introduced in 2005.

The 46.0% and 27.9% decrease in Preneed Life premium during 2006 and 2005, respectively, resulted from the Company’s modification of certain policy benefits and commissions (which resulted in a loss in the number of producers) and an intentional refocusing of marketing efforts toward segments that the Company believes offer more positive potential in the current environment.

Dental premiums decreased 4.3% during 2006 as competition in this market continues to intensify. The company has strengthened renewal underwriting standards in an effort to improve the loss ratio for this product. The result, as expected, was a decrease in premium and a decrease in the overall claims loss ratio from 69.7% in 2005 to 63.9 % in 2006. During recent years, new business production has become increasingly competitive as larger providers expand their marketing initiatives. However, the Company has historically maintained strong customer and agent loyalty by continuing to improve customer service, including sales and administrative support functions. In January 2005 the Company began expanding its capacity to administer more Dental business without increasing administration costs by replacing our group administration system with a current state of the art system. The new system was placed in service in January 2006 and the Company added additional functionality features throughout 2006 including a group website and a preferred provider network. The Company plans to add future enhancements to include third party administration capability, online enrollment and auto adjudication of claims. The Company also employed a senior marketing executive and a regional sales representative in 2006 to focus marketing efforts on the Dental segment.

The Company has not been actively marketing Other Health policies for several years. However, in response to agent requests, certain cancer and disability protection products have been updated and promoted. Pricing, underwriting, and claims experience on these products are closely monitored. Due to unsatisfactory financial results in this product line, the Company discontinued selling new disability policies in October 2004, and increased premium rates approximately 35% effective February 1, 2006 in the state of New Jersey, where the majority of such policies have been issued, resulting in a decrease of $276,000 in the Net Loss for this segment in 2006 compared to 2005.

Investments. The Company monitors its available-for-sale fixed maturities and equity securities to assure they are strategically positioned within the current market environment. This practice has historically resulted in holding significant equity security positions, which tend to dampen current income yields in favor of an overall total return focus. The Company’s equity securities comprised 8.5% and 7.1% of its total investment portfolios at December 31, 2006 and 2005, respectively. The Company’s investment income yields were 5.3%, 5.1%, and 4.7% for 2006, 2005, and 2004, respectively. The 2006 yield increase resulted primarily from increasing interest rates on new investments, as well as improved short-term yields during the year. Although the Company’s total return on investments has historically been favorable, returns in recent years have been severely impacted by declines in the airline, biomedical, automobile, telecommunications and technology sectors, declines in the fixed maturities market (due to increasing rates), a general economic slump and the effect of terrorist events on the securities markets.

As detailed in the following table, net realized and unrealized investment (losses) totaled approximately ($2,228,000) and ($3,356,000) for the years ended December 31, 2006 and 2005, respectively. The Company does not anticipate severe deterioration in the securities markets although there is considerable volatility in the equities markets. At December 31, 2006 and 2005, the Company’s investment portfolios contained net unrealized gains (losses) outstanding of $(1,107,000) and $1,124,000, respectively. Below is an approximate calculation of investment income yields and “total return” (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) yields for the five years ended December 31, 2006.

The Company realized significant gains on the sales of equity securities and high yield, below investment grade bonds during 2004 and 2003 as we repositioned our portfolio to include a greater proportion of investment grade bonds. As bond interest rates began to increase in 2005 and 2006, we experienced significant unrealized losses on our fixed maturity portfolio (due to lower than market yields on our portfolio). Company management continues to monitor the equities and fixed maturity markets, and to reposition the portfolios as considered appropriate.

Segment Earnings. Pretax profit is shown below for the Company’s five business segments, along with total net realized investment gains and interest expense.

The 2006 decrease in pretax income of $614,000 results from the negative effects of: (a) a decrease in net premiums earned of $3,175,000 or 12.4% (Pre-need decreased $2,300,000, Dental decreased $376,000, Home Service decreased $330,000, Broker Life decreased $128,000 (net of an increase in new final expense premiums of $901,000) and Other Health decreased $41,000); (b) a decrease in investment and other income of $196,000; (c) a decrease in net realized investment gains of $776,000; (d) an increase in general expenses and depreciation of $428,000 and (e) an increase in interest expense of $107,000, offset by the positive effects of: (f) a decrease in policyholder benefits of $3,554,000; (g) a decrease in commissions of $113,000; (h) an increase in acquisition costs deferred of $208,000 and (i) a decrease in amortization of deferred policy acquisition costs and value of insurance acquired of $194,000.

The 2005 decrease in pretax income of $75,000 results from the positive effects of: (a) an increase in investment and other income of $577,000; (b) a decrease in policyholder benefits and commissions of $2,849,000; (c) a decrease in general expenses and depreciation of $864,000 and (d) a decrease in amortization of deferred policy acquisition costs and value of insurance acquired of $236,000, offset by the negative effects of: (e) a decrease in net premiums earned of $2,425,000, or 8.7% (Preneed decreased $1,937,000, Dental decreased $545,000, Home Service decreased $135,000, Other Health decreased $150,000, while Broker Life increased $343,000 (including new final expense premiums of $537,000)); (f) a decrease in net realized investment gains of $2,088,000; (g) an increase in interest expense of $25,000 and (h) a decrease in acquisition costs deferred of $63,000.

Home Service Life

In 2006 the Home Service Life segment benefited by $160,000 of higher investment and other income and a decrease of $322,000 in benefits and reserves, offset by a $329,000 decrease in premium and a $317,000 increase in expenses (including net deferral of policy acquisition costs), resulting in an increase in the segment loss of $164,000.

Broker Life

The $111,000 decrease in loss in the Broker Life segment is the result of a decrease of $334,000 in policyholder benefits, a decrease in expenses of $197,000, offset by a decrease in premiums of $128,000 (primarily from decreases in ordinary and group products, offset by the growth of $901,000 in the Final Expense product), and a decrease in investment and other income of $292,000.

Pre-need Life

The $88,000 decrease in profit in the Preneed life segment for 2006 is the result of a decrease of $2,300,000 in premiums, and a decrease of $45,000 in investment and other income, offset by a decrease of $1,849,000 in policyholder benefits, a decrease in commissions of $247,000 and a decrease of $161,000 in expenses (including net deferral of policy acquisition costs). During 2002, the Company accepted a significant amount of single-premium business, which generally has higher than average mortality rates. At that time, significant management and marketing resources were devoted to this business. To improve profitability, annual benefit growth rates were reduced in early 2003 and again in September 2004. Also, twice during 2002, certain commission rates were reduced and agent contracts revised to encourage production of the more profitable multi-pay products. Management has not focused marketing resources on this segment for the past several years. As a result, we have experienced significant declines in premiums and policy benefits, generating a segment profit for the past two years.

Dental

Information regarding Dental profitability is included below. The “contribution margin” shown below is a direct margin without allocable investment income and general expense.

The contribution margin increased in 2006 by $472,000 due primarily to the Company’s aggressive renewal underwriting and re-rating. Although premiums decreased $376,000 in 2006, benefits decreased $745,000, and commissions decreased $104,000. Expenses for the Dental segment increased $328,000 due to the increased marketing resources allocated to this segment (the Company employed a senior marketing executive for this segment in August of 2005, a regional representative in the fourth quarter of 2005 and an additional senior executive in September 2006).

The contribution margin increased in 2005 by $213,000 from 2004 due primarily to the Company’s aggressive renewal and re-rating as well as not renewing a large group with a particularly high morbidity rate in December 2004. The Company has encountered more competition as additional insurers continue to expand in the Dental market and Dental providers continue to provide higher levels of care to patients. The Company is continuing its ongoing efforts to maintain profitability in this line by reconfiguring products to provide adequate margins for the various dental procedures, utilizing a third-party company to provide expert assistance with ongoing adjudication of claims, and continuing its program of aggressive renewal underwriting and re-rating. We are also focusing significant marketing resources to this segment to create significant long-term premium growth in the segment.

Other Health

The decrease in the segment loss of $276,000 in the Other Health is primarily the result of a decrease in policyholder benefits of $304,000 partially offset by a decrease in premiums of $41,000. The Company has not devoted significant marketing effort toward its Other Health products in recent years. However, during 2002 through 2004, a significant increase in disability claims occurred, with a concentration in New Jersey. The Company implemented a 35% rate increase on its disability products in New Jersey effective in early 2006, and discontinued accepting applications for this policy in New Jersey in the fall of 2004.

Income Taxes. Historically, the Company has experienced a relatively low effective current income tax rate, due primarily to the small life insurance company deduction, along with operating loss carryforwards and capital loss carryforwards. The effective expense (benefit) rate is 54% in 2006 and 0.0% in 2005.

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

During December 2002, the Company strengthened the statutory capital position of Citizens Security by acquiring $2,000,000 of Citizens Security redeemable preferred stock. During January 2001, the Company contributed 100% of the capital stock of Citizens Insurance to Citizens Security. The statutory value of this contribution was $3,540,555. Citizens Security has reported its investments in United Liberty and Citizens Insurance on the equity method of accounting, since their acquisitions in 1998 and 2001, respectively. However, beginning in 2001, new rules changed the statutory equity method of accounting to preclude a parent insurer from recording as income, its share of undistributed subsidiary earnings. For 2006, 2005, and 2004, Citizens Security reported as income the $99,900, $250,000 and $1,174,000 respectively, of dividend distributions that it received from United Liberty and Citizens Insurance. At December 31, 2006, Citizens Security reported its investments in United Liberty and Citizens Insurance at their statutory equity values of $2,281,472 and $2,501,700 respectively. To provide a more detailed understanding of Citizens Security's operations, shown below are SAP basis net income (loss), pretax net operating income (loss), statutory capital and surplus, asset valuation reserves, and capital ratios for Citizens Security for the five years ended December 31, 2006.

1 Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders’ surplus to reduce the impact of realized and unrealized investment losses. The 2002 through 2006 amounts also include United Liberty’s asset valuation reserves. Citizens Insurance does not have an Asset Valuation Reserve.

2 Represents Statutory Capital and Surplus plus Asset Valuation Reserves divided by invested assets plus cash.

The following table shows the changes to Citizens Security’s statutory capital and surplus for the five years ended December 31, 2006.

In addition to the statutory totals shown above, Citizens Insurance generated statutory net income of approximately $20,000, $56,000, and $76,000 during 2006, 2003 and 2002, respectively without remitting any dividends to its parent. Citizens Insurance generated statutory net income of $22,000 and $56,000 and paid dividends of $250,000 and $1,174,000 to Citizens Security in 2005 and 2004, respectively. United Liberty generated statutory net income (loss) of approximately $280,000, $117,000, ($692,000), 536,000, and ($328,000), during 2006, 2005, 2004, 2003 and 2002, respectively and remitted dividends to its parent of $99,900, and $54,000 in 2006 and 2003, respectively.

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

CASH FLOW AND LIQUIDITY

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000, $1,000,000 and $1,330,000 in 2003, 2005 and 2006, respectively from its Chairman for general operating capital, including bank debt service. These borrowings are considered current debt as a result of a 90-day call provision in the loan agreement. The Company also has $208,337 of commercial bank debt outstanding, with an equal amount maturing in April 2007 and July 2007. During the first half of 2005 the Company did not comply with a loan covenant (debt to earnings ratio) and did not comply with another covenant (borrower’s equity) at June 30, 2006 on this debt and received a waiver from the lender of each violation through June 30, 2006. In return for the waivers the Company’s Chairman agreed to personally guarantee the outstanding bank debt. The Company was in compliance with the debt covenant for the last two quarters of 2006. Regarding the currently scheduled debt repayments, the Company believes its available resources will be adequate to service 2007 commercial bank debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $200,000 if necessary, which would service debt obligations through 2007. Additional information regarding debt obligations is included in Note 5 of the Notes to Consolidated Financial Statements.

A summary of all known commitments of the Company as of December 31, 2006, including the aforementioned borrowings, and an estimate (based on reasonable assumptions and anticipated trends) of payments to be made for future policy benefits and contract claims, is as follows:

(a) Anticipated cash benefit payments not including any future earnings or additional premium

Management is not aware of any other commitments or unusual events that could materially affect the Company’s capital resources.

The Company provided (used) approximately $(2,668,000), $138,000 and $913,000 of cash flow from operating activities during 2006, 2005 and 2004, respectively. The fluctuations are principally attributable to a decrease in Preneed Life premiums in all three years.

Cash provided by (used in) investment activities of $8,106,000, $316,000, and $(2,464,000) during 2006, 2005, and 2004 respectively, relates primarily to investing additional Preneed Life premiums in fixed maturity securities in 2004, primarily from the sale of short-term investments for $612,000, less approximately $300,000 used to acquire new equipment in 2005 and primarily sales and maturities of securities in excess of new investments, offset by approximately $652,000 used to acquire new equipment in 2006.

Cash used in financing activities during 2006 of $1,024,000 includes $1,167,000 of debt repayments, $672,000 of net withdrawals of policyholder deposits and $515,000 used to repurchase common stock of the Company, offset by additional borrowings of $1,330,000 from the Company’s Chairman. The $1,592,000 of cash used in financing activities during 2005 includes $1,416,000 of debt repayments and $1,176,000 of net withdrawals of policyholder deposits, offset by additional borrowings of $1,000,000 from the Company’s Chairman. The $2,346,000 of cash used in financing activities during 2004 includes $1,342,000 of debt repayments, $902,000 of net withdrawals of policyholder deposits and $102,000 used to repurchase common stock of the Company.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in prices of equity securities and interest rates (which affect market prices of fixed maturity securities). Historically, total returns on the Company’s equity portfolio have been favorable and the Company has successfully managed the risk of equity security price fluctuations over many years. The Company devotes significant attention to the equity markets and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets. The Company also manages market risks associated with investments in option securities, as described in Note 3 of the Notes to Consolidated Financial Statements. The fair value of the Company’s equity portfolio was approximately $9,429,000 and $8,580,000 at December 31, 2006 and 2005, respectively. Accordingly, a 10% decline in equity prices would have reduced the fair value of the Company’s equity portfolio by $943,000 and $858,000 at December 31, 2006 and 2005, respectively. The average cost value of the Company’s equity portfolio was $7,995,000 and $7,559,000 during 2006 and 2005, respectively.

Regarding interest rate risk, the value of the Company’s fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. Management estimates that a 100 basis point increase in interest rates (“rate shock”) would have decreased the fair value of its $101.1 million fixed maturity portfolio by approximately 5.5% or $5.3 million at December 31, 2006 and 6.3% or $7.1 million at December 31, 2005. From an income perspective, the Company does not believe rising interest rates present a significant risk, as essentially all of the Company’s policy liabilities bear fixed rates. However, approximately 38% of policy liabilities contain provisions permitting interest or benefit adjustments at the discretion of the Boards of Directors of the Insurance Subsidiaries. The Company’s cash flow testing (described below) indicates that overall profitability will generally be enhanced in rising interest rate scenarios. From a liquidity perspective, the Company’s fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure. The Company monitors economic conditions on a regular basis and manages this interest rate risk primarily by adjusting the duration of its fixed-maturity portfolio. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. During 2006 and 2005, the Company decreased durations of the fixed maturity portfolio. At December 31, 2006 cash and fixed-maturity investments with maturities of less than five years equaled approximately 24% of total policy liabilities compared to approximately 19% at December 31, 2005. Notwithstanding the foregoing, if interest rates rise significantly in a short timeframe, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

Interest expense on the Company’s debt varies quarterly and is therefore also subject to interest rate risk. For its commercial bank debt, the Company elects the lower of the prime lending rate or the one-month LIBOR rate plus 2.75%. For its related party debt, the interest rate is the higher of 6% or the commercial bank prime lending rate plus 1%. At December 31, 2006, the weighted average rate on the Company’s $5,538,337 borrowings was 9.20%. The Company believes its current liquidity position and profitability levels are adequate to guard against this interest rate risk.

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

The Life Insurance Subsidiaries’ most recent cash flow testing, which was completed in February 2007, involved a review of two basic measures. The first was the value of free market surplus, which is defined as the difference between the projected market value of assets and liabilities at the end of the analysis period (typically 10-30 years). Deficits could indicate the need for corrective action depending upon the severity and the number of scenarios in which a deficit appeared. A second measure involved distributable earnings. Negative earnings for extended durations might impair the ability of the Life Insurance Subsidiaries to continue without exhausting surplus. Again, depending upon severity and frequency, corrective measures might be needed. Based on results of the testing, no corrective measures were indicated at the current time. However, such testing is ongoing and dynamic in nature and future events in the interest and equity markets or a significant change in the composition of Life Insurance Subsidiaries’ business could negatively impact testing results and require the initiation of corrective measures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Management considers risk management an integral part of managing our core business.

The Company is subject to various market risks. Market risk is the risk of change in the value of securities held in our portfolio primarily as the result of changes in interest rates or equity prices. The Company devotes significant attention to the equities and the fixed maturities markets and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual issuers or overall markets. As part of our asset/liability management the Company, in consultation with consulting actuaries, performs an asset adequacy analysis annually, employing dynamic models of assets and liabilities to project financial results under several sensitivity scenarios of changing assumptions. For 2006 none of the eleven deterministic scenarios produced a negative market value at the end of the thirtieth projection year.

Quantitative and qualitative disclosures about market risk are further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Cash Flow and Liquidity” of this Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

CITIZENS FINANCIAL CORPORATION AND SUBSIDIARIES

Financial Statements For Full Fiscal Years	Page

Report of Independent Registered Public Accounting Firm	35

Consolidated Statements of Operations for the

years ended December 31, 2006, 2005 and 2004	36

Consolidated Balance Sheets at

December 31, 2006 and 2005	37

Consolidated Statements of Shareholders' Equity

for the years ended December 31, 2006, 2005 and 2004	39

Consolidated Statements of Cash Flows for the

years ended December 31, 2006, 2005 and 2004	40

Notes to Consolidated Financial Statements	41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants nor have there been any disagreements on accounting and financial disclosure requiring disclosure pursuant to the Instructions to this Item.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2006. Based on the evaluation, they concluded that the controls and procedures are effective except for those controls and procedures related to certain reinsurance transactions that did not prevent or detect the accounting errors identified in Notes 2 and 10 to the consolidated financial statements. Controls and procedures were subsequently revised to remediate this material weakness. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION

There is no other information requiring disclosure pursuant to the Instructions to this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Citizens Financial Corporation

We have audited the accompanying consolidated balance sheets of Citizens Financial Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Financial Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2006 the Company changed its method of accounting for certain reinsurance contracts to conform with U.S. generally accepted accounting principles. The Company has retroactively restated its 2005 consolidated financial statements to implement this change as of January 1, 2005, the inception date of the initial reinsurance contract related to the change.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 26, 2007

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Operations

Citizens Financial Corporation and Subsidiaries

Consolidated Balance Sheets

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Balance Sheets

December 31	2006	2005 (As Restated)
LIABILITIES		
Policy liabilities:		
Future policy benefits	$ 109,510,024	$ 111,021,027
Policyholder deposits	14,319,829	14,716,369
Policy and contract claims	1,546,613	1,888,050
Unearned premiums	112,823	128,584
Other	181,818	715,822
Total Policy Liabilities	125,671,107	128,469,852
Note payable – bank	208,337	1,375,003
Note payable – related party	5,330,000	4,000,000
Accrued expenses and other liabilities	1,954,060	2,135,938
Total Liabilities	133,163,504	135,980,793
COMMITMENTS AND CONTINGENCIES (Notes 3, 11 and 12)		
SHAREHOLDERS' EQUITY		
Common stock, 6,000,000 shares authorized; 1,588,011 and 1,671,628 shares issued and outstanding in 2006 and 2005, respectively	1,588,011	1,671,628
Additional paid-in capital	6,650,197	7,081,921
Accumulated other comprehensive income (loss)	(1,056,024)	720,690
Retained earnings	6,933,861	7,769,765
Total Shareholders' Equity	14,116,045	17,244,004
Total Liabilities and Shareholders' Equity	$ 147,279,549	$ 153,224,797

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

See Notes to Consolidated Financial Statements.

Citizens Financial Corporation and Subsidiaries

December 31, 2006

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

Nature of Operations. The Company engages primarily in the business of life insurance, annuities and accident and health insurance through Citizens Security and United Liberty (“the Life Insurance Subsidiaries”). The Life Insurance Subsidiaries offer life, fixed-rate annuity and accident and health insurance products to individuals and groups through independent agents. Citizens Insurance was acquired during 1999 and is licensed as a property and casualty insurer in six states but currently has no business in force. Corporate Realty manages the Company’s real estate along with two other properties affiliated with the Company’s Chairman (see Note 15).

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

The Life Insurance Subsidiaries market their portfolio of products through the personal producing general agent distribution system and presently have approximately 3,300 sales representatives. Many of these also represent other insurance carriers. Approximately 1,000 of the agents specialize in the Home Service market while approximately 500 are Preneed representatives who market through funeral homes. These markets consist primarily of individuals who desire whole life policies with policy limits typically below $10,000.

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

Company management periodically evaluates whether the declines in fair value of investments are other-than-temporary. These evaluations consist of a review of qualitative and quantitative factors, including analysis of the issuer’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also takes into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the issuer, and such other factors as may be relevant. Declines in fair values of securities deemed to be other-than-temporary are included in the results of operations as realized investment losses in the period of determination. Determining what constitutes an other-than-temporary decline involves significant judgment. Declines in fair value below cost not considered other-than-temporary in the current period could be considered other-than-temporary in a future period and reduce earnings to the extent of the write-down.

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

Property and Equipment. Property and equipment, including the home office building, are carried at cost less accumulated depreciation, using principally the straight-line method of depreciation. Accumulated depreciation at December 31, 2006 was $2,800,971 ($2,422,555 at December 31, 2005).

Goodwill and Value of Insurance Acquired. Goodwill represents the excess of purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. The recovery of these assets is dependent on the fair value of the business to which they relate. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of goodwill. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During both 2006 and 2005, the Company, in consultation with its consulting actuaries, concluded that no impairment adjustment was necessary for its goodwill.

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiaries at the dates of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs (as described under Premiums, Benefits and Expenses). At December 31, 2006, accumulated amortization was $7,359,858 ($7,012,200 at December 31, 2005).

Benefit Reserves and Policyholder Deposits. Traditional life and accident and health insurance products include those contracts with fixed and guaranteed premiums and benefits and consist principally of whole-life and term insurance policies, limited-payment life insurance policies and certain annuities with life contingencies. Reserves on such policies are based on assumed investment yields that range from 5% to 7%. This assumption is based on management’s expectations for long term total returns, and has been reduced for policies issued beginning in 2005 in light of the extended low returns we have experienced in recent years. Reserves on traditional life and accident and health insurance products are determined using the net level premium method based on future investment yields, mortality, withdrawals, and other assumptions, including dividends on participating policies. Such assumptions are based on past experience and include provisions for possible unfavorable deviation.

Benefit reserves and policyholder contract deposits on universal life, other interest-sensitive life products and investment-type products are determined using the retrospective deposit method and consist of policy account balances, before deducting surrender charges, which accrue to the benefit of the policyholder.

Participating insurance business constituted approximately 0.6%, 5% and 5% of ordinary life insurance in force at December 31, 2006, 2005 and 2004, and 0.4%, 3%, and 3% of annualized ordinary life premium in force at December 31, 2006, 2005, and 2004, respectively. Participating dividends are determined at the discretion of the Board of Directors.

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

Earnings Per Share. Basic and diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the year.

Note 2-CORRECTION OF AN ERROR

While preparing the 2006 consolidated financial statements, the Company discovered an error in the compilation and reporting of certain reinsurance transactions that caused the net income (loss) to be misstated by $192,547, $91,720, $107,058 and $122,566 for 2005 and the first, second and third quarters of 2006, respectively, within the final expense product line included in the Broker Life segment. The previously issued financial statements have been restated herein to reflect the correction of this error.

The Company’s retained earnings as of January 1, 2006 as previously reported was reduced by $192,547 to correct this error for 2005. The restated amounts within the Company’s balance sheet at December 31, 2005 and statement of operations for the year then ended are as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Balance Sheet at December 31, 2005
Reinsurance Recoverable	$ 2,749,655	$ (55,936)	$ 2,693,719
Accrued Expenses and other Liabilities	1,999,327	136,611	2,135,938
Retained Earnings	7,962,312	(192,547)	7,769,765
Statement of Operations for the year ended December 31, 2005
Premiums ceded	$ 874,039	$ 107,572	$ 981,611
Policyholder benefits ceded	1,104,013	(29,039)	1,074,974
Increase (decrease) in net benefit reserves	351,576	55,936	407,512
Income before income tax expense and net income	324,312	(192,547)	131,765
Net income per common share, basic and diluted	0.19	(0.11)	0.08

See Note 10 – QUARTERLY FINANCIAL DATA in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the originally reported amounts, the related changes and the restated amounts for each of the quarters in 2006 and 2005.

Note 3-INVESTMENTS

The cost and fair value of investments in fixed maturities and equity securities are shown below. The cost amounts are adjusted for amortization of premium and accretion of discount on fixed maturities and for write-downs of securities whose decline in value has been judged to be other-than-temporary. The table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2006, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time those securities have been continuously in an unrealized loss position:

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

Investments that are impaired at December 31, 2006 for which an other-than-temporary impairment has not been recognized consist mainly of corporate bond issues. The impairment of these securities has been deemed as temporary (attributable to increased interest rates in the bond market) due to the assigned rating, the typical fluctuations of these particular securities in the marketplace and management’s intent and the Company’s ability to hold them until they have substantially recovered the unrealized losses. The aggregated unrealized losses at December 31, 2006 are approximately 2.3% of the aggregated amortized cost of all securities. There are a total of 118 securities held that are considered temporarily impaired, 89 of which have been impaired for twelve months or longer. Of the 109 fixed maturities deemed to be temporarily impaired, three are rated by Standard and Poor’s as BB+ to BB- (i.e. non-investment grade), while all the others are investment grade bonds. The Company considered one equity investment as other-than-temporarily impaired and wrote the cost down by $70,000 at December 31, 2006 (in addition to previous write downs of other equities during the year totaling $617,000)

The fair values for investments in fixed maturities and equity securities are based on quoted market prices, where available. For investments in fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

The annual change in net unrealized investment appreciation or depreciation, for the years ended December 31, 2006, 2005 and 2004, and the amount of net realized investment gains or losses included in net income (loss) for the respective years then ended are shown below.

The amortized cost and fair value of investments in fixed maturities at December 31, 2006, by contractual maturity, are shown below. Expected maturities for investments in fixed maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without prepayment penalties.

Proceeds during 2006, 2005 and 2004 from sales and maturities of investments in available-for-sale securities were $32,753,908, $35,838,301 and $54,774,500, respectively. Gross gains of $594,167, $608,542 and $1,286,065 and gross losses of $160,502, $501,142 and $652,790 were realized on the sales of available-for-sale fixed maturities during 2006, 2005, and 2004, respectively. Included in gross realized losses during 2004 are net adjustments to the carrying amounts of available-for-sale fixed maturities of $333,676 relating to declines in value which were considered by management to be other than temporary (none in 2006 or 2005). Net realized gains from the sales of fixed maturities have been reduced by $9,128, $1,152 and $17,641 in 2006, 2005 and 2004 respectively, due to related changes in amortization patterns of deferred policy acquisition costs. In addition, net realized gains from the sales of fixed maturities have been reduced by $10,087 in 2004 for incentive fees earned by the portfolio manager (none in 2006 or 2005).

Gross gains of $992,591, $1,301,523 and $3,519,715 and gross losses of $1,490,596, $628,658 and $1,281,739 were realized on the sales of available-for-sale equity securities during 2006, 2005 and 2004, respectively. Included in gross realized losses during 2006 and 2004 are adjustments to the carrying amounts of available-for-sale equity securities of $687,987 and $473,421, respectively, relating to declines in value that were considered by management to be other than temporary (none in 2005). Net realized gains from the sale of equity securities have been reduced by $9,056, $7,216 and $62,260 in 2006, 2005 and 2004, respectively, due to changes in amortization patterns of deferred policy acquisition costs. In addition, net realized gains from the sale of available-for-sale equity securities have been reduced by $35,599 in 2004 for incentive and management fees earned by the portfolio manager (none in 2006 or 2005).

Net unrealized appreciation (depreciation) of available-for-sale securities is summarized as follows:

Investment management services were provided through January 31, 2004 by a firm affiliated with certain board members and shareholders of the Company – see Note 15 - Related Party Transactions.

Major categories of net investment income are summarized as follows:

The decrease in investment income for fixed maturities and increase for short-term investments results from the disposals and sales of high yielding bonds and carrying a larger than usual cash balance with increased short-term yields.

The Company limits credit risk by diversifying its investment portfolio among government and corporate fixed maturities and common and preferred equity securities. It further diversifies these investment portfolios within industry sectors. As a result, management believes that significant concentrations of credit risk do not exist. The only investment (other than U.S. Governments) comprising more than ten percent of shareholders’ equity at December 31, 2006 is Boston Properties Limited Partnership ($1,561,087). At December 31, 2006, the Company had no investments that had not been income producing for a period of at least twelve months prior to year-end and had no fixed maturity securities on non-accrual status at December 31, 2006.

The following table is a reconciliation of the net unrealized gains (losses) arising during the year and the changes in net unrealized gains (losses) as reported on the accompanying statements of shareholders’ equity.

As an income generation strategy, the Company takes certain option positions, generally on equity securities or related market indices and on equity options embedded in convertible bonds. Although such positions may be covered by actual securities owned or offsetting options, hedge accounting is not used. Accordingly, all such positions are marked to market and changes in value reported as realized gains or losses. During 2006 and 2005, option purchases totaled approximately $52,000 and $9,000, respectively, consideration received for options written totaled approximately $638,000 and $290,000 in 2006 and 2005, respectively, and related net realized gains totaled approximately $193,000 and $56,000 in 2006 and 2005, respectively. At December 31, 2006, net short option positions outstanding had a market value of $(102,000) (included in Other liabilities in the Consolidated Balance Sheets) including equity options embedded in convertible bonds. At December 31, 2005, net short option positions outstanding had a market value of $(179,000).

Pursuant to requirements of certain state insurance departments, the Company has investments with a carrying amount of $49,264,219 at December 31, 2006, placed on deposit at various financial institutions that are restricted from withdrawal without prior regulatory approval.

The Company owns the building and land, which it currently occupies. At both December 31, 2006 and 2005, the Company occupied approximately 32% of the building with the remaining space leased or available for lease to third-party tenants. The accompanying financial statements reflect the proportionate Company occupied share of the building and related operating expense as property and equipment and general expense, respectively. The remaining portions are reflected as investment real estate and as a reduction of investment income, respectively. Accumulated depreciation at December 31, 2006 and 2005 on the investment real estate portion of the building was $1,556,909 and $1,484,482, respectively.

The Company leases office space to third-party tenants under non-cancelable lease agreements. Future minimum rental income (based on leases currently effective) is $610,000, $595,000, $563,000, $434,000 and $156,000 for years 2007 through 2011, respectively.

Note 4-VALUE OF INSURANCE ACQUIRED

The value of insurance acquired is an asset, which represents the present value of future profits on business acquired, using discount rates of 6.6% to 9.0%. Balances outstanding relate primarily to the purchase of United Liberty, two additional companies which have been merged into Citizens Security (Integrity National Life Insurance Company and Old South Life Insurance Company) and the National Affiliated Investors Life block of business. An analysis of the value of insurance acquired for the years ended December 31, 2006, 2005 and 2004 is as follows:

Amortization of the value of insurance acquired (net of interest accretion) in each of the following five years will be approximately: 2007 - $287,000; 2008 - $243,000; 2009 - $206,000; 2010 - $175,000 and 2011 - $149,000 .

Note 5-DEBT

Debt consists of the following:

The Company’s outstanding commercial bank borrowings relate primarily to various insurance company acquisitions. Interest is payable quarterly at the lower of the bank’s prime lending rate or the one-month LIBOR rate plus 2.75% (7.85% at December 31, 2006). Scheduled principal installments are due as follows: April 2007 and July 2007 - $104,169 each. The loan agreement for the bank note contains covenants regarding asset acquisitions, shareholders’ equity and dividends, and maintenance of a debt to earnings ratio. During the first half of 2005 the Company did not comply with a loan covenant (debt to earnings ratio) and did not comply with another covenant (borrower’s equity) at June 30, 2006 on this debt and received a waiver from the lender of each violation through June 30, 2006. In return for the waivers, the Company’s Chairman agreed to personally guarantee the outstanding bank debt. The Company was in compliance with the debt covenants for the last two quarters of 2006. Regarding the currently scheduled debt repayments, the Company believes its available resources will be adequate to service 2007 debt obligations. In addition, the Company’s Chairman has expressed potential willingness to loan the Company an additional $200,000, if necessary, which management believes will service debt obligations through 2007. The Company has pledged the issued and outstanding common and preferred stock of Citizens Security as collateral for the commercial bank note.

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary. The Company borrowed an additional $1,000,000, $1,000,000 and $1,330,000 in 2003, 2005 and 2006, respectively from its Chairman for general operating capital, including bank debt service. These borrowings are considered current debt as a result of a 90-day call provision in the loan agreement. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6.00% or the prime lending rate plus 1% (9.25% at December 31, 2006). The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2007, except however, under terms of a subordination agreement between the Chairman and the Company’s commercial bank, repayment is prohibited until all outstanding commercial bank borrowings are repaid.

Cash paid for interest on debt was $486,646, $379,519, and $354,201, during 2006, 2005 and 2004, respectively.

Note 6-NET INCOME (LOSS) AND DIVIDENDS PER SHARE

The following table sets forth the computation of net income per share. There were no outstanding dilutative instruments in any year. No dividends were paid or accrued for 2006, 2005, or 2004.

Note 7-INCOME TAXES

Income taxes consist of the following:

Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

The Company has generally not been currently taxable, accumulating operating and capital loss carryovers for tax purposes that create uncertainties as to future realization of related tax benefits and ultimate effective rates. This significantly impacts the Company’s determination of its deferred income tax accounts, and requires periodic “true-ups” ($84,000 in 2005).

The following is a reconciliation of income tax expense (benefit) at the federal statutory rate, to the tax at the Company’s effective income tax rate:

Income taxes of $33,957 were refunded in 2006. Income taxes refunded in 2005 were $172,691 and income taxes (paid) in 2004 were ($34,437). The Company has $1,127,000 of net operating loss carryforwards, which begin to expire in the year 2018. The change in the valuation allowance is due principally to the limitation in the expected utilization of loss carryforwards.

Under the tax law in effect prior to 1984, a portion of income of Citizens Security was not taxed when earned. It was accumulated in a tax account known as policyholders’ surplus. Under the provisions of the Deficit Reduction Act of 1984, policyholders’ surplus accounts were frozen at their December 31, 1983 balance of $859,000 for Citizens Security on a merged basis. Distributions from the policyholders’ surplus would be subject to income tax. The relevant tax law was amended by Section 705 of the American Jobs Creation Act of 2004 (Public Law 108-357-Oct. 22, 2004). Section 705 amended IRC Section 815 by providing that distributions from the policyholders surplus account made during any taxable year of a stock life insurance company beginning after December 31, 2004, and before January 1, 2007 will not be added to the insurance company’s taxable income, and that any distribution to shareholders during such years would be treated first as a distribution out of policyholders surplus. Therefore, Citizens Security paid a cash dividend to the Company for the full balance of the policyholders’ surplus account of $859,000 on December 27, 2006.

Note 8-STATUTORY ACCOUNTING PRACTICES AND SHAREHOLDERS’ EQUITY

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

Statutory-basis net income (loss) and capital and surplus for the Company’s combined insurance operations, for the three years ended December 31, 2006 are shown below. These amounts are combined totals for Citizens Security, United Liberty, and Citizens Insurance, with adjustments to eliminate intercompany holdings and activity.

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

Statutory restrictions limit the amount of dividends which the insurance companies may pay. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. During 2006, Citizens Security made a capital infusion to Citizens Insurance of $50,000. United Liberty paid dividends to Citizens Security of $99,900, during 2006, (none in 2005 and 2004) and Citizens Insurance paid dividends to Citizens Security of $250,000 and $1,174,090 in 2005 and 2004, respectively (none in 2006). The Insurance Subsidiaries must each maintain $1,250,000 of capital and surplus, the minimum required for insurance companies domiciled in Kentucky. The KOI imposes minimum risk-based capital (“RBC”) requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its required authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Based on RBC computations as of December 31, 2006, the Insurance Subsidiaries each have statutory capital in excess of minimum regulatory requirements.

Note 9--SEGMENT INFORMATION

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

Segment information as of December 31, 2006, 2005 and 2004, and for the years then ended is as follows:

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

Note 10--QUARTERLY FINANCIAL DATA (Unaudited)

While preparing the 2006 consolidated financial statements, the Company discovered an error in the compilation and reporting of certain reinsurance transactions that caused the Net Income (Loss) to be misstated for the first, second and third quarters of 2006, respectively. The previously issued quarterly financial statements have been restated below to reflect the correction of this error. Below is also selected consolidated quarterly financial data for the year ended December 31, 2005 with the originally reported amounts, the related changes and the restated amounts for the second, third and fourth quarters of 2005:

Included in the corrections noted above, net policyholder benefits and increase in net benefits increased by $84,975, $36,028, $68,858 and $75,123 for 2005 and the first, second and third quarters of 2006, respectively.

Upon review for impaired securities, the Company recognized as realized losses (included in Investment gains (losses), net) $218,133, $256,714, $141,999 and $70,271 in the 1st, 2nd, 3rd and 4th quarters, respectively during 2006. There were no such realized losses from impairments recognized in 2005.

Note 11--REINSURANCE

The Company currently follows the general practice of reinsuring that portion of risk on the life of any individual that is in excess of $40,000 for individual policies (under yearly renewable term and coinsurance agreements) and $20,000 for group policies (under a group yearly renewable term agreement). Graded death benefit and simplified issue coverages above $4,000 are generally 50% reinsured, with the Life Insurance Subsidiaries maintaining a maximum $10,000 risk on any one policyholder. Individual and group accidental death coverage and a minor portion of cancer coverage are 100% reinsured. To the extent that reinsuring companies are unable to meet obligations under reinsurance agreements, the Company would remain liable. Reinsurance premiums, expenses, recoveries and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Note 12—CONTINGENCIES

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

As a result of a provisional settlement agreement dated October 8, 2004, that applied to all holders of the Five Star Policies wherever they reside, United Liberty recognized as of December 31, 2004 an obligation for future payments to the policyholders and their attorneys totaling $825,000. The terms of the settlement agreement were subject to the approval of the court in which the action was pending. On October 21, 2005, a Final Order and Judgment was entered by the Court. The Final Order and Judgment approved the provisional Settlement Agreement dated October 8, 2004, and became final and effective on November 20, 2005.

The $825,000 obligation for future payments included in the consolidated financial statements as of December 31, 2005 and 2004 consists of [i] up to $500,000 payable to all persons who owned Five Star Policies that were still in force in 1993, [ii] $315,000 in attorneys’ fees payable to counsel for the class and [iii] a $10,000 incentive award payable to the lead plaintiffs for the class. The $500,000 portion is payable in respect of dividend obligations on the Five Star Policies from 1993 through 2000 and is to be paid in a lump sum to those policy holders whose policies are no longer in force and in three annual installments to those policy holders whose policies are still in force at their anniversary date. United liberty made the first payments dated January 12, 2006 to those whose policies were no longer in force, which totaled $278,698. The attorneys’ fees and incentive award were also paid on that date (prior to the “Initial Payment Date” set as sixty days subsequent to the end of the appeal period). Additional payments were made throughout 2006, leaving a balance of the related obligation for future payments at December 31, 2006 of $166,600.

In addition, the Company is party to other lawsuits in the normal course of business. Based on information currently available, management believes that currently pending lawsuits will be resolved without material financial impact to the Company.

Note 13--FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods used in estimating these values, are as follows:

Fixed Maturities: The fair values for investments in fixed maturities are based on quoted market prices, where available. For those fixed maturities that are not actively traded, fair values are estimated using values obtained from independent pricing services. Available-for-sale fixed maturities are carried at fair value in the accompanying statements of financial condition. At December 31, 2006 and 2005, the fair value of available-for-sale fixed maturities was $101,061,766 and $112,924,772, respectively.

Equity Securities: The fair values for investments in equity securities are based on quoted market prices. Equity securities are carried at fair value in the accompanying statements of financial condition. At December 31, 2006 and 2005, the fair value of equity securities was $9,429,265 and $8,580,035, respectively.

Short-Term Investments: The carrying amount of short-term investments approximates their fair value. At both December 31, 2006 and 2005 the fair value of short-term investments was $40,000.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2006 and 2005, the fair value of cash and cash equivalents was $7,966,604 and $3,552,969, respectively.

Policy Loans: The carrying amount of policy loans approximates their fair value. At December 31, 2006 and 2005, the fair value of policy loans was $4,452,885 and $4,495,291, respectively.

Investment Contracts: The carrying amount of investment-type fixed annuity contracts approximates their fair value. At December 31, 2006 and 2005, the fair value of investment-type fixed annuity contracts was $8,821,042 and $9,254,397, respectively.

Notes Payable: The carrying amounts of notes payable approximate their fair values. At December 31, 2006 and 2005, the fair value of notes payable was $5,538,337 and $5,375,003, respectively.

Note 14--BENEFIT PLANS

The Company has a 401(k) savings plan for its full-time employees. The Company contributes matching contributions at the discretion of its Board of Directors. Company expense associated with this plan totaled $57,642, $52,345, and $57,401 in 2006, 2005 and 2004, respectively.

Note 15--RELATED PARTY TRANSACTIONS

The Company has various transactions with its President and Chairman of the Board (the “Chairman”) or entities he controls. Through January 31, 2004 the Chairman provided investment portfolio management for the Company and its subsidiaries through SMC Advisors, Inc. (of which the Chairman is the principal officer, a director, and the sole shareholder). The investment portfolio management contracts provided for total annual fixed fees of $45,000 and incentive compensation equal to five percent (5%) of the sum of the net realized and unrealized capital gains in the fixed maturities and equity securities portfolios of the Company during each contract year. Any excess of net realized and unrealized capital losses over net realized and unrealized capital gains at the end of a contract year were not carried forward to the next contract year. Fixed fees totaled $3,750 in 2004. Incentive fees of $47,668 were incurred and paid for 2004. The investment management contracts were terminated as of January 31, 2004 when the Chairman was named Chairman and Chief Executive Officer of each of the Insurance Subsidiaries. The Company also maintains a portion of its investments under a Trust Agreement with a bank controlled by the Chairman. Fees to the bank are based on assets held. Such fees were $35,609, $44,664, and $52,772 in 2006, 2005, and 2004, respectively. The Company also manages certain commercial real estate affiliated with its Chairman. The Company charges the real estate projects management and leasing fees at market rates, which totaled $158,372, $146,903, and $143,101 during 2006, 2005, and 2004, respectively. The Company borrowed $1,330,000 and 1,000,000 from its Chairman in 2006 and 2005, respectively, in addition to previous borrowings totaling $3,000,000. Terms of the note require interest to be paid quarterly at the greater of 6% per year or the commercial bank prime lending rate plus 1% (9.25% at December 31, 2006).

Note 16 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006 and is required to be adopted by the Company on January 1, 2007. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. Based upon management’s review of the Company’s historical and expected transactions, the impact on the Company’s financial statements of implementing this standard is not expected to be material.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company on January 1, 2007. Management is continuing to evaluate the impact of adopting this interpretation and anticipates that it will not have a significant impact on the Company’s consolidated financial position and results of operations.

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

Schedule III – Supplementary Insurance Information

Citizens Financial Corporation

For the Years Ended December 31, 2006, 2005, and 2004

Schedule IV – Reinsurance

Citizens Financial Corporation

For the Years Ended December 31, 2006, 2005, and 2004

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

OF THE REGISTRANT

The information required by this Item is set forth in the Board of Directors’ Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 14, 2007, and such information is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 14, 2007, and such information is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 14, 2007, and such information is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS

AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Board of Directors' Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 14, 2007, and such information is here incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Board of Directors’ Proxy Statement for the Annual Meeting of Shareholders of the Company now scheduled for June 14, 2007, and such information is here incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)	Financial Statements and Financial Statement Schedules.

Schedule II - Condensed Financial Information of Registrant	58

Schedule III - Supplementary Insurance Information	61

Schedule IV - Reinsurance	62

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes

(c)	Exhibits.

The exhibits listed in the Index to Exhibits appearing on page 66.

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

CITIZENS FINANCIAL CORPORATION

March 30, 2007	By:	/s/ Darrell R. Wells

Darrell R. Wells

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrell R. Wells

Darrell R. Wells /s/ Len E. Schweitzer	Director and President (principal executive officer)	March 30, 2007
Len E. Schweitzer /s/ John H. Harralson, Jr.	Vice President and Chief Financial Officer	March 30, 2007
John H. Harralson, Jr. /s/ George A. Turk	Director	March 30, 2007
George A. Turk /s/ Thomas G. Ward	Director	March 30, 2007
Thomas G. Ward /s/ Margaret A. Wells	Director	March 30, 2007
Margaret A. Wells	Director	March 30, 2007

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
10.18

Settlement Agreement dated as of October 8, 2004 between James and Naomi Stock, Plaintiffs, and United Liberty Life Insurance Company, Defendant (filed as Exhibit 10.18 to the Company’s Form 8-K dated October 8, 2004)*

10.22	Executive Employment Agreement dated May 26, 2005 with Michael S. Williams (filed as Exhibit 99.1 to the Company’s Form 8-K dated May 26, 2005)*
10.23	Executive Employment Agreement dated August 3, 2005 with James H. Knox (filed as Exhibit 99.1 to the Company’s Form 8-K dated August 3, 2005)*
10.24	Citizens Financial Corporation Master Cash Bonus Performance Plan dated August 11, 2005 (filed as Exhibit 10.24 to the Company’s Form 8-K dated August 11, 2005)*
10.25	Award to James H. Knox dated August 11, 2005 (filed as Exhibit 10.25 to the Company’s Form 8-K dated August 11, 2005)*
10.26	Executive Employment Agreement dated August 25, 2005 with Len E. Schweitzer (filed as Exhibit 10.26 to the Company’s Form 8-K dated August 25, 2005)*
10.31	Aircraft Use Agreement dated April 25, 2006 between SMC Advisors, Inc. and the Company (filed as Exhibit 10.31 to the Company’s Form 8-K dated April 25, 2006)
10.33	Executive Employment Agreement dated August 4, 2006 with James T. Helton III (filed as Exhibit 10.33 to the Company’s Form 8-K dated August 4, 2006)*
10.35	Executive Employment Agreement dated November 21, 2006 with John D. Cornett (filed as Exhibit 10.35 to the Company’s Form 8-K dated November 21, 2006)*
10.36	Second Amended, Consolidated and Restated Promissory Note ($5,330,000) (filed as Exhibit 10.36 to the Company’s Form 8-K dated December 28, 2006)
21.2	Subsidiaries of the registrant (filed as Exhibit 21.2 to the Company’s Form 10-K/A dated May 23, 2006)
23.3	Consent of Independent Registered Public Accounting Firm (filed herewith)

67

31.1	Rule 13a-14(a)/15d-14(a) Certification -- Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification -- Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification – Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification – Principal Financial Officer (filed herewith)

* Management contract or compensatory plan or arrangement.