Form 10-Q
period 2007-03-31
CITIZENS FINANCIAL CORP /KY/
filed 2007-05-11
CIK 887136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class A Stock 1,588,011 as of May 10, 2007.

The date of this Report is May 11, 2007.

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

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31	2007	2006
Cash Flows from Operating Activities:		
Net income (loss)	$ (180,851)	$ 227,735
Adjustments reconciling net income (loss) to net cash used in operating activities:		
Interest credited on policyholder deposits	173,311	134,258
Provision for amortization and depreciation, net of deferrals	25,398	58,845
Amortization of premium and accretion of discount on securities purchased, net	1,497	15,694
Net realized investment gains	(48,622)	(445,613)
Changes in operating assets and liabilities:		
Benefit reserves	(486,614)	(523,193)
Claim liabilities	(570,873)	(449,290)
Reinsurance recoverable	73,028	68,415
Accrued investment income	(70,217)	46,751
Changes in other operating assets and liabilities	218,072	(348,101)
Deferred income tax asset	-	56,499
Income taxes payable / receivable	-	70,549
Net Cash used in Operating Activities	(865,871)	(1,087,451)
Cash Flows from Investing Activities:		
Securities available-for-sale:		
Purchases – fixed maturities	(1,248,110)	(2,000,138)
Purchases – equity securities	(3,715,969)	(4,115,623)
Sales and maturities – fixed maturities	2,611,435	12,799,214
Sales – equity securities	4,019,357	4,483,542
Additions to real estate	(16,633)	-
Additions to property and equipment, net	(36,443)	(92,964)
Other investing activities, net	(20,904)	38,349
Net Cash provided by Investing Activities	1,592,733	11,112,380
Cash Flows from Financing Activities:		
Policyholder deposits	139,513	119,267
Policyholder withdrawals	(490,672)	(293,852)
Proceeds from additional borrowings- related party	-	360,000
Payments on note payable – bank	(208,337)	(354,166)
Repurchases of common stock	-	(47,377)
Other financing activities	(3,696)	-
Net Cash used in Financing Activities	(563,192)	(216,128)
Net Increase in Cash and Cash Equivalents	163,670	9,808,801
Cash and Cash Equivalents at Beginning of Period	7,966,604	3,552,969
Cash and Cash Equivalents at End of Period	$ 8,130,274	$ 13,361,770

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2007 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. First quarter results may not be indicative of results for the full year. For further information, refer to the December 31, 2006 consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related income taxes, for the three-month periods ended March 31, 2007 and 2006, are as follows:

Unrealized gains (losses) are the result of the net change in the excess or deficit of market values over book values of the investment portfolios. Therefore, comprehensive income (loss) is impacted by the volatility of the equities and fixed maturities markets.

Note 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s derivatives outstanding at March 31, 2007 include approximately $21,000 of embedded options on convertible bonds and $(38,000) of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized investment gains or losses.

Part I; Item 1 (continued)

Note 4 - NET REALIZED INVESTMENT GAINS

The Company did not record any pretax reductions to the carrying amount of available for sale securities for the three months ended March 31, 2007, compared to $218,000 of such write downs in the first quarter of 2006. This amount is included in net realized investment gains.

Note 5 - INCOME TAXES

Income taxes are provided based on estimates of the projected annual effective tax rate. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income (loss) before income taxes differs from taxable income (loss) principally due to the small life insurance company tax deduction, operating loss carry forwards and capital loss carry forwards. The Company has generally not been currently taxable, accumulating operating and capital loss carryovers for tax purposes that create uncertainties as to future realization of related tax benefits and ultimate effective rates. This significantly impacts the Company’s determination of its deferred income tax accounts.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense (none at March 31, 2007 or December 31, 2006). The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2003 – 2007, for which the statute has yet to expire. In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.

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

Part I; Item 1 (continued)

Segment information as of March 31, 2007 and 2006, and for the periods then ended, is as follows:

Below are the net investment income amounts, which are included in the revenue totals above.

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit (loss). Segment profit (loss) represents pretax income (loss), except that net realized investment gains and interest expense are excluded. A significant portion of the Company’s realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $8,233,000 and $8,316,000 during the three months ended March 31, 2007 and 2006, respectively.

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

Note 8 – DEBT

Debt consists of the following notes payable:

In March, 2007, the Company paid the full balance of the previously outstanding commercial bank borrowings related primarily to various prior year insurance company acquisitions.

Part I; Item 1 (continued)

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary and borrowed additional amounts of $1,000,000, $1,000,000 and $1,330,000, in 2003, 2005, and 2006, respectively, from its Chairman for general operating capital, including servicing bank debt. The Company also borrowed an additional $300,000 on April 2, 2007. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6% or the prime lending rate plus 1% (9.25% at March 31, 2007). The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2007; however the Company expects to restructure these loans with its Chairman prior to this maturity date.

Note 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company adopted SOP 05-1 for internal replacements beginning in 2007 and it did not have a material impact to first quarter results. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company does not believe that it will have a material future impact on the consolidated financial statements.

The Company implemented FASB Interpretation No. 48, "Accounting for Uncertainity in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") on January 1, 2007.  FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. The Company has determined that it had no significant uncertain tax positions at January 1, 2007 and at March 31, 2007. Therefore, there is no impact on the Company's consolidated financial position or results of operations. Additional required disclosures under FIN 48 are included in Note 5 – Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial condition, results of operations and cash flows.

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

As more fully outlined in the Management’s Discussion and Analysis in the Company’s Form 10-K for 2006, Management sees the following as its key challenges for the remainder of 2007:

• Financial

(1)	earning an operating profit for all segments

(2)

continuing to solidify the ratings from A.M. Best and setting the stage for a future rating upgrade (see the section titles “Competition” in Item 1 in the Company’s Form 10-K for 2006 for a discussion of the Company’s rating)

(3)	funding higher sales growth in 2007 and beyond without straining capital and surplus

(4)	evaluating plans to reduce compliance costs in 2007 and beyond

• Operational

(1)	controlling operating expenses

(2)	updating hardware and software technology

• Product lines

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

During the first three months of 2007, the Company reported a consolidated pretax operating loss (which excludes net realized investment gains) of $229,000, compared to a consolidated pretax operating loss of $125,000 (which excludes net realized investment gains) for the first three months of 2006 and a consolidated net loss of $181,000 for the first three months of 2007, compared to a consolidated net income of $228,000 for the first three months of 2006.

The Company is subject to various market risks. The most significant risks relate to fluctuations in interest rates (which impact prices of fixed maturity securities) and prices of equity securities. The Company has at times experienced negative total returns (defined as investment income and realized and unrealized investment gains and losses) on its investment portfolio, however the total return for the first three months of 2007 was 7.47% (the Company recorded pre-tax unrealized gains of $653,000 on debt securities and unrealized losses of $(1,600) on equities) compared to a negative total return of 2.67% during the first three months of 2006. Historically these returns have been favorable and the Company has successfully managed the risk over many years. Company management devotes significant attention to the capital markets, and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

In an effort to increase levels of risk adjusted statutory surplus at the insurance subsidiary level, and to take advantage of opportunities, management at times repositions the overall portfolio. The Company decreased its investment in equity securities on a market value basis by $281,000, or 3.0%, and decreased fixed maturity securities by $757,000, or 0.7%, during the first three months of 2007. Management considers these actions to be insignificant and anticipates little impact on long-term total returns. The Company will further reposition the portfolios, as opportunities become available, in order to increase total returns and maintain an acceptable risk-adjusted statutory surplus at the insurance subsidiary level.

General expenses and depreciation for the first three months of 2007 were up $141,000, or 7.6% compared to the first three months of 2006, principally due to the costs of employing a marketing executive in the fall of 2006 and three regional marketing representatives for group products in the first quarter of 2007, relocation costs for a new Chief Operating Officer and increased depreciation related to the new group administration system placed in service in January 2006 and the costs associated with the continued enhancements to the system.

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

Goodwill and Intangible Impairment. The balance of our goodwill and value of insurance acquired (“VIF”) was $2,620,000 at March 31, 2007. The recovery of these assets is dependent on the fair value of the business to which it relates. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During 2006 and the first quarter of 2007, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

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

OPERATIONS. Net premiums earned decreased approximately $124,000 or 2.1% during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Below is a summary of net premiums earned, by segment, for the three-month period ended March 31, 2007, along with the change from the same periods of 2006:

Home Service Life premiums decreased approximately 4.9% during the first three months of 2007 compared to the same period in 2006 due to higher lapse rates. New sales began to decline in the fourth quarter of 2006 and have continued to decline in 2007 as a result of producer response to the Company’s introduction of a variable first year commission program designed to improve persistency in this segment. Due to the negative producer response and consequent negative effect on sales, the Company discontinued the variable first year commission program and modestly increased premium rates (average increase of approximately 4%) to mitigate the declining premiums. The Company continues its efforts to attract successful, experienced Home Service Life agents, but considers it a challenge to increase new sales even modestly, while providing incentive to keep business in force for longer periods than we have historically experienced (i.e. improve our persistency rate) in this mature segment.

Broker Life premiums increased 16.1% in the first three months of 2007 compared to the same period of 2006 primarily because the Company has been aggressively developing relationships with new Managing General Agents to market the new final expense product introduced in 2005.

Pre-need Life premiums continued to decrease dramatically (28%) during the first three months of 2007 compared to the same period in 2006 as the result of the Company’s earlier modification of certain policy benefits and commissions (which resulted in a loss in the number of producers) and an intentional refocusing of marketing efforts toward segments that the Company believes offer more positive potential in the current environment.

Dental premiums increased 1.4% during the first three months of 2007 compared to the first three months of 2006, reflecting early results of the Company’s increased marketing focus in this market. The Dental loss ratio for the first three months of 2007 increased to 69.9% compared to 62.2% for the same period in 2006 as expected as a result of the Company’s more aggressive marketing efforts for its group products.

Other Health premiums declined 8.4% during the first three months of 2007 compared to the same period in 2006 because these products are not being actively marketed as the Company continues to redirect the focus of its marketing efforts to the Broker Life and Dental segments in an effort to improve profitability in those segments and for the Company as a whole.

Net benefits and interest credited on policyholder deposits decreased $161,000, or 3.2%, during the first three months of 2007 compared to the first three months of 2006 due primarily to an improved mortality rate in the Pre-need Life and the Home Service Life segments (partially offset by an increase in mortality in the Broker Life segment and a higher loss ratio for the Dental segment). The reduced decrease in net benefit reserves of $73,000 during the first three months of 2007 as compared to the same period in 2006 was primarily due to the decrease in Pre-need policies issued and in force during the period and the reduction in the number of our older individual life policies for plans we are no longer selling, partially offset by increases in reserves due to the increasing ages of policies in force. Commissions increased $19,000, or 1.6%, while premiums were down 2.1% for the first three months of 2007 compared to the same period of 2006 due to the higher first year commission rate paid on the new final expense premiums written. As discussed above, general expenses and depreciation for the first three months of 2007 were up $141,000, or 7.6%, compared to the first three months of 2006, principally due to the costs of employing a marketing executive in the fall of 2006 and three regional marketing representatives for group products in the first quarter of 2007, relocation costs for a new Chief Operating Officer and increased depreciation related to the new group administration system placed in service in January 2006 and the costs associated with the continued enhancements to the system. The deferral of policy acquisition costs increased $89,000 for the three months ended March 31, 2007 compared to the same period in 2006 principally due to the costs associated with issuing the new final expense product, offset by the decrease in Pre-need policies issued. Amortization of deferred policy acquisition costs and the value of insurance acquired increased $38,000 in the first three months of 2007 compared to the first three months of 2006, primarily due to the decreasing amount of Pre-need and acquired Home Service insurance in force.

Pretax income (loss) decreased approximately $502,000 to a pretax and net loss of $(181,000)for the three months ended March 31, 2007 compared to pretax income of $228,000 for the same period in 2006. Net investment income decreased $37,000, or 2.2%, for the first three months of 2007 compared to the same period of 2006, due to a slight decline in invested assets and cash and cash equivalents, a slight decrease in yields on the Company’s fixed maturity portfolio and approximately a $14,000, or 19.4%, decrease in dividends received from equity investments.

Net realized investment gains decreased to $49,000 for the first three months of 2007 from net investment gains of $446,000 for the same period in 2006 because the Company elected to realize some gains on fixed maturities in 2006 while restructuring its portfolio to reduce investments in long duration fixed maturity securities and in equity securities. The Company also recorded $218,000 of pretax reductions to the carrying amount of securities management judged to be other than temporarily impaired in 2006 (none for 2007).

Pretax segment loss (excluding net realized investment gains and interest expense) for the first three months of 2007 was approximately $(100,000) compared to a pretax segment loss (excluding net realized investment gains and interest expense) of $(14,000) for the first three months of 2006. This is attributable to the factors described above.

Following are the approximate, annualized pretax investment income and “total return” yields (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) for the three months ended March 31, 2007 and 2006. Pretax unrealized gains (losses) totaled $(1,600) and $653,000 on equities and fixed maturity securities, respectively, for the three month period ended March 31, 2007 and $374,000 and $(3,372,000) on equities and fixed maturity securities, respectively, for the three month period ended March 31, 2006.

FINANCIAL POSITION. Shareholders’ equity totaled approximately $14,570,000 and $14,116,000 at March 31, 2007 and December 31, 2006, respectively. These balances reflect an approximate 3.22% increase for the three months ended March 31, 2007. Comprehensive income (loss) totaled approximately $454,000 and $(2,327,000) for the three months ended March 31, 2007 and 2006, respectively. A significant portion of the comprehensive income (loss) is attributable to changes in the fair value of the Company’s fixed maturity and equity portfolios. Equity securities comprised approximately 6.2% and 6.4% of the Company’s total assets as of March 31, 2007 and December 31, 2006, respectively. Accordingly, movements in the equities markets can significantly affect the Company’s financial position. Equity portfolio positions increased $280,000 on a cost basis and decreased $281,000 on a market value basis during the first three months of 2007. Fixed maturity portfolio positions decreased $1,410,000 on an amortized cost basis and $757,000 on a market value basis during the same period. This decrease results primarily from maturities of fixed maturity securities, partially offset by the unrealized gains discussed above. Cash and cash equivalent positions increased, pending investment, approximately $164,000 during the three months ended March 31, 2007.

The fixed maturities markets continue to be highly volatile and have been favorable in 2007, with a significant turnaround in the first quarter. Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. Low short-term rates continue to adversely impact the Company’s investment portfolio yield and operating earnings, although not as severely as in the past few years. The 2007 environment continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company’s 2006 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CASH FLOWS AND LIQUIDITY

Net cash provided by (used in) operating activities totaled $(866,000) for the three months ended March 31, 2007 compared to $(1,087,000) for the same period in the prior year. The decrease in the negative cash flow is primarily attributable to the collection of reinsurance recoverable for two quarters of 2006 and the collection of other miscellaneous income. The $1,593,000 and $11,112,000 of net cash provided by investing activities for the three months ended March 31, 2007 and 2006, respectively, resulted from the net decrease in the investment portfolio on a cost basis. The $563,000 and $216,000 of net cash used in financing activities during the first three months of 2007 and 2006, respectively, is attributable to bank loan principal repayments, repurchases of Company common stock in 2006, and net annuity and universal life account withdrawals, offset by proceeds from additional borrowings from a related party in 2006.

A summary of all known commitments of the Company as of May 11, 2007, including the aforementioned borrowings, and an estimate (based on reasonable assumptions and anticipated trends) of payments to be made for future policy benefits and contract claims, is as follows:

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

Part I; Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Risk. Market risk is the risk of change in the value of securities held in our portfolio as the result of changes in interest rates or equity prices. There have been no material changes in our market risk exposures from December 31, 2006, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Cash Flow and Liquidity.”

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

CHANGES IN INTERNAL CONTROLS. As dislosed in Item 9A of the Company’s Form 10-K for the year ended December 31, 2006, the Company revised its controls and procedures related to certain reinsurance transactions to remediate a material weakness. There have been no other significant changes in the Company’s internal controls or changes in other factors that could significantly affect these controls subsequent to their evaluation, nor has the Company implemented any corrective actions regarding significant deficiencies or material weaknesses in internal controls.

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

Item 5. Other Information.

There are no items for which a Form 8-K was required in the first quarter of 2007, which was not filed.

Item 6. Exhibits.

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

Date: May 11, 2007