Form 10-Q
period 2007-06-30
CITIZENS FINANCIAL CORP /KY/
filed 2007-08-10
CIK 887136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class A Stock 1,586,111 as of August 9, 2007.

The date of this Report is August 10, 2007.

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

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Financial Condition

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30	2007	2006
Cash Flows from Operating Activities:		
Net income (loss)	$ 213,959	$ (419,156)
Adjustments reconciling net income (loss) to net cash used in operating activities:		
Interest credited on policyholder deposits	307,407	288,383
Provision for amortization and depreciation, net of deferrals	(78,700)	108,974
Amortization of premium and accretion of discount on securities purchased, net	(2,224)	30,166
Net realized investment gains	(1,118,749)	(342,265)
Changes in operating assets and liabilities:		
Benefit reserves	(385,109)	(755,742)
Claim liabilities	(84,439)	(510,406)
Reinsurance recoverable	(56,853)	97,164
Accrued investment income	50,520	98,007
Changes in other operating assets and liabilities	(241,992)	(870,095)
Deferred income tax asset	(5,741)	360,111
Income taxes payable / receivable	5,742	35,989
Net Cash used in Operating Activities	(1,396,179)	(1,878,870)
Cash Flows from Investing Activities:		
Securities available-for-sale:		
Purchases – fixed maturities	(7,972,202)	(5,490,073)
Purchases – equity securities	(6,104,966)	(8,562,592)
Sales and maturities – fixed maturities	6,781,180	13,505,788
Sales – equity securities	8,623,677	7,612,607
Additions to real estate	(16,633)	(41,353)
Additions to property and equipment, net	(104,708)	(193,110)
Other investing activities, net	56,032	49,310
Net Cash provided by Investing Activities	1,262,380	6,880,577
Cash Flows from Financing Activities:		
Policyholder deposits	184,154	220,452
Policyholder withdrawals	(719,098)	(529,603)
Proceeds from additional borrowings- related party	430,000	360,000
Payments on note payable – bank	(208,337)	(708,333)
Repurchases of common stock	(12,170)	(86,631)
Other financing activities	(3,697)	-
Net Cash used in Financing Activities	(329,148)	(744,115)
Net Increase (Decrease) in Cash and Cash Equivalents	(462,947)	4,257,592
Cash and Cash Equivalents at Beginning of Period	7,966,604	3,552,969
Cash and Cash Equivalents at End of Period	$ 7,503,657	$ 7,810,561

See Notes to Condensed Consolidated Financial Statements.

Part I; Item 1 (continued)

Citizens Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2007 (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Citizens Financial Corporation and its wholly-owned subsidiaries: Citizens Security Life Insurance Company (“Citizens Security”), United Liberty Life Insurance Company (“United Liberty”), Citizens Insurance Company (“Citizens Insurance”), Citizens Security Benefit Services, Inc. (“Citizens Benefits”), and Corporate Realty Services, Inc. (“Corporate Realty”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in conformity with U.S. generally accepted accounting principles for certain financial information.

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

Note 2 - COMPREHENSIVE LOSS

The components of comprehensive loss for the three and six-month periods ended June 30, 2007 and 2006, are as follows:

Unrealized losses are the result of the net change in the excess or deficit of market values over amortized cost of the investment portfolios. Therefore, comprehensive loss is impacted by the volatility of the equities and fixed maturities markets.

Note 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s derivatives outstanding at June 30, 2007 include approximately $51,000 of embedded options on convertible bonds and $222,000 of other open option positions. Hedge accounting is not used for these securities and changes in market value are reported currently as realized investment gains or losses.

Part I; Item 1 (continued)

Note 4 - NET REALIZED INVESTMENT GAINS

The Company did not record any pretax reductions to the carrying amount of available for sale securities for the six months ended June 30, 2007, compared to $475,000 of such write downs in the first half of 2006. This amount is included in net realized investment gains.

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

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense (none at June 30, 2007 or December 31, 2006). The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2003 – 2007, for which the statute has yet to expire. In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.

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

Part I; Item 1 (continued)

Segment information as of June 30, 2007 and 2006, and for the periods then ended, is as follows:

Below are the net investment income amounts, which are included in the revenue totals above.

The Company evaluates performance based on several factors, of which the primary financial measure is segment profit (loss). Segment profit (loss) represents pretax income (loss), except that net realized investment gains and interest expense are excluded. A significant portion of the Company’s realized investment gains are generated from investments in equity securities. The equities portfolio averaged (on a cost basis) approximately $7,969,000 and $8,070,000 during the six months ended June 30, 2007 and 2006, respectively.

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

Part I; Item 1 (continued)

The Company borrowed $2,000,000 from its Chairman in December 2002 to strengthen the statutory capital position of its principal insurance subsidiary and borrowed additional amounts of $1,000,000, $1,000,000 and $1,330,000, in 2003, 2005, and 2006, respectively, from its Chairman for general operating capital, including servicing bank debt. The Company also borrowed an additional $300,000 on April 2, 2007 and $130,000 on June 29, 2007. Interest on the debt is payable quarterly by the Company at an annual rate equal to the greater of 6% or National City Bank’s prime lending rate plus 1% (9.25% at June 30, 2007). The outstanding principal is callable upon 90 days notice or otherwise due on June 30, 2008.

Note 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company adopted SOP 05-1 for internal replacements beginning in 2007 and it did not have a material impact to first or second quarter results. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company does not believe that it will have a material future impact on the consolidated financial statements.

The Company implemented FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" (FIN 48) on January 1, 2007.  FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. The Company has determined that it had no significant uncertain tax positions at January 1, 2007 and at June 30, 2007. Therefore, there was no impact of adopting this new standard on the Company's consolidated financial position or results of operations. Additional required disclosures under FIN 48 are included in Note 5 – Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the fiscal years beginning after November 15, 2007 (January 1, 2008 for the company). The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of any adoption of SFAS 159 on its financial condition, results of operations and cash flows.

Part I; Item 1 (continued)

Note 10 – SUBSEQUENT EVENTS

On July 2, 2007, the Company announced its intent to engage in a going-private transaction by means of a 1-for-250 reverse stock split of its Class A common stock, with cash being issued in lieu of any resulting fractional shares in the amount of $7.25 per pre-split share. On July 19, 2007, the Company filed with the Securities and Exchange Commission a preliminary proxy statement describing the anticipated transaction in detail. The principal reason for the Company’s decision to go private is to eliminate the substantial expenses associated with filing various periodic reports with the Securities and Exchange Commission. The Company is represented by Powell Goldstein, LLP in connection with the going private transaction.

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

As more fully outlined in the Management’s Discussion and Analysis in the Company’s Form 10-K for the fiscal year ended December 31, 2006, Management sees the following as its key challenges for the remainder of 2007:

• Financial

(1)	earning an operating profit for all segments

(2)

continuing to solidify the ratings from A.M. Best and setting the stage for a future rating upgrade (see the section titled “Competition” in Item 1 in the Company’s Form 10-K for 2006 for a discussion of the Company’s rating)

(3)	funding higher sales growth in 2007 and beyond without straining capital and surplus

(4)	reducing compliance costs in 2007 and beyond

• Operational

(1)	controlling operating expenses

(2)	updating hardware and software technology

• Product lines

(1)

for Group Dental: beginning to utilize Third Party Administration products in 2007, building on the Company’s strength of providing high quality service and exploring plans to sell other products through the Dental marketing channel

(2)	for Final Expense: continuing a controlled growth path through select Managing General Agents who focus on this type of product

(3)	for Home Service: improving 13-month persistency, strengthening controls over field premium collection, recruiting satisfactory agents and controlling expenses

(4)	for Preneed: maintaining current distribution relationships and controlling costs and expenses

On July 2, 2007, the Company announced its intent to engage in a going-private transaction by means of a 1-for-250 reverse stock split of its Class A common stock, with cash being issued in lieu of any resulting fractional shares in the amount of $7.25 per pre-split share. On July 19, 2007, the Company filed with the Securities and Exchange Commission a preliminary proxy statement describing the transaction in detail as anticipated.

The principal reason for the Company’s decision to go private is to eliminate the substantial expenses associated with filing various periodic reports with the Securities and Exchange Commission. The Company’s Board of Directors reserves the right to terminate the proposed transaction at any time prior to the effective date of the reverse stock split. The Company is represented by Powell Goldstein, LLP in connection with the going private transaction.

The following discussion is presented to provide the reader with a clearer understanding of some of the operational elements impacting the financial position and results as reported in the accompanying unaudited condensed consolidated financial statements.

During the first six months of 2007, the Company reported a consolidated pretax operating loss (which excludes net realized investment gains) of $(905,000), compared to a consolidated pretax operating loss of $(399,000) (which excludes net realized investment gains) for the first six months of 2006 and a consolidated net income of $214,000 for the first six months of 2007, compared to a consolidated net loss of $(419,000) for the first six months of 2006.

The Company is subject to various market risks. The most significant risks relate to fluctuations in interest rates (which impact prices of fixed maturity securities) and prices of equity securities. The Company has at times experienced negative total returns (defined as investment income and realized and unrealized investment gains and losses) on its investment portfolio, however the total return for the first six months of 2007 was 4.28% (the Company recorded unrealized losses of $(1,517,000) on debt securities and unrealized losses of $(294,000) on equity securities) compared to a negative total return of (2.62)% during the first six months of 2006. Historically these returns have been favorable and the Company has successfully managed the risk over many years. Company management devotes significant attention to the capital markets, and repositions the Company’s portfolio upon detection of adverse risk trends associated with individual securities or overall markets.

In an effort to increase levels of risk adjusted statutory surplus at the insurance subsidiary level, and to take advantage of opportunities, management at times repositions the overall portfolio. The Company decreased its investment in equity securities on a market value basis by $1,774,000, or 18.8%, and decreased fixed maturity securities by $445,000, or 0.4%, during the first six months of 2007. Management believes these actions will have little impact on long-term total returns. The Company will further reposition the portfolios, as opportunities become available, in order to increase total returns and maintain an acceptable risk-adjusted statutory surplus at the insurance subsidiary level. Management’s present intent is to hold securities to maturity or until their market values are at least as great as their book values. However, that intent could change in the future, and impairments may need to be recognized in the period the intent changes.

General expenses and depreciation for the first six months of 2007 were up $508,000, or 13.5% compared to the first six months of 2006, principally due to the costs of employing a marketing executive in the fall of 2006, three regional marketing representatives for group products late in the first quarter of 2007, and a fourth regional marketing representative in the second quarter of 2007, as well as relocation costs for a new Chief Operating Officer, increased depreciation related to the new group administration system placed in service in January 2006 and the costs associated with the continued enhancements to the system.

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

Investment in Debt and Equity Securities. The Company holds debt and equity interests in a variety of companies, most of which are publicly traded with volatile market prices. The Company’s management periodically evaluates whether the declines in fair value of its investments are other-than-temporary. These evaluations involve significant judgment. The evaluation consists of a review of qualitative and quantitative factors, including analysis of the issuer’s competitive position in its markets, deterioration in the financial condition of the issuer, downgrades of the security by a rating agency, and other publicly available issuer-specific news or general market conditions, as well as consideration of the Company’s intent and ability to hold the securities until they have recovered. Declines in fair values of securities deemed to be temporary are included as an unrealized loss in shareholders’ equity. Declines in fair values of securities deemed to be other-than-temporary are included in net income(loss) as realized investment losses. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying amount of the investments, thereby possibly requiring an impairment charge in the future.

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

Goodwill and Intangible Impairment. The balance of our goodwill and value of insurance acquired (“VIF”) was $2,544,000 at June 30, 2007. The recovery of these assets is dependent on the fair value of the business to which it relates. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is subject to annual impairment tests based on the estimated fair value of the respective assets. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these assets. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. During 2006 and the first half of 2007, the Company concluded that no impairment adjustment was necessary for its goodwill or VIF.

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

OPERATIONS. Net premiums earned decreased approximately $8,000, or 0.1% for the second quarter of 2007 compared to the second quarter of 2006, and decreased approximately $132,000 or 1.2% during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Below is a summary of net premiums earned, by segment, for the three and six-month periods ended June 30, 2007, along with the change from the same periods of 2006:

Home Service Life premiums decreased approximately 3.7% during the second quarter of 2007 compared to the second quarter of 2006, and decreased 4.3% during the first six months of 2007 compared to the same period in 2006. New sales began to decline in the fourth quarter of 2006 and have continued to decline in 2007 as a result of producer response to the Company’s introduction of a variable first year commission program designed to improve persistency in this segment. Due to the negative producer response and consequent negative effect on sales, the Company discontinued the variable first year commission program and modestly increased premium rates (average increase of approximately 4%) to mitigate the declining premiums. The Company continues its efforts to attract successful, experienced Home Service Life agents, but considers it a challenge to increase new sales even modestly, while providing incentive to keep business in force for longer periods than we have historically experienced (i.e. improve our persistency rate) in this mature segment.

Broker Life premiums increased 24.3% in the second quarter of 2007 compared to the second quarter of 2006 and increased 19.3% in the first six months of 2007 compared to the same period of 2006 primarily because the Company has been aggressively developing relationships with new Managing General Agents to market the new final expense product introduced in 2005.

Preneed Life premiums decreased 26.6% during the second quarter of 2007 compared to the second quarter of 2006, and 27.5% for the first six months of 2007 compared to the same period in 2006. Starting in 2004, the Company intentionally refocused marketing efforts away from Preneed toward segments that the Company believes offer more positive potential in the current environment.

Dental premiums decreased 1.7% during the second quarter of 2007 compared to the second quarter of 2006, and were essentially unchanged during the first six months of 2007 compared to the first six months of 2006. As noted elsewhere herein, the Company has made a number of hires in 2006 and 2007 with the goal of a significant expansion of the Dental line. While it is too early to say with certainty that the flat premium figure for the first half of 2007 represents a turning point, it should be noted that Dental premium declined 6% between 2004 to 2005 and 4% between 2005 and 2006. The Dental loss ratio for the first six months of 2007 increased to 69.1% compared to 64.6% for the same period in 2006, as expected, as a result of the Company’s more aggressive marketing efforts for its group products.

Other Health premiums declined 7.1 % during the second quarter of 2007 compared to the second quarter of 2006, and 7.7% during the first six months of 2007 compared to the same period in 2006 because these products are not being actively marketed as the Company continues to redirect the focus of its marketing efforts to the Broker Life and Dental segments in an effort to improve profitability in those segments and for the Company as a whole.

Net investment income decreased $78,000, or 4.5% during the second quarter of 2007 compared to the second quarter of 2006, and decreased $115,000, or 3.4%, for the first six months of 2007 compared to the same period of 2006, due to a 2.1% decline in invested assets and cash and cash equivalents, a decrease in yields on the

Company’s fixed maturity portfolio and an approximate $23,000, or 16.8%, decrease in dividends received from equity investments during the first half of 2007.

Net realized investment gains increased to $1,119,000 for the first six months of 2007 from net investment gains of $342,000 for the same period in 2006 because the Company elected to realize some gains on equity securities in 2007 ($1,070,000) during the second quarter of 2007 compared to net realized investment losses of $(103,000) during the second quarter of 2006) while restructuring its portfolio to reduce investments in equity securities. The Company also recorded $475,000 of pretax reductions to the carrying amount of securities management judged to be other than temporarily impaired in 2006 (none for 2007).

Net benefits and interest credited on policyholder deposits decreased $303,000, or 6.2%, during the second quarter of 2007 compared to the second quarter of 2006, and $464,000, or 4.7%, during the first six months of 2007 compared to the first six months of 2006 due primarily to improved mortality rates in the Preneed Life, the Home Service Life and the Broker Life segments (partially offset by higher loss ratios for the Dental segment) during the first half of 2007. During the second quarter of 2007, the Company experienced improved mortality in the Preneed Life and the Broker Life segments, partially offset by a higher mortality rate for the Home Service Life segment and a higher loss ratio for the Dental segment compared to the second quarter of 2006.

Net benefit reserves increased $334,000 during the second quarter of 2007 compared to the second quarter of 2006 and increased $371,000 during the first six months of 2007 compared to the same period in 2006, primarily due to increases in reserves due to the increasing ages of policies in force and some final expense policies entering the second year since they were issued, offset by the decrease in Preneed policies issued and in force during the period and the reduction in the number of our older individual life policies for plans we are no longer selling.

Commissions increased $151,000, or 13.1% during the second quarter of 2007 compared to the second quarter of 2006, and $170,000, or 7.2% during the first six months of 2007 compared to the same period in 2006, due to the higher first year commission rate paid on the new final expense premiums written.

General expenses and depreciation for the second quarter were up $366,000, or 19.3% compared to the second quarter of 2006, and were up $508,000, or 13.5% for the first six months of 2007, compared to the first six months of 2006, principally due to the costs of employing a marketing executive in the fall of 2006, three regional marketing representatives for group products late in the first quarter of 2007, and a fourth regional marketing representative in the second quarter of 2007, as well as relocation costs for a new Chief Operating Officer, increased depreciation related to the new group administration system placed in service in January 2006 and the costs associated with the continued enhancements to the system.

The deferral of policy acquisition costs increased $623,000 during the second quarter of 2007 compared to the second quarter of 2006 and increased $728,000 for the six months ended June 30, 2007 compared to the same period in 2006 principally due to the costs associated with issuing the increased level of the new final expense product, offset by the decrease in Preneed policies issued. Amortization of deferred policy acquisition costs and the value of insurance acquired increased $428,000 in the second quarter of 2007 compared to the second quarter of 2006 and increased $483,000 during the first six months of 2007 compared to the first six months of 2006, primarily due to the increasing amount of final expense deferred acquisition costs subject to amortization.

Pretax income increased approximately $773,000 to $395,000 for the second quarter of 2007 compared to a pretax loss of $(378,000) during the second quarter of 2006, primarily due to an increase of $1,173,000 in net realized capital gains during the second quarter of 2007. Pretax income increased $271,000 to $214,000 for the six months ended June 30, 2007 compared to a pretax loss of $(57,000) for the same period in 2006 primarily due to an increase of $777,000 in net realized gains, offset by increased operating costs discussed above.

Pretax segment loss (excluding net realized investment gains and interest expense) for the first six months of 2007 was approximately $(642,000) compared to a pretax segment loss (excluding net realized investment gains and interest expense) of $(170,000) for the first six months of 2006. This is attributable to the factors described above.

Following are the approximate, annualized pretax investment income and “total return” yields (defined as yields including net investment income, net realized investment gains or losses and net change in the excess or deficit of market values over book values of the investment portfolios or unrealized gains (losses)) for the six months ended June 30, 2007 and 2006. Pretax unrealized losses totaled $(294,000) and $(1,517,000) on equities and fixed maturity securities, respectively, for the six month period ended June 30, 2007 and $(204,000) and $(5,216,000) on equities and fixed maturity securities, respectively, for the six month period ended June 30, 2006.

FINANCIAL POSITION. Shareholders’ equity totaled approximately $12,545,000 and $14,116,000 at June 30, 2007 and December 31, 2006, respectively. These balances reflect an approximate 11.13% decrease for the six months ended June 30, 2007. Comprehensive loss totaled approximately $(1,548,000) and $(5,339,000) for the six months ended June 30, 2007 and 2006, respectively. A significant portion of the comprehensive loss is attributable to changes in the fair value of the Company’s fixed maturity and equity portfolios. Equity securities comprised approximately 5.3% and 6.4% of the Company’s total assets as of June 30, 2007 and December 31, 2006, respectively. Accordingly, movements in the equities markets can significantly affect the Company’s financial position. Equity portfolio positions decreased $1,754,000 on a cost basis and decreased $1,774,000 on a market value basis during the first six months of 2007. Fixed maturity portfolio positions increased $1,072,000 on an amortized cost basis and decreased $445,000 on a market value basis during the same period. This decrease results primarily from the unrealized losses in the second quarter discussed above. Cash and cash equivalent positions decreased approximately $463,000 during the six months ended June 30, 2007.

The fixed maturities markets continue to be highly volatile and have been unfavorable in 2007 (particularly in the second quarter). Interest yields on fixed maturity investments held in our portfolio are continuing to slowly increase. Low short-term rates continue to adversely impact the Company’s investment portfolio yield and operating earnings, although not as severely as in the past few years. The 2007 environment continues to generate a relatively high level of qualitative investment risk. However, measures of quantitative risk per unit of investment are not believed to have changed significantly from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in any off-balance sheet arrangements.

CASH FLOWS AND LIQUIDITY

Net cash used in operating activities totaled $(1,396,000) for the six months ended June 30, 2007 compared to $(1,879,000) for the same period in the prior year. The decrease in the negative cash flow is primarily attributable to the collection of reinsurance recoverable for two quarters of 2006 in 2007, and the collection of other miscellaneous income.

The $1,262,000 and $6,881,000 of net cash provided by investing activities for the six months ended June 30, 2007 and 2006, respectively, resulted from net decreases in the investment portfolio on a cost basis.

The $(329,000) and $(744,000) of net cash used in financing activities during the first six months of 2007 and 2006, respectively, is attributable to bank loan principal repayments, repurchases of Company common stock , and net annuity and universal life account withdrawals, offset by proceeds from additional borrowings from a related party.

A summary of all known commitments of the Company as of August 10, 2007, including the aforementioned borrowings, and an estimate (based on reasonable assumptions and anticipated trends) of payments to be made for future policy benefits and contract claims, is as follows:

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

FORWARD-LOOKING INFORMATION.

All statements, trend analyses and other information contained in this report relative to markets for the Company’s products and trends in the Company’s operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

■	the market value of the Company’s investments, including stock market performance and prevailing interest rate levels;
■	customer and agent response to new products, distribution channels and marketing initiatives, including exposure to unrecoverable advanced commissions;
■	mortality, morbidity, lapse rates, and other factors which may affect the profitability of the Company’s insurance products;
■	regulatory changes or actions, including those relating to regulation of insurance products and insurance companies;
■	ratings assigned to the Company’s insurance subsidiaries by independent rating organizations which the Company believes are important to the sale of its products;
■	general economic conditions and increasing competition which may affect the Company’s ability to sell its products;
■	the Company’s ability to achieve anticipated levels of operating efficiencies and meet cash requirements based upon projected liquidity sources;
■	unanticipated adverse litigation outcomes; and
■	changes in the Federal income tax laws and regulations that may affect the relative tax advantages of some of the Company’s products.

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

CHANGES IN INTERNAL CONTROLS. As disclosed in Item 9A of the Company’s Form 10-K for the year ended December 31, 2006, the Company revised its controls and procedures related to certain reinsurance transactions to remediate a material weakness. There have been no other significant changes in the Company’s internal controls or changes in other factors that could significantly affect these controls subsequent to their evaluation, nor has the Company implemented any corrective actions regarding significant deficiencies or material weaknesses in internal controls.

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

Item 5. Other Information.

There are no items for which a Form 8-K was required in the first six months of 2007, which was not filed.

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

Date: August 10, 2007